Form 10-Q
period 1996-06-29
SIMMONS CO /GA/
filed 1996-08-13
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    June 29, 1996
                                       -------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ________________

         Commission file number _____________________

                                 SIMMONS COMPANY
         ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                 06-1007444
- -------------------------------        --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

One Concourse Parkway, Suite 600, Atlanta, Georgia                 30328
- --------------------------------------------------          -----------------
    (Address of principal executive offices)                     (Zip Code)

         Registrant's telephone number, including area code  (770) 512-7700
                                                            -----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [ ] Yes   [X] No

         The number of shares of the registrant's common stock outstanding as of August 12, 1996 was 31,964,452.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                 (in thousands)
                                   (Unaudited)

                                                    Successor           Predecessor
                                                  -------------        -------------
                                                  Quarter Ended        Quarter Ended
                                                  June 29, 1996        July  1, 1995
                                                  -------------        -------------
Net sales                                         $ 121,163              $ 119,362

Costs and expenses:
     Cost of products sold                           75,559                 70,818
     Selling, general and administrative             41,466                 40,866
     ESOP expense                                     1,186                  1,134
     Amortization of intangible assets                1,994                  1,438
                                                  ---------              ---------
                                                    120,205                114,256
                                                  ---------              ---------
                                                        958                  5,106

Interest expense, net                                 4,978                  2,009
Other deductions, net                                   312                    130
                                                  ---------              ---------

Income (loss) before income taxes and
     extraordinary item                              (4,332)                 2,967
Provision for income tax benefit (expense)              957                 (1,317)
                                                  ---------              ---------

     Income (loss) before extraordinary item         (3,375)                 1,650

Extraordinary loss from early extinguishment
     of debt, net of an income tax benefit
     of $1,137                                        1,706                     --
                                                  ---------              ---------

Net (loss) income                                 $  (5,081)             $   1,650
                                                  =========              =========






The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                 (in thousands)
                                   (Unaudited)

                                                   Successor                   Predecessor
                                                ---------------    -------------------------------
                                                  Period from         Period from
                                                    March 22,        December 31,           Two
                                                       1996                1995          Quarters
                                                     through             through           Ended
                                                  June 29, 1996    March 21, 1996     July 1, 1995
                                                ---------------    --------------   --------------
Net sales                                         $ 134,049         $ 106,431         $ 228,015

Costs and expenses:
     Cost of products sold                           84,601            66,630           137,922
     Selling, general and administrative             46,092            35,846            78,384
     ESOP expense                                     1,295             1,203             2,267
     Amortization of intangible assets                2,112             1,324             2,876
                                                  ---------         ---------         ---------
                                                    134,100           105,003           221,449
                                                  ---------         ---------         ---------
                                                        (51)            1,428             6,566

Interest expense, net                                 5,439             1,489             3,938
Other deductions, net                                 4,621                96               327
                                                  ---------         ---------         ---------

Income (loss) before income taxes and
     extraordinary item                             (10,111)             (157)            2,301
Provision for income tax benefit (expense)            3,268              (282)           (1,021)
                                                  ---------         ---------         ---------

     Income (loss) before extraordinary item         (6,843)             (439)            1,280

Extraordinary loss from early extinguishment
     of debt, net of an income tax benefit
     of $1,137                                        1,706                --                --
                                                  ---------         ---------         ---------

Net (loss) income                                 $  (8,549)        $    (439)        $   1,280
                                                  =========         =========         =========







The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                               Successor        Predecessor
                                                               ---------       ------------
                                                               June 29,        December 30,
                                                                 1996              1995
                                                               --------        ------------
ASSETS
Current assets:
     Cash and cash equivalents                                 $  8,130        $  9,185
     Accounts receivable, less allowance for
        doubtful accounts of  $5,702 and $4,600 in 1996
        and 1995, respectively                                   53,578          49,453
     Inventories                                                 19,755          18,293
     Deferred income taxes                                        7,165           7,565
     Other current assets                                         6,825           5,372
                                                               --------        --------
         Total current assets                                    95,453          89,868

Property, plant and equipment, net                               31,367          23,410
Patents, net of accumulated amortization of
      $672 and $13,198 in 1996 and 1995, respectively            16,366          14,275
Goodwill, net of accumulated amortization of
     $1,440 and $26,831 in 1996 and 1995, respectively          189,235         121,573
Deferred income taxes                                             9,607              --
Other assets                                                     13,112           5,366
                                                               --------        --------
                                                               $355,140        $254,492
                                                               ========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                            Simmons Company and Subsidiaries
                                          Condensed Consolidated Balance Sheets
                                                     (in thousands)
                                                      (Unaudited)

                                                                    Successor        Predecessor
                                                                    ---------        ------------
                                                                    June 29,         December 30,
                                                                       1996              1995
                                                                    ---------         ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                               $  24,892         $  22,712
     Accrued liabilities                                               32,772            37,800
     Current maturities of long-term obligations                        4,528             2,661
                                                                    ---------         ---------
         Total current liabilities                                     62,192            63,173
Noncurrent liabilities:
     Long-term obligations                                            194,980            91,107
     Deferred income taxes                                                 --             6,537
     Postretirement benefit obligations other than pensions             7,519             7,999
     Other                                                             12,713             8,352
                                                                    ---------         ---------
         Total liabilities                                            277,404           177,168
                                                                    ---------         ---------

Redeemable preferred stock                                                 --               680
Redeemable common stock under ESOP, net of related
     unearned compensation of $29,674                                      --            32,272
Series A Preferred Stock--ESOP, net of related
     unearned compensation of $27,057                                   1,295                --

Common stockholders' equity:
     Common stock, $.01 par value; 50,000 shares authorized,
         31,964 and 36,312 shares issued, respectively                    320               363
     Additional paid-in capital                                        84,680           176,501
     Unearned compensation under ESOP                                      --           (47,531)
     Accumulated deficit                                               (8,549)          (78,894)
     Foreign currency translation adjustment                              (10)             (288)
     Treasury stock, 0 and 1,727 shares in 1996 and 1995,
         respectively, at cost                                             --            (5,779)
                                                                    ---------         ---------
         Total common stockholders' equity                             76,441            44,372
                                                                    ---------         ---------
                                                                    $ 355,140         $ 254,492
                                                                    =========         =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                             Successor                   Predecessor
                                                           -------------       ------------------------------
                                                           Period from          Period from
                                                             March 22,          December 31,           Two
                                                               1996                 1995             Quarters
                                                             through              through              Ended
                                                           June 29, 1996       March 21, 1996       July 1, 1995
                                                           -------------       --------------       ------------
Cash flows from operating activities:
     Net income (loss)                                       $  (8,549)           $  (439)           $  1,280
     Adjustments to reconcile net loss to net cash
         from operating activities:
         Depreciation and amortization                           3,234              2,108               4,876
         Non-cash interest expense                                  --                322                 594
         Amortization of deferred debt issuance costs              196                 84                 152
         ESOP expense                                            1,295              1,203               2,267
         Extraordinary loss                                      1,706                 --                  --
         Provision for bad debts                                   536                566               2,066
         Provision for deferred income taxes                        --               (164)             (1,118)
         Other, net                                               (522)                66                (721)
     Net changes in assets and liabilities:
         Accounts receivable                                    (3,495)            (1,732)            (16,277)
         Inventories                                            (1,691)             1,229              (4,160)
         Other assets and liabilities                           (3,896)              (531)                897
         Accounts payable                                        9,430             (7,250)             13,109
         Accrued liabilities                                    (9,001)             6,787               4,325
                                                             ---------            -------            --------
         Net cash provided by (used in) operating
              activities                                       (10,757)             2,339               7,290
                                                             ---------            -------            --------
Cash flows from investing activities:
     Purchases of property, plant and equipment                 (4,486)            (1,567)             (1,059)
     Payment to the seller for the acquisition                (151,625)                --                  --
     Payments to option holders                                 (6,950)                --                  --
     Payments of acquisition costs                             (16,040)                --                  --
                                                             ---------            -------            --------
         Net cash (used in) investing activities              (179,101)            (1,567)             (1,059)
                                                             ---------            -------            --------
Cash flows from financing activities:
     Proceeds from Predecessor revolving line of
         credit and long-term borrowings                            --              3,334              11,842
     Predecessor principal payments on revolving
         line of credit, long-term debt and capital
         lease obligations                                          --             (3,490)            (15,673)
     Payments of Predecessor debt                              (75,914)                --                  --
     Proceeds of Successor debt                                298,700                 --                  --
     Payments of Successor debt                               (110,000)                --                  --
     Payments of financing costs                                (8,940)                --                  --
     Proceeds from issuance of Successor common
         stock                                                  85,000                 --                  --
     Treasury stock purchases                                       --               (660)             (5,309)
                                                             ---------            -------            --------
         Net cash provided by (used in) financing
              activities                                       188,846               (816)             (9,140)
                                                             ---------            -------            --------
Net effect of exchange rate changes on cash                         (8)                 9                  73
                                                             ---------            -------            --------
Decrease in cash and cash equivalents                           (1,020)               (35)             (2,836)
Cash and cash equivalents, beginning of period                   9,150              9,185               8,477
                                                             ---------            -------            --------
Cash and cash equivalents, end of period                     $   8,130            $ 9,150            $  5,641
                                                             =========            =======            ========
Supplemental cash flow information:
     Cash paid for interest                                  $   2,709            $   803            $  2,519
                                                             =========            =======            ========
     Cash paid for income taxes                              $      93            $ 2,315            $    376
                                                             =========            =======            ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

         For purposes of this report the "Company" refers to Simmons Company and Subsidiaries, collectively.

         The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of the management of the Company, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Management believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and accompanying notes included in the Company's registration statement on Form S-4, as amended, dated July 31, 1996. Operating results for the periods ended June 29, 1996, are not necessarily indicative of future results that may be expected for the year ending December 28, 1996.

2.       The Acquisition

         On March 22, 1996, Simmons Holdings, Inc. ("Holdings"), through its subsidiary formed for this purpose, Simmons Acquisition Corp. ("SAC"), acquired 100% of the outstanding common stock of the Company. Holdings was formed to consummate the Acquisition on behalf of affiliates of INVESTCORP S.A. ("Investcorp"), management and certain other investors. Immediately following the completion of the Acquisition, SAC merged into the Company, as a result of which 100% of the common stock of the Company became owned by Holdings. For purposes of identification and description, Simmons Company is referred to as the "Predecessor" for the period prior to the Acquisition, the "Successor" for the period subsequent to the Acquisition, and the "Company" for both periods.
         The purchase price for the Acquisition was approximately $269.6 million (including approximately $94.6 million in refinancing or assumption of existing indebtedness, purchase of certain stock options, and the payments of fees and expenses) which was allocated to the assets and liabilities of the Company based upon their estimated fair market value at the date of the Acquisition, under the purchase method of accounting. The allocation of the purchase price was, in certain instances, based on preliminary information and is therefore subject to revision when additional asset and liability valuations are obtained.
         The financing for the Acquisition (including the refinancing of outstanding debt) was provided for by (i) borrowings under a new $115.0 million Senior Credit Facility, which refinanced the Company's existing senior and subordinated loans, (ii) the $100.0 million proceeds under a new Subordinated Loan Facility, and (iii) $85.0 million of capital provided by affiliates of Investcorp, management and certain other investors from Holdings.
         In connection with the Acquisition, the Simmons ESOP sold 6,001,257 shares of the Company's common stock (representing all of the allocated shares) for cash, and converted each of the remaining 5,670,406 shares of common stock of the Company (unallocated shares) into one share of Series A.

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

         Preferred Stock. The Series A Preferred Stock is convertible into common stock of the Company on a one-to-one basis and is entitled to an aggregate liquidation preference of $28.4 million ($5.00 per share). The ESOP also has the right, upon the occurrence of certain events, to require the Company to purchase the stock owned by the ESOP for $5.00 per share.
     On April 18, 1996, the Company issued $100.0 million in 10.75% Senior Subordinated Notes, pursuant to an offering (the "Offering") (See Note 4). The proceeds of the offering were used to retire loans under the Subordinated Loan Facility mentioned above.

3.       Inventories

         Inventories consisted of the following at June 29, 1996 and December 30, 1995 (in thousands):

                                           Successor    Predecessor
                                           ---------    ------------
                                           June 29,     December 30,
                                             1996           1995
                                           -------      ------------
         Raw materials                     $11,703         $11,807
         Work in progress                    2,250           1,942
         Finished goods                      5,802           4,544
                                           -------         -------
                                           $19,755         $18,293
                                           =======         =======

4.       Long-Term Obligations

         Long-term obligations consisted of the following at June 29, 1996 and December 30, 1995 (in thousands):

                                                      Successor         Predecessor
                                                      ---------         ------------
                                                      June 29,          December 30,
                                                        1996               1995
                                                      ---------          --------
         Senior loans:
              Old Tranche A term loan                        --          $ 36,045
              Old Tranche C term loan                        --            17,700
              New Tranche A term loan                 $  40,000                --
              New Tranche B term loan                    35,000                --
              Revolving loan                             13,700             2,000
         Adjustable rate senior subordinated notes           --             2,618
         Adjustable rate junior subordinated notes           --            24,328
         10.75% Senior Subordinated Notes due 2006      100,000                --
         Industrial Revenue Bonds, 7.00%, due 2017        9,700             9,700
         Other, including capital lease obligations       1,108             1,377
                                                      ---------          --------
                                                        199,508            93,768
         Less current portion                            (4,528)           (2,661)
                                                      ---------          --------
                                                      $ 194,980          $ 91,107
                                                      =========          ========

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

         In connection with the Acquisition, the Company entered into a new Senior Credit Facility (the "Senior Credit Facility"). The Senior Credit Facility provides for a $40.0 million revolving credit facility. The revolving credit facility will expire on the earlier of (a) March 31, 2001 or (b) such other date as the revolving credit commitments thereunder shall terminate in accordance with the terms of the Senior Credit Facility. The Senior Credit Facility also provides for a $75.0 million term loan facility, which is divided into two tranches, the Tranche A and Tranche B term loans. The Tranche A term loan has a final scheduled maturity date of March 31, 2001, and the Tranche B term loan has a final scheduled maturity date of March 31, 2003.
         The interest rate under the Senior Credit Facility is based, at the Company's option, on an Alternate Base Rate or a Eurodollar Rate (both as defined), plus margins as follows:

                                                               Revolving         Tranche A        Tranche B
                                                              Credit Loan       Term Loan        Term Loan
                                                              -----------       ----------       ---------
         Alternate base rate margin                             1.25%             1.25%            1.75%
         Eurodollar rate (LIBOR-based)                          2.50%             2.50%            3.00%

         The interest rates in effect at June 29, 1996 for the revolving credit, Tranche A term, and Tranche B term loans were 9.5%, 8.0%, and 8.5%, respectively.
         Management of the Company has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters. The Company enters into interest rate swap agreements whereby the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount linked to LIBOR. Any differences paid or received on the interest rate swap agreement are recognized as adjustments to interest expense over the life of the swap, thereby adjusting the effective interest rate on the underlying obligation. On June 11, 1996, the Company entered into two interest rate swap agreements to effectively convert $40.0 million of the variable Tranche A and Tranche B debt to fixed rate debt with effective interest rates of 8.8% - 9.3%. The interest rate swap agreements have a duration of two years.
         At June 29, 1996, the amount under the revolving credit portion of the Senior Credit Facility that was available to be drawn was approximately $20.1 million, after giving effect to $13.7 million of borrowings and $6.2 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the revolving credit facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the revolving credit facility to fund acquisitions and capital expenditures.
         The Senior Credit Facility contains certain covenants and restrictions on actions by the Company and its subsidiaries. In addition, the Senior Credit Facility requires that the Company comply with specified financial ratios and tests, including minimum cash flow, a maximum ratio of indebtedness to cash flow and a minimum interest coverage ratio. As of June 29, 1996 the Company was in compliance with respect to all covenants.
         On April 18, 1996, the Company completed a refinancing, which consisted of (i) the sale of $100.0 million of 10.75% Senior Subordinated Notes due 2006 (the "Notes") pursuant to a private offering, (ii) the application of approximately $96.0 million (after deduction of discounts to the Initial

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

Purchaser and other expenses of the Offering), together with other available funds, to repay the outstanding indebtedness under the Company's Subordinated Loan Facility.
         The Notes mature on April 15, 2006 and bear interest at the rate of 10.75% per annum from April 15, 1996 payable semiannually on April 15th and October 15th of each year, commencing October 15, 1996. The Notes may be redeemed at the option of the Company on or after April 15, 2001, under the conditions and at the redemption price as specified in the Note Indenture, dated as of April 18, 1996, under which the Notes were issued (the"Note Indenture"). The Notes are subordinated to all existing and future Senior Indebtedness (as defined) of the Company and will be effectively subordinated to all obligations of any subsidiaries of the Company.
         Subsequent to June 29, 1996 the Company has and will continue through 5:00 p.m. New York City time, on September 4, 1996, unless extended by the Company in its sole discretion, to issue 10.75% Series A Senior Subordinated Notes due 2006 (the "New Notes") pursuant to an exchange offer whereby holders of the Notes have the opportunity to receive New Notes which have been registered under the Securities Act of 1933, as amended, but are otherwise identical to the Old Notes.

         Future maturities of long-term obligations as of June 29, 1996 are as follows (in thousands):

                  1996                     $    2,334
                  1997                          5,200
                  1998                          7,200
                  1999                          9,200
                  2000                         11,200
                  Thereafter                  164,374
                                              -------
                                             $199,508
                                              =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        Simmons Company and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

INTRODUCTION

         The Company employed the purchase method of accounting for the Acquisition completed in March 1996. As a result of the required purchase accounting adjustments, the post-Acquisition financial statements for the period from March 22, 1996 to June 29, 1996 (the "Successor Financials") are not comparable to the financial statements for the periods prior to the Acquisition (the "Predecessor Financials").

RESULTS OF OPERATIONS

         For purposes of the discussion below, the results of operations for the six month period ended June 29, 1996 represent the mathematical addition of the historical amounts for the Predecessor period (December 31, 1995 through March 21, 1996) and the Successor period (March 22, 1996 through June 29, 1996) and are not indicative of the results that would actually have been obtained if the Acquisition had occurred on December 30, 1995.

SECOND QUARTER ENDED JUNE 29, 1996 AS COMPARED TO SECOND QUARTER ENDED JULY 1, 1995

         Net Sales. Net sales for the quarter ended June 29, 1996 increased 1.5%, or $1.8 million, from $119.4 million in 1995 to $121.2 million in 1996. This increase was due primarily to a 1.1% increase in unit sales volume while average unit selling price remained flat versus 1995. The growth in unit sales volume resulted from increased contract bedding sales and the continued growth of the BackCare(R) product line.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold for the quarter ended June 29, 1996 increased 3.1 percentage points from 59.3% in 1995 to 62.4% in 1996. The increase is primarily attributable to: (i) introductory selling prices associated with the introduction of the Company's new product line, and (ii) a higher product mix concentration of contract and promotional bedding.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses have remained flat at 34.2%. A 0.6 percentage point increase in expenditures related to the Company's reengineering program and a 0.5 percentage point increase in distribution costs, were offset by a 1.1 percentage point improvement due to higher total revenues which increased at a slightly greater rate than selling, general and administrative expenses.

         Amortization of Intangible Assets. Amortization of intangible assets for the quarter ended June 29, 1996 increased $0.6 million due in part to the effect of an increase in goodwill resulting from

                        Simmons Company and Subsidiaries
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued

purchase accounting adjustments made in connection with the Acquisition in March 1996.

         Interest Expense, Net. Interest expense, net increased $3.0 million to $5.0 million due primarily to interest expense on increased total indebtedness, which resulted from the issuance of senior subordinated notes and a new senior credit facility as financing for the Acquisition. ("See Notes to Condensed Consolidated Financial Statements")

         Provision (Benefit) for Income Taxes. The Company's effective tax rates for the quarters ended June 30, 1996 and July 1, 1995 differ from the federal statutory rate because of non tax-deductible amortization of goodwill and the utilization, in 1995, of net operating loss carryforwards.

         Extraordinary Item. The Company recorded a $1.7 million charge, net of an income tax benefit of $1.1 million, representing the remaining unamortized debt issuance costs related to long term obligations repaid as a result of the refinancing for the Acquisition.

         Net (Loss) Income. For the reasons set forth above, the quarter ended June 29, 1996 resulted in a loss of $5.1 million, as compared to a net income of $1.7 million in July 1, 1995.

SIX MONTHS ENDED JUNE 29, 1996 AS COMPARED TO SIX MONTHS ENDED JULY 1, 1995

         Net Sales. Net sales for the six months ended June 29, 1996 increased 5.5%, or $12.5 million, from $228.0 million in 1995 to $240.5 million in 1996. This increase was due primarily to a 4.7% increase in unit sales volume and a slight increase in average unit selling price. The growth in unit sales volume resulted from increased contract bedding sales, primarily in the flagship Beautyrest(R) product line, and the continued growth of the BackCare(R) product line.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold for the six months ended June 29, 1996 increased 2.4 percentage points from 60.5% in 1995 to 62.9% in 1996. The increase is primarily attributable to: (i) introductory selling prices associated with the introduction of the Company's new product line; (ii) a higher product mix concentration of contract and promotional bedding; and (iii) the sale of acquired finished goods inventory which had been written up, as required by generally accepted accounting principles, to fair market value as of the date of the Acquisition.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the six months ended June 29, 1996 improved 0.3 percentage point, from 34.4% in 1995 to 34.1% in 1996. A 0.5 percentage point increase in expenditures related to the Company's reengineering program and a 0.2 percentage point increase in distribution costs, were offset by a of 1.0 percentage point improvement due to higher total revenues which increased at a slightly greater rate than selling, general and administrative expenses.

         Amortization of Intangible Assets. Amortization of intangible assets for the six months ended June 29, 1996 increased $0.6 million due in part to the effect of an increase in goodwill resulting from purchase accounting adjustments made in connection with the Acquisition in March 1996.

                        Simmons Company and Subsidiaries
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued

         Interest Expense, Net. Interest expense, net increased $3.0 million to $6.9 million due primarily to interest expense on increased total indebtedness, which resulted from the issuance of senior subordinated notes and a new senior credit facility as financing for the Acquisition.

         Other Deductions, Net. Other deductions, net increased $4.5 million to $4.8 million due primarily to non-recurring expenses of $4.3 million incurred in connection with the Acquisition. Approximately $3.8 million was attributable to special compensation agreements entered into by the Company with certain members of management of the Company and $0.7 million was comprised of fees for management advisory, consulting services and certain other fees.

         Provision (Benefit) for Income Taxes. The Company's effective tax rates for the six months ended June 30, 1996 and July 1, 1995 differ from the federal statutory rate because of non tax-deductible amortization of goodwill and the utilization, in 1995, of net operating loss carryforwards.

         Extraordinary Item. In April 1996, the Company recorded a $1.7 million charge, net of an income tax benefit of $1.1 million, representing the remaining unamortized debt issuance costs related to long term obligations repaid as a result of the refinancing for the Acquisition.

         Net (Loss) Income. For the reasons set forth above, the six months ended June 29, 1996 resulted in a loss of $9.0 million, as compared to a net income of $1.3 million at July 1, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of cash to fund its liquidity needs is net cash provided by operating activities. Net cash used in operating activities was $8.4 million for the combined two quarters ended June 29, 1996 compared to $7.3 million provided in 1995, due primarily to (i) increased cash interest expense;
(ii) non-recurring transaction charges associated with the Acquisition; and
(iii) the timing of payments of accounts payable. The Company's principal use of funds consists of payments of principal, interest, and capital expenditures. Capital expenditures totaled $6.1 million for the combined periods ended June 29, 1996. These capital expenditures consisted primarily of normal recurring capital expenditures and capitalized expenditures related to SWIFT, a systems upgrade project. The Company estimates that total normal recurring capital expenditures will be approximately $5.0 million in 1996. In addition, total expenditures for completing the SWIFT project are expected to be approximately $7.0 million in 1996. Management believes that annual capital expenditure limitations in its Senior Credit Facility will not significantly inhibit the Company from meeting its ongoing capital needs. The Company may seek to make selective acquisitions in the bedding industry. Although the Company has discussions from time to time with potential candidates, the Company currently has no commitments with respect to any such acquisitions.

         At June 29, 1996, the amount under the revolving credit portion of the Senior Credit Facility that was available to be drawn was approximately $20.1 million, after giving effect to $13.7 million of borrowings and $6.2 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the revolving credit facility may

                        Simmons Company and Subsidiaries
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued

be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the revolving credit facility to fund acquisitions and capital expenditures. At June 29, 1996, the Company's weighted average borrowing cost was 9.7%.

         Management believes that the Company will have the necessary liquidity for the foreseeable future to fund: (i) its obligations under the Senior Credit Facility and the Notes; (ii) expected capital expenditures; (iii) selective acquisitions in the bedding industry; and (iv) other needs required to manage and operate its business, through cash flow from operations, and amounts available under its revolving credit facility in the Senior Credit Facility.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

              None.

Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K

              (a)     Exhibits:

                      27.0     Financial Data Schedule

              (b)     Reports on Form 8-K:

                      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Simmons Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SIMMONS COMPANY



By:                   /s/  Zenon S. Nie
              -------------------------------------
                           Zenon S. Nie
              Chairman of the Board of Directors,
              Chief Executive Officer and Director
                  (Principal Executive Officer)



By:                 /s/ Jonathan C. Daiker
              -------------------------------------
                        Jonathan C. Daiker
              Executive Vice President-Finance and
              Administration, Chief Financial Officer
                            and Director
                    (Principal Accounting Officer)

Date:         August 13, 1996