Form 10-Q
period 1996-09-28
SIMMONS CO /GA/
filed 1996-11-12
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    September 28, 1996
                                           ------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                       to
                                        --------------------    ---------------

         Commission file number 333-04841


                                 SIMMONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    06-1007444
     -----------------------------           -----------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

One Concourse Parkway, Suite 600, Atlanta, Georgia               30328
--------------------------------------------------             ---------
    (Address of principal executive offices)                   (Zip Code)

         Registrant's telephone number, including area code  (770) 512-7700
                                                             --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

         The number of shares of the registrant's common stock outstanding as of November 8, 1996 was 31,964,452.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                 (in thousands)
                                   (Unaudited)

                                                      Successor       Predecessor
                                                    -------------    -------------
                                                    Quarter Ended    Quarter Ended
                                                    September 28,    September 30,
                                                        1996             1995
                                                    -------------    -------------

Net sales                                              $ 154,527       $ 141,711

Costs and expenses:
     Cost of products sold                                91,593          82,215
     Selling, general and administrative                  45,924          44,334
     ESOP expense                                          1,251           1,134
     Amortization of intangible assets                     1,805           1,438
                                                        --------        --------
                                                         140,573         129,121
                                                        --------        --------
         Income from operations                           13,954          12,590

Interest expense, net                                      5,022           2,033
Other (income) deductions, net                            (3,528)             73
                                                        --------        --------

Income before income taxes                                12,460          10,484
Provision for income taxes                                 4,959           4,652
                                                        --------        --------

Net income                                             $   7,501       $   5,832
                                                        ========        ========










The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                 (in thousands)
                                   (Unaudited)

                                                        Successor         Predecessor
                                                      ------------  -------------------------
                                                      Period from   Period from
                                                        March 22,   December 31,    Three
                                                          1996          1995      Quarters
                                                         through       through      Ended
                                                      September 28,   March 21,  September 30,
                                                          1996          1996         1995
                                                      ------------  -----------  ------------

Net sales                                              $ 288,576    $ 106,431    $ 369,726

Costs and expenses:
     Cost of products sold                               176,194       66,630      220,137
     Selling, general and administrative                  92,016       35,846      122,718
     ESOP expense                                          2,546        1,203        3,401
     Amortization of intangible assets                     3,917        1,324        4,314
                                                       ---------    ---------    ---------
                                                         274,673      105,003      350,570
                                                       ---------    ---------    ---------
         Income from operations                           13,903        1,428       19,156

Interest expense, net                                     10,461        1,489        5,971
Other deductions, net                                      1,093           96          400
                                                       ---------    ---------    ---------

Income (loss) before income taxes and
     extraordinary item                                    2,349         (157)      12,785
Provision for income taxes                                 1,691          282        5,673
                                                       ---------    ---------    ---------

     Income (loss) before extraordinary item                 658         (439)       7,112

Extraordinary loss from early extinguishment
     of debt, net of an income tax benefit of $1,137       1,706         --           --
                                                       ---------    ---------    ---------

Net (loss) income                                      $  (1,048)   $    (439)   $   7,112
                                                        ========     ========     ========






The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                           Successor    Predecessor
                                                         -------------  -----------
                                                         September 28,  December 30,
                                                              1996          1995
                                                         -------------  -----------
ASSETS
Current assets:
     Cash and cash equivalents                              $  6,636     $  9,185
     Accounts receivable, less allowance for
        doubtful accounts of  $6,081 and $4,600 in 1996
        and 1995, respectively                                69,486       49,453
     Inventories                                              20,555       18,293
     Deferred income taxes                                     7,972        7,565
     Other current assets                                      7,320        5,372
                                                             -------      -------
         Total current assets                                111,969       89,868

Property, plant and equipment, net                            33,600       23,410
Patents, net of accumulated amortization of
      $1,307 and $13,198 in 1996 and 1995, respectively       15,731       14,275
Goodwill, net of accumulated amortization of
     $2,610 and $26,831 in 1996 and 1995, respectively       188,176      121,573
Deferred income taxes                                          8,885         --
Other assets                                                  12,339        5,366
                                                             -------      -------
                                                            $370,700     $254,492
                                                             =======      =======




The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                                 Successor     Predecessor
                                                               -------------   -----------
                                                                September 28,  December 30,
                                                                    1996          1995
                                                               -------------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                            $  32,838      $  22,712
     Accrued advertising and incentives                             16,555         13,016
     Accrued taxes                                                     832          1,966
     Other accrued expenses                                         21,665         22,818
     Current maturities of long-term obligations                     2,694          2,661
                                                                  --------       --------
         Total current liabilities                                  74,584         63,173
Noncurrent liabilities:
     Long-term obligations                                         189,158         91,107
     Deferred income taxes                                            --            6,537
     Postretirement benefit obligations other than pensions          7,818          7,999
     Other                                                          12,648          8,352
                                                                  --------       --------
         Total liabilities                                         284,208        177,168
                                                                 ---------       --------

Redeemable preferred stock                                            --              680
Redeemable common stock under ESOP, net of related
     unearned compensation of $29,674                                 --           32,272
Series A Preferred Stock--ESOP, net of related
     unearned compensation of $25,806                                2,546           --

Common stockholders' equity:
     Common stock, $.01 par value; 50,000 shares authorized,
         31,964 and 36,312 shares issued, respectively                 320            363
     Additional paid-in capital                                     84,680        176,501
     Unearned compensation under ESOP                                 --          (47,531)
     Accumulated deficit                                            (1,048)       (78,894)
     Foreign currency translation adjustment                            (6)          (288)
     Treasury stock, 0 and 1,727 shares in 1996 and 1995,
         respectively, at cost                                        --           (5,779)
                                                                  --------       --------
         Total common stockholders' equity                          83,946         44,372
                                                                  --------       --------
                                                                 $ 370,700      $ 254,492
                                                                  ========       ========





The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                         Successor           Predecessor
                                                         ---------    --------------------------
                                                        Period from   Period from
                                                         March 22,    December 31,      Three
                                                           1996          1995          Quarters
                                                          through       through          Ended
                                                        September 28,  March 21,      September 30,
                                                           1996          1996            1995
                                                       -------------- ------------    -------------
Net cash provided by (used in) operating
     activities                                         $  (5,137)     $   2,339      $  13,656
                                                         --------       --------       --------

Cash flows from investing activities:
     Purchases of property, plant and equipment            (7,959)        (1,567)        (1,772)
     Net proceeds from sale of investment                   4,011           --             --
     Payment to the seller for the acquisition           (151,625)          --             --
     Payments to option holders                            (6,950)          --             --
     Payments of acquisition costs                        (16,040)          --             --
                                                         --------       --------       --------
         Net cash (used in) investing activities         (178,563)        (1,567)        (1,772)
                                                         --------       --------       --------

Cash flows from financing activities:
     Proceeds from Predecessor revolving line of
         credit and long-term borrowings                     --            3,334         13,842
     Predecessor principal payments on revolving
         line of credit, long-term debt and capital
         lease obligations                                   --           (3,490)       (18,945)
     Payments of Predecessor debt                         (76,170)          --             --
     Proceeds of Successor debt                           303,700           --             --
     Payments of Successor debt                          (122,400)          --             --
     Payments of financing costs                           (8,940)          --             --
     Proceeds from issuance of Successor common
         stock                                             85,000           --             --
     Treasury stock purchases                                --             (660)        (5,519)
                                                         --------       --------       --------
         Net cash provided by (used in) financing
              activities                                  181,190           (816)       (10,622)
                                                         --------       --------       --------

Net effect of exchange rate changes on cash                    (4)             9             98
                                                         --------       --------       --------

Change in cash and cash equivalents                        (2,514)           (35)         1,360

Cash and cash equivalents, beginning of period              9,150          9,185          8,477
                                                         --------       --------       --------
Cash and cash equivalents, end of period                $   6,636      $   9,150      $   9,837
                                                         ========       ========       ========


Supplemental cash flow information:
     Depreciation                                       $   2,362      $     874      $   2,987









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

         The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at September 28, 1996, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and accompanying notes included in the Company's registration statement on Form S-4, as amended, dated July 31, 1996. Operating results for the period ended September 28, 1996, are not necessarily indicative of future results that may be expected for the year ending December 28, 1996.

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

         In connection with the Acquisition, the Simmons ESOP sold 6,001,257 shares of the Company's common stock (representing all of the allocated shares) for cash, and converted all of the remaining 5,670,406 shares of common stock of the Company (unallocated shares) into 5,670,406 shares of Series A Preferred Stock. The Series A Preferred Stock is convertible into common stock of the Company on a one-to-one basis and is entitled to an aggregate liquidation preference of approximately $28.4 million ($5.00 per share). The ESOP also has the right, upon the occurrence of certain events, to require the Company to purchase the stock owned by the ESOP for $5.00 per share.

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

3.       Inventories

         Inventories consisted of the following at September 28, 1996 and December 30, 1995 (in thousands):

                                        Successor               Predecessor
                                        ---------               ------------
                                       September 28,             December 30,
                                           1996                     1995
                                      --------------            ------------
         Raw materials                    $12,277                   $11,807
         Work in progress                   2,458                     1,942
         Finished goods                     5,820                     4,544
                                          -------                   -------
                                          $20,555                   $18,293
                                           ======                    ======

4.       Long-Term Obligations

         Long-term obligations consisted of the following at September 28, 1996 and December 30, 1995 (in thousands):

                                                                    Successor             Predecessor
                                                                  --------------         ------------
                                                                   September 28,         December 30,
                                                                       1996                  1995
                                                                  --------------         ------------
         Senior loans:
              Old Tranche A term loan                                         -            $ 36,045
              Old Tranche C term loan                                         -              17,700
              New Tranche A term loan                                 $  35,516                   -
              New Tranche B term loan                                    34,784                   -
              Revolving loan                                             11,000               2,000
         Adjustable rate senior subordinated notes                            -               2,618
         Adjustable rate junior subordinated notes                            -              24,328
         10.75% Series A Senior Subordinated
               Notes due 2006                                           100,000                   -
         Industrial Revenue Bonds, 7.00%, due 2017                        9,700               9,700
         Other, including capital lease obligations                         852               1,377
                                                                        -------             -------
                                                                        191,852              93,768
         Less current portion                                            (2,694)             (2,661)
                                                                        -------             -------
                                                                      $ 189,158            $ 91,107
                                                                       ========             =======


         In connection with the Acquisition, the Company entered into a new Senior Credit Facility (the "Senior Credit Facility"). The Senior Credit Facility provides for a $40.0 million revolving credit facility. The revolving credit facility will expire on the earlier of (a) March 31, 2001 or (b) such other date as the revolving credit commitments thereunder shall terminate in accordance with the terms of the Senior Credit Facility. The Senior Credit Facility also provides for a $75.0 million term loan facility, which is divided into two tranches, Tranche A and Tranche B term loans. The Tranche A term loan has a final scheduled maturity date of March 31, 2001, and the Tranche B term loan has a final scheduled maturity date of March 31, 2003.

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

         The interest rate under the Senior Credit Facility is based, at the Company's option, on an Alternate Base Rate or a Eurodollar Rate (both as defined), plus margins as follows:

                                                               Revolving         Tranche A        Tranche B
                                                              Credit Loan       Term Loan        Term Loan
                                                              -----------       ---------        ---------
         Alternate base rate margin                              1.25%             1.25%            1.75%
         Eurodollar rate (LIBOR-based)                           2.50%             2.50%            3.00%


         The interest rates per annum in effect at September 28, 1996 for the revolving credit, Tranche A term, and Tranche B term loans were 7.9% - 9.5%, 8.0%, and 8.6%, respectively.

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

         At September 28, 1996, the amount under the revolving credit portion of the Senior Credit Facility that was available to be drawn was approximately $22.8 million, after giving effect to $11.0 million of borrowings and $6.2 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the revolving credit facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the revolving credit facility to fund acquisitions and capital expenditures.

         During the third quarter of 1996, the Company recorded a $4.0 million gain on the sale of minority interests in certain foreign affiliates. The net proceeds from the sale were used to prepay term loan payments as required by the Senior Credit Facility. (See Note 5 to "Notes to Condensed Consolidated Financial Statements," included herein.)

         The Senior Credit Facility contains certain covenants and restrictions on actions by the Company and its subsidiaries. In addition, the Senior Credit Facility requires that the Company comply with specified financial ratios and tests, including minimum cash flow, a maximum ratio of indebtedness to cash flow and a minimum interest coverage ratio. As of September 28, 1996, the Company was in compliance with respect to all covenants under the Senior Credit Facility.

         On April 18, 1996, the Company completed a refinancing, which consisted of (i) the sale of $100.0 million of 10.75% Senior Subordinated Notes due 2006 (the "Notes") pursuant to a private offering, (ii) the application of approximately $96.0 million (after deduction of discounts to the Initial Purchaser and other expenses of the Offering), together with other available funds, to repay the outstanding indebtedness under the Company's Subordinated Loan Facility.

         The Notes mature on April 15, 2006 and bear interest at the rate of 10.75% per annum from April 15, 1996 payable semiannually on April 15th and October 15th of each year, commencing October 15, 1996. The Notes may be redeemed at the option of the Company on or after April 15, 2001, under the conditions and at the redemption price as specified in the Note Indenture, dated as of April 18, 1996, under which the Notes were issued. The Notes are subordinated to all existing and future Senior

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

Indebtedness (as defined) of the Company and will be effectively subordinated to all obligations of any subsidiaries of the Company.

         On September 4, 1996, the Company had issued 10.75% Series A Senior Subordinated Notes due 2006 (the "New Notes") in exchange for all Notes, pursuant to an exchange offer whereby holders of the Notes received New Notes which have been registered under the Securities Act of 1933, as amended, but are otherwise identical to the Notes.

Future maturities of long-term obligations as of September 28, 1996 are as follows (in thousands):

                  1996                      $      28
                  1997                          2,701
                  1998                          7,309
                  1999                          9,318
                  2000                         11,328
                  Thereafter                  161,168
                                              -------
                                             $191,852
                                              =======

5.       Sale of Investment

         During the third quarter of 1996, the Company sold to a third party unaffiliated with the Company, its minority interests in Simmons Asia, Ltd. (10.0%), Simmons Bedding & Furniture (HK) Ltd. (8.1%) and Simmons Company, Ltd. (6.8%). The sale of these minority interests resulted in a gain for financial accounting purposes of $4.0 million which is included in other (income) deductions, net in the condensed consolidated statement of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        Simmons Company and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

INTRODUCTION

         The Company employed the purchase method of accounting for the Acquisition completed in March 1996. As a result of the required purchase accounting adjustments, the post-Acquisition financial statements for the period from March 22, 1996 to September 28, 1996 (the "Successor Financials") are not comparable to the financial statements for the periods prior to the Acquisition (the "Predecessor Financials").

RESULTS OF OPERATIONS

         For purposes of the discussion below, the results of operations for the nine month period ended September 28, 1996 represent the mathematical addition of the historical amounts for the Predecessor period (December 31, 1995 through March 21, 1996) and the Successor period (March 22, 1996 through September 28,
1996) and are not indicative of the results that would actually have been obtained if the Acquisition had occurred on December 30, 1995.

QUARTER ENDED SEPTEMBER 28, 1996 AS COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995

         Net Sales. Net sales for the quarter ended September 28, 1996 increased 9.0%, or $12.8 million, from $141.7 million in 1995 to $154.5 million in 1996. This increase was due primarily to a 10.8% or $15.3 million increase in bedding unit sales volume, offset, in part, by a decline in bedding average unit selling price aggregating 2.0% or $3.1 million. Sales of bedding accessories during the quarter also increased $0.6 million compared to 1995. The growth in bedding unit sales volume resulted from increased contract and Beautyrest(R) bedding sales and the continued growth of the BackCare(R) product line due to incremental product placements and retailer acceptance. The decline in average unit selling price is attributable to a higher mix percentage of BackCare(R) and contract bedding.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold for the quarter ended September 28, 1996 increased 1.3 percentage points from 58.0% in 1995 to 59.3% in 1996. The increase is primarily attributable to: (i) introductory selling prices associated with the introduction of the Company's new product line; (ii) a higher product mix concentration of contract bedding; and (iii) costs resulting from the redesigned layout of certain plant facilities pursuant to the Company's reengineering project.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the quarter ended September 28, 1996 improved 1.6 percentage points from 31.3% in 1995 to 29.7% in 1996. The improvement reflects management's efforts to contain costs in these areas and the Company's fixed expenses being spread over a larger revenue base. Offsetting these improvements, in part, are an increase in expenditures related to the Company's reengineering and systems upgrade projects and an increase in distribution costs due to higher volume and increased fuel costs.

         Amortization of Intangible Assets. Amortization of intangible assets for the quarter ended September 29, 1996 increased $0.4 million due in part to the effect of an increase in goodwill resulting from purchase accounting adjustments made in connection with the Acquisition in March 1996.

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

         Other (Income) Deductions, Net. Other (income) deductions, net for the quarter ended September 28, 1996 includes a $4.0 million gain on the sale of minority interests in certain foreign affiliates. (See "Notes to Condensed Consolidated Financial Statements," included elsewhere herein.) This income was offset, in part, by normal recurring non-operating expenses.

         Provision (Benefit) for Income Taxes. The Company's effective tax rates for the quarters ended September 28, 1996 and September 30, 1995 differ from the federal statutory rate because of non tax-deductible amortization of goodwill and the utilization, in 1995, of net operating loss carryforwards.

         Net (Loss) Income. For the reasons set forth above, the quarter ended September 28, 1996 resulted in income of $7.5 million as compared to $5.8 million at September 30, 1995.

NINE MONTHS ENDED SEPTEMBER 28, 1996 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

         Net Sales. Net sales for the nine months ended September 28, 1996 increased 6.8%, or $25.3 million, from $369.7 million in 1995 to $395.0 million in 1996. This increase was due primarily to a 7.0% or $25.6 million increase in bedding unit sales volume, offset, in part, by a decline in bedding average unit selling price aggregating 0.4% or $1.7 million. Sales of bedding accessories during the first nine months increased $1.4 million compared to 1995. The growth in unit sales volume resulted from increased contract bedding sales, primarily in the flagship Beautyrest(R) product line, an increase in flagship Beautyrest(R) bedding and the continued growth of the BackCare(R) product line due to incremental product placements and retailer acceptance. The decline in average unit selling price is attributable to a higher mix percentage of BackCare(R) and contract and promotional bedding.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold for the nine months ended September 28, 1996 increased 2.0 percentage points from 59.5% in 1995 to 61.5% in 1996. The increase is primarily attributable to:
(i) introductory selling prices associated with the introduction of the Company's new product line; (ii) a higher product mix concentration of contract and promotional bedding; (iii) costs resulting from the redesigned layout of certain plant facilities pursuant to the Company's reengineering project; and
(iv) the sale of the Company's finished goods inventory which had been written up, as required by generally accepted accounting principles, to fair market value as of the date of the Acquisition.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the nine months ended September 28, 1996 improved 0.8 percentage point, from 33.2% in 1995 to 32.4% in 1996. The selling, general and administrative improvement reflects management's efforts to contain costs in these areas and the Company's fixed expenses being spread over a larger revenue base. Offsetting these improvements, in part, are an increase in expenditures related to the Company's reengineering and systems upgrade projects and an increase in distribution costs due to higher volume and increased fuel costs.

         Amortization of Intangible Assets. Amortization of intangible assets for the nine months ended September 28, 1996 increased $0.9 million due in part to the effect of an increase in goodwill resulting from purchase accounting adjustments made in connection with the Acquisition in March 1996.

         Interest Expense, Net. Interest expense, net increased $6.0 million to $12.0 million due primarily to

                        Simmons Company and Subsidiaries
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued

interest expense on increased total indebtedness, which resulted from the issuance of senior subordinated notes and a new senior credit facility as financing for the Acquisition.

         Other Deductions, Net. Other deductions, net increased $0.8 million to $1.2 million due primarily to non-recurring expenses of $4.4 million incurred in connection with the Acquisition. Approximately $3.8 million was attributable to special compensation agreements entered into by the Company with certain members of management of the Company and $1.5 million was comprised of fees for management advisory, consulting services and certain other fees. These expenses were offset, in part, by a $4.0 million gain on the sale of minority interests in certain foreign affiliates.

         Provision (Benefit) for Income Taxes. The Company's effective tax rates for the nine months ended September 28, 1996 and September 30, 1995 differ from the federal statutory rate because of non tax-deductible amortization of goodwill and the utilization, in 1995, of net operating loss carryforwards.

         Extraordinary Item. In April 1996, the Company recorded a $1.7 million charge, net of an income tax benefit of $1.1 million, representing the remaining unamortized debt issuance costs related to long term obligations repaid as a result of the refinancing of certain Acquisition debt.

         Net (Loss) Income. For the reasons set forth above, the nine months ended September 28, 1996 resulted in a loss of $1.5 million, as compared to a net income of $7.1 million at September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of cash to fund its liquidity needs is net cash provided by operating activities. Net cash used in operating activities was $2.8 million for the combined nine months ended September 28, 1996 compared to $13.7 million provided in 1995, due primarily to (i) increased cash interest expense; (ii) non-recurring transaction charges associated with the Acquisition; and (iii) the timing of payments of accounts payable. The Company's principal use of funds consists of payments of principal, interest, and capital expenditures. Capital expenditures totaled $9.5 million for the combined periods ended September 28, 1996. These capital expenditures consisted primarily of normal recurring capital expenditures in the amount of $3.9 million, capital expenditures relating to the construction of a new manufacturing facility in the amount of $0.6 million and capitalized expenditures related to the Company's systems upgrade project in the amount of $5.0 million. The Company estimates that total normal recurring capital expenditures will be approximately $5.0 million in 1996. In addition, total expenditures for completing the systems upgrade project are expected to be approximately $7.0 million in 1996. Management believes that annual capital expenditure limitations in its Senior Credit Facility will not significantly inhibit the Company from meeting its ongoing capital needs.

         The Company may seek to make selective acquisitions in the bedding industry. Although the Company has discussions from time to time with potential candidates, the Company currently has no commitments with respect to any such acquisitions.

         At September 28, 1996, the amount under the revolving credit portion of the Senior Credit Facility that was available to be drawn was approximately $22.8 million, after giving effect to $11.0 million of borrowings and $6.2 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the revolving credit facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the revolving credit facility to fund acquisitions and

                        Simmons Company and Subsidiaries
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued

capital expenditures. At September 28, 1996, the Company's weighted average borrowing cost was 9.7%.

         During the third quarter of 1996, the Company sold to a third party unaffiliated with the Company, its minority interests in Simmons Asia, Ltd. (10.0%), Simmons Bedding & Furniture (HK) Ltd. (8.1%) and Simmons Company, Ltd. (6.8%). The sale of these minority interests resulted in a gain for financial accounting purposes of $4.0 million. The net proceeds from the sale were used to prepay term loan payments as required by the Senior Credit Facility.

         Management believes that the Company will have the necessary liquidity for the foreseeable future from cash flow from operations, and amounts available under its revolving credit facility in the Senior Credit Facility to fund: (i) its obligations under the Senior Credit Facility and the New Notes; (ii) expected capital expenditures; (iii) selective acquisitions in the bedding industry; and (iv) other needs required to manage and operate its business.

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

                                 SIMMONS COMPANY



By:                   /s/  Zenon S. Nie
              ------------------------------------
                            Zenon S. Nie
              Chairman of the Board of Directors,
              Chief Executive Officer and Director
                    (Principal Executive Officer)



By:                    /s/ Jonathan C. Daiker
               -----------------------------------
                        Jonathan C. Daiker
              Executive Vice President-Finance and
              Administration, Chief Financial Officer
                            and Director
                    (Principal Accounting Officer)

Date:         November 12, 1996