Form 10-K
period 1996-12-28
SIMMONS CO /GA/
filed 1997-03-28
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 28, 1996
                                   ------------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                   -----------------   ----------------

     Commission file number    333-04841
                            -----------------

                                 SIMMONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                           06-1007444
 -------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

One Concourse Parkway, Suite 600
        Atlanta, Georgia                                     30328
 -------------------------------            ------------------------------------
(Address of principal executive offices)                  (Zip Code)

  Registrant's telephone number, including area code       (770) 512-7700
                                                    ---------------------------

Securities registered pursuant to Section 12(b) of the Act:    None.

Securities registered pursuant to Section 12(g) of the Act:    None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes x   No
                                              --    --

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 28, 1997 was $ 0 .
                                     --

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of the registrant's common stock outstanding as of March 28, 1997 is 31,964,452.
            ----------

           DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE: None

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Simmons Company, a Delaware corporation (the "Company"), is the second largest bedding manufacturer in the United States. The Company manufactures and distributes a broad range of mattresses, box springs, bedding frames and sleep accessories under well-recognized brand names, including Beautyrest(R), Simmons(R), BackCare(R), Maxipedic(R), Beautysleep(R), Connoisseur(R) and Equation of Sleep(R). Sales of conventional bedding, which includes fully assembled mattresses and box springs, accounted for approximately 99% of the Company's 1996 net sales.

         The Company manufactures and supplies conventional bedding to over 5,500 retail outlets, representing more than 2,500 customers, including furniture stores, department stores, specialty sleep shops and warehouse showrooms. The Company operates 17 manufacturing facilities in 15 states, and its subsidiary operates a manufacturing facility in Puerto Rico. These facilities are strategically located in proximity to customers, thereby reducing transportation costs, facilitating just-in-time delivery and enhancing the Company's ability to service large national accounts. The Company believes that operating its manufacturing facilities affords a number of advantages over several of its national, brand-name competitors that operate as a group of independent licensees, including (i) producing consistently high-quality merchandise across all facilities; (ii) allowing the Company to share its best practices among manufacturing facilities; (iii) ensuring consistency of local marketing for national accounts; and (iv) permitting efficient allocation of production among manufacturing facilities to accommodate variations in regional demand.

HISTORY OF THE COMPANY

         Founded in 1871, the Company was privately held by the Simmons family for many years and later was publicly traded. Historically, the Company was a worldwide mattress manufacturer; in 1977 over 20% of the Company's net sales came from international sales. In 1978, Gulf & Western Industries, Inc., which later became Paramount Communications, Inc. ("Paramount"), acquired the Company via a tender offer. In September 1985, Paramount sold the Company to Wickes Companies, Inc., which in turn sold the stock to a group of private investors led by Wesray Capital through a leveraged buyout in October 1986. During 1987 and 1988, the Company sold its European and Asian subsidiaries and several parcels of real estate in order to pay down debt incurred to finance the leveraged buyout.

         In January 1989, 100% of the Company's stock was acquired by the newly-created Simmons ESOP for approximately $250.0 million. Between 1989 and 1991, the Company sold additional real estate as well as its Canadian and Mexican subsidiaries, the proceeds of which were used to repay a portion of the Company's debt. In conjunction with a financial restructuring completed in 1991, Merrill Lynch Capital Partners, Inc. ("MLCP") provided the Company with a $32.2 million equity investment, the proceeds of which were used to reduce further the Company's debt, giving MLCP an approximately 60% interest in the Company.

         On March 22, 1996, Simmons Holdings, Inc., a company organized on behalf of INVESTCORP S.A. ("Investcorp"), management and certain other investors, acquired 100% of the outstanding common stock of the Company from affiliates of MLCP, the Simmons Company Employee Stock Ownership Plan (together with a trust forming a part thereof, the " ESOP") and certain management stockholders (collectively, the "Sellers") for (i) a purchase price of $253.2 million (including the refinancing or assumption of existing indebtedness and the purchase of management stock options, and excluding the payment of fees, expenses and compensation payable to management) plus (ii) the issuance to the ESOP of 5,670,406 shares of the Company's Series A Preferred

Stock, having one vote per share and a liquidation preference of $5.00 per share (together with the financing thereof, the "Acquisition"). Financing for the Acquisition was provided by (i) $85.0 million of capital provided by affiliates of Investcorp, management and certain other investors, (ii) $80.4 million of borrowings under a $115.0 million Senior Credit Facility among the Company, certain lenders and Chase Securities (formerly known as Chemical Bank) ("Chase"), as administrative agent (the "Senior Credit Facility") and (iii) $100.0 million of borrowings under a Subordinated Loan Facility among the Company, certain lenders (including an affiliate of Investcorp) and Chase, as administrative agent (the "Subordinated Loan Facility"). The Subordinated Loan Facility was repaid on April 18, 1996 with the net proceeds of the issuance of Senior Subordinated Notes which, in turn, were replaced with Series A Senior Subordinated Notes due 2006 in a registered exchange offer completed in September 1996.

INDUSTRY AND COMPETITION

         The domestic conventional bedding industry accounts for over 90% of wholesale revenues for the entire domestic bedding market, according to the International Sleep Products Association ("ISPA"). Non-conventional bedding products, such as flotation bedding ("waterbeds"), futons and electric adjustable beds, account for the remainder of industry wholesale revenues. The domestic bedding industry consists of over 800 bedding manufacturers, ranging from small, family-owned plants to large factory-direct producers. The Company's management estimates that its share of the conventional bedding market has grown to approximately 15.6% in 1996 from approximately 13.1% in 1992, based on wholesale revenue data published by ISPA.

PRODUCTS

         Overview. The Company's conventional bedding, which accounted for approximately 99% of the Company's net sales in 1996, consists primarily of brand name bedding that varies in price, design, material and size. Retail prices for the Company's products range from under $200 for a twin-size promotional bedding set to approximately $3,000 for a king-size luxury set. The Company predominantly competes in the $499 and up retail price segment, which accounts for the top 35% of the market in terms of units sold. The Company also manufactures and sells waterbeds, licenses the Simmons name and manufacturing processes to third-party manufacturers abroad to produce and distribute conventional bedding products within their designated territories and licenses the Simmons name to third-party manufacturers domestically for use on adjustable beds, down comforters, pillows, bed sheets, bed pads, futons, air beds and linens.

         Pocketed Coil(TM). The Company is the primary national manufacturer that produces conventional bedding using Pocketed Coil(TM) construction. The Company's Beautyrest(R) and Connoisseur(R) lines, which employ Pocketed Coil(TM) innersprings, are designed to be among the most comfortable and durable premium mattresses in the market. Unlike open coil mattresses, in which each innerspring coil is joined to adjacent coils at the top and the bottom, Pocketed Coil(TM) innersprings are constructed so that each row of innerspring coils is joined to adjacent rows of coils in the center third of fabric wrapped around each coil's pocket, thereby permitting the top and bottom of each coil to respond independently to pressure applied to the surface of the mattress. With each coil capable of moving independently, this design allows the mattress to contour to the user's body, reducing excess movement.

         Beautyrest(R) is the Company's flagship product utilizing the Pocketed Coil(TM) innerspring line of bedding. In the fall of 1995, the Company's Pocketed Coil(TM) construction was incorporated into the Connoisseur(R) line in response to the increasing demand for top-of-the-line premium bedding. The Connoisseur(R) line offers high-end customers a luxurious product that is durable and that contains variable pressure foam for maximum comfort and support.

         Conventional Coil. To provide a broad product offering, the Company manufactures the Maxipedic(R), Beautysleep(R) and BackCare(R) product lines, which use enhanced conventional coil technology. The Maxipedic(R) product line, which features non-skid quilting and a steel grid that anchors the coils, is intended to provide the Company's customers with a moderately priced conventional coil product. Beautysleep(R) is an exclusive-label product line for customers interested in a brand-name conventional coil product.

         The BackCare(R) line mattresses are designed for today's health-conscious consumers who seek superior support and comfort in the mattress category of non-pocketed coil innersprings. This line combines anatomic foam with a five-zone system, two for support and three for comfort. The foam responds to the user's need for support under the lower back and thighs, while offering comfort under the calves, upper shoulders and buttocks. Thus, the five-zone system is designed to keep the back in a natural position and to help ensure proper alignment and comfort. The BackCare(R) product line, which was introduced in June 1995, is being sold by approximately 25% of the Company's customers without any significant displacement of its existing product lines.

         Specialty Sleep Products. The Company manufactures waterbeds, under the name Flotation Beautyrest(R), in a limited number of its traditional bedding plants. The Company, the only major domestic bedding manufacturer that produces waterbeds, sells waterbeds to specialty retailers and other customers throughout the United States.

         The Company introduced in 1996 a line of ready-to-assemble ("RTA") bedding, under the Equation of Sleep(R) product line, which the Company believes is a potentially high-growth segment of the bedding market. This new product developed by the Company, which can ultimately be shipped to the consumer in two to four boxes, is intended to increase customer and retailer convenience, require less retail and inventory floor space, and allow access to non-traditional distribution channels such as home shopping networks, catalogs and mass merchants.

CUSTOMERS

         The Company manufactures and supplies conventional bedding to over 5,500 retail outlets, representing more than 2,500 customers including furniture stores, department stores, specialty sleep shops and warehouse showrooms. The Company's 10 largest customers accounted for approximately 42% of 1996 net sales, while no single customer accounted for more than 10% of such net sales.

         The majority of the Company's net sales are comprised of sales to furniture stores, department stores, sleep shops and warehouse showrooms.

SALES, MARKETING AND ADVERTISING

         The Company's products are sold by over 150 field sales representatives and a national sales staff. Field sales representatives visit individual retailers on a regular basis to assist showroom floor sales people with product presentation, point-of-purchase signage and sales techniques, while the national sales staff is responsible for national marketing and national accounts.

         The Company's advertising program focuses on two areas: (i) cooperative promotional advertising, which complements and is designed around individual retailers' marketing programs; and (ii) national advertising, which is designed to establish and build brand awareness with end users. The Company seeks to build long-term brand awareness through regular national advertising and achieve short-term sales objectives through individual commercials. One of the Company's most successful campaigns, the "Do Not Disturb" campaign, which is ongoing, was launched in the spring of 1995. This campaign was designed to build awareness of the Company and of its competitive points of differentiation, especially the advantages of the Company's use of Pocketed

Coil(TM) technology, which was demonstrated by the Company's "Bowling Ball" commercial that was initially aired in April 1995.

         The Company has developed programs in the Company's Atlanta offices and on-site at its retailers that are designed to teach retail floor sales people how to match customers with their mattress comfort preference by improving the retail floor sales person's product knowledge and sales skills. The Company's sales force is trained in advertising, merchandising and salesmanship. Management believes that its attention and focus on the training of its sales representatives and its customers' retail floor sales people is one area where the Company differentiates itself from most of its largest competitors.

SUPPLIERS

         The Company purchases substantially all of its conventional bedding raw materials (i.e., spring components, wire, lumber, foam and ticking) centrally in order to maximize economies of scale and volume discounts. The Company sourced approximately 80% of its 1996 raw material needs from 11 suppliers including approximately one-third of the Company's total raw material needs from Leggett & Platt ("L&P"). The Company has long-term supply agreements with each of L&P, Foamex International, Inc. and Amoco Fabrics and Fiber Company for certain components. The Company has not experienced any interruption in supply and does not currently expect such an interruption to occur.

SEASONALITY

         The volume of the Company's sales is somewhat seasonal with generally lower sales occurring during the first quarter of each fiscal year when compared to the remaining three quarters of the year. The Company also experiences a seasonal fluctuation in its profitability, with a slightly lower gross profit percentage occurring during the first quarter of each fiscal year when compared to margin percentages obtained in the remaining part of the year. The Company believes that seasonality of profitability is a factor that affects the conventional bedding industry generally and is primarily due to retailers' emphasis in the first quarter on price reductions and promotional bedding and manufacturers' emphasis on close outs of the prior year's product lines, which together result in lower profit margins.

ENGINEERING AND DEVELOPMENT

         The Company seeks to maintain close contact with bedding industry developments through sleep research conducted by industry groups and by the Company's engineering department, as well as through participation in the Better Sleep Council, an industry association that promotes awareness of sleep issues, and ISPA. The Company's marketing and manufacturing departments work closely with the engineering staff to develop and to test new products for marketability and durability.

         In September 1995, the Company completed the construction of the Simmons Institute of Technology and Education ("SITE"), a state-of-the-art 38,000 square foot research center in Atlanta, Georgia. Approximately 33 engineers and technicians are employed full-time at SITE. These employees conduct product and materials testing, design manufacturing facilities and equipment, improve process engineering and development, and ensure high-quality products. Management believes that the Company's engineering staff gives the Company a competitive advantage over certain of its competitors who do not have significant in-house engineering departments.

WARRANTIES

         The Company's conventional bedding products generally offer limited warranties of 10 years against manufacturing defects, with certain bedding manufactured to dealer specifications for promotional purposes carrying warranties of one year. Management believes that its warranty terms are generally consistent with those of its primary national competitors. The Company's historic costs of honoring warranty claims have been an immaterial percentage of net sales.

PATENTS, TRADEMARKS AND LICENSES

         The Company owns many registered trademarks, including Simmons(R), Beautyrest(R), Maxipedic(R), Connoisseur(R), Beautysleep(R), BackCare(R) and Equation of Sleep(R), as well as patents, most of which are registered in the United States and in many foreign countries. The Company considers its trademarks, particularly Simmons(R) and Beautyrest(R), to be of material importance to the business of the Company since they have the effect of developing brand identification and maintaining consumer loyalty. Management is not aware of any fact that would negatively impact the continuing use of any of the Company's material patents, licenses, trademarks or trade names. As a result of the disposition of certain of the Company's foreign operations through the early 1990s, the Company now licenses the Simmons name and many of its trademarks, processes and patents to third party manufacturers abroad to produce and distribute conventional bedding products within their designated territories. In addition, the Company has licensed the Simmons name and certain trademarks, generally for limited terms, to domestic third party manufacturers of adjustable beds, down comforters, pillows, bedsheets, bed pads, futons, airbeds and linens.

EMPLOYEES

         As of January 31, 1997, the Company had approximately 2,700 employees, of which approximately 1,190 were represented by labor unions. Employees at nine of the Company's manufacturing facilities are represented by unions. Manufacturing employees at seven of the unionized plants are under a master contract with the Upholstery Division of the United Steelworkers. There are also agreements with Teamsters, United Furniture Workers, Longshoremen and International Association of Machinists. Labor relations historically have been good, with no labor-related work stoppages in over 20 years. Since 1980, the Company has opened eight new plants, none of which is unionized. Approximately 1,400 of the Company's current employees are participants in the ESOP.

REGULATORY MATTERS

         As a manufacturer of bedding and related products, the Company uses and disposes of a number of substances, such as glue, lubricating oil, solvents, and other petroleum products, that may cause the Company to be subject to regulation under numerous federal and state statutes governing the environment. Among other statutes, the Company is subject to the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act, the Clean Air Act and related state statutes and regulations. The Company believes that it is in material compliance with all applicable federal and state environmental statutes and regulations. Compliance with all such provisions which have been enacted relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have any material adverse effect upon the Company's business, financial condition or results of operations. The Company is not aware of any pending federal environmental legislation which would have a material adverse effect on the Company's financial condition or results of operations.

         The Company's conventional bedding and other product lines are subject to various federal and state laws and regulations relating to flammability, sanitation and other standards. The Company believes that it is in material compliance with all such laws and regulations.

FORWARD-LOOKING STATEMENTS

         "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. A number of the matters and subject areas discussed in the foregoing "Business" section and in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and such discussion also may materially differ from the Company's actual future experience involving any one or more of such matters and subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company's current expectations regarding the relevant matter or subject area. The operation and results of the Company's bedding manufacturing business may also be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere in the foregoing "Business" section and in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," including, but not limited to, general economic conditions in the geographic areas and market segments in which the Company operates, the ability to achieve further market penetration and additional customers and distribution channels and other risks and uncertainties described from time to time in the Company's reports filed with the Commission.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The offices of the Company are located at One Concourse Parkway, Atlanta, Georgia 30328.

         The following table sets forth certain information regarding manufacturing and certain other facilities operated by the Company as of March 28, 1997:

                                                              Approximate
                                                                 Square
                  Location                                      Footage
--------------------------------------------------------      ------------

[S]                                                                [C]
Manufacturing Facilities

Atlanta, Georgia                                                   148,300
Atlanta, Georgia                                                    30,960
Charlotte, North Carolina                                          113,400
Columbus, Ohio                                                     190,000
Dallas, Texas                                                      106,140
Denver, Colorado                                                    98,090
Fredericksburg, Virginia                                           128,500
Honolulu, Hawaii                                                    58,530
Jacksonville, Florida                                              205,729
Janesville, Wisconsin                                              288,700
Kansas City, Missouri                                               85,165
Los Angeles, California                                            223,382
Phoenix, Arizona                                                    54,000
Piscataway, New Jersey                                             265,000
San Leandro, California                                            260,500
Seattle, Washington                                                133,610
Springfield, Massachusetts                                         129,000
Toa Baja, Puerto Rico                                               24,500
                                                               -----------
         Subtotal                                                2,543,506

Other Facilities
Corporate Headquarters (Atlanta, Georgia)                           37,500
SITE (Atlanta, Georgia)                                             38,000
                                                               -----------
         Total                                                   2,619,006


         The Company leases all of its facilities with the exception of its Janesville, Wisconsin manufacturing facility, which the Company owns. The Company's manufacturing facilities yield a combined practical capacity of over 20,000 units per day, assuming two eight hour shifts daily. Management believes that the Company's facilities, taken as a whole, have adequate productive capacity and sufficient manufacturing equipment to conduct business at levels meeting current demand.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company has been involved in various legal proceedings. Management believes that all of such litigation is routine in nature and incidental to the conduct of its business, and that none of such litigation, if determined adversely to the Company, would have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for any class of common equity of the Company. As of December 28, 1996 there is one holder of record of the Company's common shares.

         No dividends have been paid on any class of common equity of the Company during the last three fiscal years. Pursuant to the restrictions contained in the Senior Credit Facility and the Indenture, the Company is not expected to be able to pay dividends on its common stock for the foreseeable future, other than certain limited dividends permitted by the Senior Credit Facility and the Indenture governing the Notes.

ITEM 6.  SELECTED FINANCIAL DATA

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

         The following table sets forth summary historical financial and other data of the Company (some periods of which are less than one year due to accounting requirements for acquisition transactions) for the five years ended December 28, 1996. The Company's capital structure changed significantly as a result of the March 22, 1996 acquisition and the concurrent and subsequent refinancings of debt. Due to required purchase accounting adjustments relating to such transaction the consolidated financial and other data for the period subsequent to the acquisition (the "Successor" period) is not comparable to such data for the periods prior to the acquisition (the "Predecessor" periods).

         The selected consolidated financial and other data set forth in the following table has been derived from the Company's audited consolidated financial statements. This table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company included elsewhere herein.

                                                            Successor
                                                           -----------
                                                           Period from
                                               Combined      March 22,
                                                 Year         1996
                                                Ended        through
                                             December 28,  December 28,
                                                1996          1996
                                             ------------  ------------

STATEMENT OF OPERATIONS DATA:

Net sales                                     $ 530,301     $ 423,870
Income (loss) before
   extraordinary item and change
   in accounting principle                        2,579         3,018
Extraordinary item                               (1,706)       (1,706)
Cumulative effect of change in
   accounting principle (a)                           -             -
                                              ---------     ---------
Net income (loss)                             $     873     $   1,312
                                              =========     =========
OTHER DATA:

Depreciation                                  $   4,342     $   3,468
EBITDA (b)                                       46,414        41,644
Capital expenditures:

   Normal recurring                               4,726         4,203
   SWIFT & UNITE                                  7,575         6,531
   New plant facility (c)                         2,612         2,612
BALANCE SHEET DATA (as of end of Periods):

Cash and cash equivalents                     $   4,573             -
Total assets                                    367,849             -
Total long-term obligations,
   including current maturities                 196,815             -
Redeemable preferred

   stock, net (d)                                 5,000             -
Redeemable common

   stock, net (e)                                     -             -



                                                                           Predecessor
                                              -----------------------------------------------------------------------------
                                               Period from
                                               December 31,
                                                  1995         Year        Year         Year           Year
                                                 through       Ended       Ended        Ended          Ended
                                                March 21,   December 30,  December 31, December 25,  December 26,
                                                   1996         1995        1994         1993          1992
                                                   ----         ----        ----         ----          ----

STATEMENT OF OPERATIONS DATA:                                   (in thousands)

Net sales                                       $ 106,431     $489,815    $439,689    $ 391,382     $ 336,949
Income (loss) before
   extraordinary item and change
   in accounting principle                           (439)       9,411       7,994       (2,827)       (7,269)
Extraordinary item                                      -            -           -            -             -
Cumulative effect of change in
   accounting principle (a)                             -            -           -         (492)       (5,200)
                                                ---------     --------    --------    ---------     ---------
Net income (loss)                               $    (439)    $  9,411    $  7,994    $  (3,319)    $ (12,469)
                                                =========     ========    ========    =========     =========
OTHER DATA:

Depreciation                                    $     874     $  4,027    $  3,496    $   3,141     $   3,227
EBITDA (b)                                          4,770       39,577      33,981       29,236        26,720
Capital expenditures:

   Normal recurring                                   523        3,021       4,496        4,972         3,659
   SWIFT & UNITE                                    1,044        2,813           -            -             -
   New plant facility (c)                               -            -           -            -             -
BALANCE SHEET DATA (as of end of Periods):

Cash and cash equivalents                               -     $  9,185    $  8,477    $  11,280     $   7,581
Total assets                                            -      254,492     249,891      272,533       245,158
Total long-term obligations,
   including current maturities                         -       93,768     109,435      141,976       149,421
Redeemable preferred
   stock, net (d)                                       -          680         641          592           548
Redeemable common
   stock, net (e)                                       -       32,272      23,238       11,418         4,720


          See Notes to Selected Consolidated Financial and Other Data.

             NOTES TO SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                             (DOLLARS IN THOUSANDS)

(a) Results from the adoption of Statement of Financial Accounting Standards No. 106 in 1992 relating to post-retirement benefits, and Statement of Financial Accounting Standards No. 109 in 1993 relating to income taxes.

(b) EBITDA represents earnings before interest expense, income tax expense, non-cash ESOP expense, depreciation and amortization, cumulative effect of change in accounting principle and extraordinary item, and, for the combined year ended December 28, 1996 and the period from March 22, 1996 through December 28, 1996, excludes amortization of the prepaid management fee of $833, in connection with the Acquisition, excludes the effect of the purchase accounting inventory write-up of $1,000, the compensation charge of $3,735 for amounts payable to management, and the charge of $350 for non-recurring fees, and excludes the credit of $281 for the amortization of the reserve for unfavorable lease commitments. Management believes that EBITDA is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other consolidated net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

(c) The $2,612 spent in the period from March 22, 1996 through December 28, 1996 for new plant facility was refinanced with the proceeds from the issuance of an industrial revenue bond in the first quarter of 1997.

(d) For the Successor period, consists of the Series A Preferred Stock that was issued to the Simmons ESOP in connection with the Acquisition net of the related unearned compensation. For the Predecessor periods, amounts consist of preferred stock that was issued in connection with the recapitalization of the Company in 1991 and was called for redemption in connection with the Acquisition.


(e) Historically, under the terms of the Simmons ESOP, the participants had the right to put their common stock to the Company under certain circumstances. Accordingly, the fair market value of the common stock that could have been put to the Company, along with the related amount of unearned compensation, are classified outside of common stockholders' equity in the predecessor financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion should be read in conjunction with the "Selected Financial Data" and the Financial Statements of the Company and the notes thereto included elsewhere herein.

GENERAL

         On March 22, 1996, Simmons Holdings, Inc., a company organized on behalf of Investcorp, management and certain other investors, acquired 100% of the outstanding common stock of the Company from the Sellers. The Company employed the purchase method of accounting for the Acquisition effective March 22, 1996. As a result of the required purchase accounting adjustments, the post-Acquisition financial statements for the period from March 22, 1996 to December 28, 1996 (the "Successor Financials") are not comparable to the financial statements for the periods prior to the Acquisition (the "Predecessor Financials").

RESULTS OF OPERATIONS

         For purposes of the discussion below, the results of operations for the year ended December 28, 1996 represent the mathematical addition of the historical amounts for the Predecessor period (December 31, 1995 through March 21, 1996) and the Successor period (March 22, 1996 through December 28, 1996) and are not indicative of the results that would actually have been obtained if the Acquisition had occurred on December 30, 1995.

FISCAL 1996 AS COMPARED TO FISCAL 1995

         Net Sales. Net sales increased 8.3%, or $40.5 million, from $489.8 million in 1995 to $530.3 million in 1996. This increase was due primarily to a 8.1% or $39.9 million increase in bedding unit sales volume, offset, in part, by a decline in bedding average unit selling price aggregating 0.1% or $0.6 million. The growth in bedding unit sales volume resulted from increased contract and Beautyrest(R) bedding sales and the continued growth of the BackCare(R) product line due to incremental product placements and retailer acceptance. The decline in average unit selling price is predominantly attributable to a higher mix of contract bedding and the full year effect of the introduced BackCare(R) line, which have lower average unit sales prices than the Company's 1995 mix.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold for the year ended December 28, 1996 increased 0.7 percentage point from 59.8% in 1995 to 60.5% in 1996. The increase is primarily attributable to: (i) introductory selling prices associated with the introduction of the Company's new BackCare(R) product line; (ii) a higher product mix concentration of contract bedding; (iii) costs resulting from temporary inefficiencies due to the redesigned layout of certain plant facilities pursuant to the Company's reengineering project; and (iv) the sale of finished goods inventory which had been written up, as required by generally accepted accounting principles, to fair market value as of the date of the Acquisition. Offsetting these cost increases, in part, was a reduction in the Company's provision for warranty claims due to the favorable impact of expanded outlets for resale of units returned due to minor defects.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the year ended December 28, 1996 improved 0.5 percentage point from 32.9% in 1995 to 32.4% in 1996. The improvement reflects management's efforts to contain costs in these areas and the Company's fixed expenses being spread over a larger revenue base. Also contributing to the improvement were lower bad debt and bonus provisions compared to 1995, lower expenses due to higher early retirement and worker compensation amounts recorded in 1995. Offsetting these improvements, in part, are an increase in expenditures related to the Company's UNITE reengineering project and an increase in distribution costs due to higher volume and increased fuel costs.

         ESOP Expense. Non-cash ESOP expense in 1996 increased from approximately $4.5 million to $5.0 million due primarily to an increase in the fair value of shares allocated to participant accounts.

                        Simmons Company and Subsidiaries
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued

         Amortization of Intangible Assets. Amortization of intangible assets for the year ended December 28, 1996 increased $1.2 million due in part to the effect of an increase in goodwill resulting from purchase accounting adjustments made in connection with the Acquisition in March 1996.

         Interest Expense, Net. Interest expense, net, increased $8.6 million to $16.8 million due primarily to interest expense on increased total indebtedness, which resulted from the new senior credit and subordinated loan facilities as financing for the Acquisition, and from the issuance of senior subordinated notes which refinanced the subordinated loan. ("See Notes to Consolidated Financial Statements.")

         Other Expense, Net. Other expense, net for the year ended December 28, 1996 increased $1.3 million to $1.7 million due primarily to non-recurring expenses of $4.4 million incurred following the Acquisition, of which, approximately $3.8 million was attributable to special compensation arrangements entered into by the Company with certain members of management of the Company. Total recurring expenses totaling $1.2 million were comprised of fees for management advisory, consulting services and certain other fees. These expenses were offset, in part, by a $4.0 million gain on the sale of minority interests in certain foreign affiliates. ("See Notes to Consolidated Financial Statements.")

         Provision for Income Taxes. The Company's effective tax rates for the years ended December 28, 1996 and December 30, 1995 differ from the federal statutory rate primarily because of non tax-deductible amortization of goodwill and the utilization, in 1995, of net operating loss carryforwards.

         Extraordinary Item. The Company recorded an extraordinary charge, net of related income taxes, for the write-off of debt issuance costs associated with the long-term subordinated loan facility which was refinanced with the proceeds of the issuance of the Senior Subordinated Notes due 2006.

         Net Income. For the reasons set forth above, the year ended December 28, 1996 resulted in net income of $0.9 million as compared to $9.4 million at December 30, 1995.

FISCAL 1995 AS COMPARED TO FISCAL 1994

         Net Sales. Net sales increased 11.4%, or $50.1 million, from $439.7 million in 1994 to $489.8 million in 1995. This increase was due to a 4.3% increase in average unit selling price and a 6.6% increase in unit volume. This average unit selling price increase resulted primarily from a shift in product mix to the Company's higher-priced Beautyrest(R) products. The increase in unit volume resulted from increased sales to existing accounts and the addition of new customers. In 1995, the Company embarked on a new national advertising campaign to reinforce brand awareness and also initiated a program to increase its account base, all of which together resulted in a 10% increase in its account base in 1995.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold for the year ended December 30, 1995 decreased 1.5 percentage points from 61.3% in 1994 to 59.8% in 1995. The decrease is primarily attributable to improved efficiencies resulting from (i) the increased efficiencies resulting from second shifts at 14 of the Company's manufacturing facilities and (ii) the leveraging of fixed costs as a result of the increase in production volume in 1995.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses in 1995 increased 17.0%, or $23.4 million, from $137.8 million in 1994 to $161.2 million in 1995. This increase was the result of a $16.2 million increase in selling expenses and a $7.2 million increase in general and administrative expenses. The increase in selling expenses was due to: (i) an increase in selling support expenses due to higher sales volume and the introduction of a program to grow the Company's account base; (ii) an increase in salesforce compensation due to higher net sales; (iii) an increase in national advertising related

                        Simmons Company and Subsidiaries
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued

to the rollout in 1995 of a new advertising program; and (iv) an increase in cooperative advertising expenses. The increase in general and administrative expenses was a result of: (i) $1.3 million in expenditures related to the Company's UNITE program, a manufacturing design and re-engineering project initiated in 1995; (ii) an increased provision for bad debts; and (iii) increased bonuses related to the Company's strong 1995 results. The Company expects its expenditures related to the UNITE program to increase in 1996 by approximately $3.0 million in connection with its plans to implement the program at six additional manufacturing facilities. As a percentage of net sales, selling, general and administrative expenses increased 1.6 percentage points, from 31.3% in 1994 to 32.9% in 1995.

         ESOP Expense. Non-cash ESOP expense in 1995 remained relatively constant at approximately $4.5 million as compared to 1994.

         Other Expense, Net. Other expense, net of $0.4 million in 1995 consisted of normal non-operating expenses compared to $2.5 million in 1994, which is comprised of a non-cash charge of $2.8 million in connection with the sale of an idle plant facility and other normal non-operating expenses of $0.6 million offset, in part by a $0.9 million gain on the sale of a parcel of land.

         Interest Expense, Net. Interest expense, net remained constant at approximately $8.2 million in 1994 and 1995, as a result of lower debt levels that were offset by higher interest rates.

         Provision for Income Taxes. Provision for income taxes increased 132.2%, or $4.3 million, from $3.2 million in 1994 to $7.5 million in 1995. The effective income tax rates for both periods differ from the federal statutory rate of 35.0% principally due to the utilization of net operating loss carryforwards and the high levels of non tax-deductible amortization of goodwill. The increase in the effective rate from 1994 to 1995 results from a decline in the amount of net operating loss carryforwards available to be utilized in 1995 compared to 1994.

         Net Income. For the reasons set forth above, the year ended December 30, 1995 resulted in net income of $9.4 million as compared to $8.0 million at December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of cash to fund its liquidity needs is net cash provided by operating activities. Net cash used in operating activities was $4.1 million for the combined periods ended December 28, 1996, compared to $28.5 million provided in 1995, due primarily to (i) lower net income in 1996 as described above; (ii) a substantial increase in accounts receivable resulting from fourth quarter special sales programs; and (iii) the timing of payments of accounts payable and accrued liabilities. These uses of cash were partially offset by increased non-cash charges for depreciation and amortization, resulting from the Acquisition. The Company's principal uses of funds consist of payments of principal, interest, and capital expenditures. Capital expenditures totaled $14.9 million for the combined periods ended December 28, 1996. These capital expenditures consisted primarily of normal recurring capital expenditures in the amount of $5.3 million, capital expenditures relating to the construction of a new manufacturing facility in the amount of $2.6 million and capitalized expenditures related to the Company's systems upgrade project in the amount of $7.6 million. The Company estimates that total normal recurring capital expenditures will be approximately $8.5 million in 1997. In addition, total expenditures for completing the systems upgrade project are expected to be approximately $2.5 million in 1997. Management believes that annual capital expenditure limitations in its Senior Credit Facility will not significantly inhibit the Company from meeting its ongoing capital needs.

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

                        Simmons Company and Subsidiaries
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued

         In connection with the Acquisition, the Company entered into the Senior Credit Facility which provides for a $40.0 million revolving credit facility. The revolving credit facility will expire on the earlier of (a) March 31, 2001 or (b) such other date as the revolving credit commitments thereunder shall terminate in accordance with the terms of the Senior Credit Facility. The Senior Credit Facility also provides for a $75.0 million term loan facility, which is divided into two tranches, Tranche A and Tranche B term loans. The Tranche A term loan has a final scheduled maturity date of March 31, 2001, and the Tranche B term loan has a final scheduled maturity date of March 31, 2003. The interest rates per annum in effect at December 28, 1996 for the revolving credit, Tranche A term, and Tranche B term loans were 8.641%, 8.125% and 8.625%, respectively.

         On June 11, 1996, the Company entered into two interest rate swap agreements to effectively convert $40.0 million of the variable Tranche A and Tranche B debt to fixed rate debt with effective interest rates of 8.8% - 9.3%. The interest rate swap agreements have a duration of two years. At December 28, 1996, the fair value of the interest rate swap agreements was not significant. At December 28, 1996, the Company's weighted average borrowing cost was 9.6%.

         At December 28, 1996, the amount under the revolving credit portion of the Senior Credit Facility that was available to be drawn was approximately $17.8 million, after giving effect to $16.0 million of borrowings and $6.2 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. Amounts available under the revolving credit portion of the Senior Credit Facility may be used for working capital and general corporate purposes, including acquisitions and capital expenditures, subject to certain limitations under the Senior Credit Facility. Pursuant to the terms of the Senior Credit Facility: (i) the Company may make capital expenditures in an amount not to exceed $6.5 million in each of 1996 (commencing March 22, 1996) and 1997, and escalating thereafter; and (ii) to the extent that acquisitions are not permitted as capital expenditures under the Senior Credit Facility, the Company may make acquisitions in an amount that is the lesser of
(A) $30.0 million or (B) $15.0 million plus 50% of cumulative Excess Cash Flow (as defined in the Senior Credit Facility).

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

         The Senior Credit Facility contains certain covenants and restrictions on actions by the Company and its subsidiaries. In addition, the Senior Credit Facility requires that the Company comply with specified financial ratios and tests, including minimum cash flow, a maximum ratio of indebtedness to cash flow and a minimum interest coverage ratio. As of December 28, 1996, the Company was in compliance with respect to all covenants under the Senior Credit Facility.

         On April 18, 1996, the Company completed a refinancing, which consisted of (i) the sale of $100.0 million Notes pursuant to a private offering, (ii) the application of approximately $96.0 million (after deduction of discounts to the Initial Purchaser and other expenses of the Offering), together with other available funds, to repay the outstanding indebtedness under the Company's Subordinated Loan Facility.

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

                        Simmons Company and Subsidiaries
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued

         On September 4, 1996, the Company issued 10.75% Series A Senior Subordinated Notes due 2006 (the "New Notes") in exchange for all Notes, pursuant to an exchange offer whereby holders of the Notes received New Notes which have been registered under the Securities Act of 1933, as amended, but are otherwise identical to the Notes.

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

SEASONALITY

         The volume of the Company's sales is somewhat seasonal with generally lower sales occurring during the first quarter of each fiscal year when compared to the remaining three quarters of the year. The Company also experiences a seasonal fluctuation in its profitability, with a slightly lower gross profit percentage occurring during the first quarter of each fiscal year when compared to margin percentages obtained in the remaining part of the year. The Company believes that seasonality of profitability is a factor that affects the conventional bedding industry generally and is primarily due to retailers' emphasis in the first quarter on price reductions and promotional bedding and manufacturers' emphasis on close outs of the prior year's product lines, which together result in lower profit margins.

ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 129, Disclosure of Information About Capital Structure, which the Company is required to adopt in 1997. SFAS No. 129 requires more detailed disclosures about an entity's capital structure. As such, SFAS No. 129 is a disclosure requirement only and will not have an impact on the Company's financial position, annual operating results or cash flows.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
 SIMMONS COMPANY

         We have audited the accompanying consolidated financial statements and the financial statement schedule listed in Item 14 of this Form 10-K of Simmons Company. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         As explained in Note 1 to the consolidated financial statements, on March 22, 1996, an affiliate of INVESTCORP S.A. ("Investcorp") acquired 100% of the common stock of Simmons Company.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simmons Company and subsidiaries as of December 28, 1996 and December 30, 1995, and the consolidated results of their operations and their cash flows for the periods ended December 28, 1996 and March 21, 1996, and the year ended December 30, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.

COOPERS & LYBRAND L.L.P.
Atlanta, Georgia
March 20, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
 SIMMONS COMPANY

         We have audited the accompanying consolidated statements of operations and cash flows of Simmons Company (a Delaware corporation) for the year ended December 31, 1994. These consolidated statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Simmons Company and subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements as of December 31, 1994 and, in our opinion, fairly states in all material respects the financial data required to be set forth therein as of December 31, 1994 in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Atlanta, Georgia
March 17, 1995 except for Notes 6
 and 14 which are as of May 4, 1995
 (not presented herein)




                        Simmons Company and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)

                                                         Successor     Predecessor
                                                         ---------     -----------
                                                       December 28,     December 30,
                                                           1996             1995
                                                       -----------      -----------
ASSETS
Current assets:
     Cash and cash equivalents                            $  4,573      $  9,185
     Accounts receivable, less allowance for
        doubtful accounts of  $5,644 and $4,600             66,634        49,453
     Inventories                                            18,833        18,293
     Deferred income taxes                                   9,980         7,565
     Other current assets                                    7,768         5,372
                                                          --------      --------
         Total current assets                              107,788        89,868

Property, plant and equipment, net                          38,079        23,410
Patents, net of accumulated amortization of
      $2,071 and $13,198                                    14,961        14,275
Goodwill, net of accumulated amortization of
     $3,577 and $26,831                                    187,070       121,573
Deferred income taxes                                        8,040             -
Other assets                                                11,911         5,366
                                                          --------      --------
                                                          $367,849      $254,492
                                                          ========      ========

 The accompanying notes are an integral part of these consolidated financial statements.




                        Simmons Company and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                Successor      Predecessor
                                                                ---------      -----------
                                                               December 28,     December 30,
                                                                  1996             1995
                                                             --------------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                           $  24,800     $  22,712
     Accrued wages and benefits                                     7,807         9,605
     Accrued advertising and incentives                            17,124        13,016
     Other accrued expenses                                        11,070        15,179
     Current maturities of long-term obligations                    2,701         2,661
                                                                ---------     ---------
         Total current liabilities                                 63,502        63,173
Noncurrent liabilities:
     Long-term obligations                                        194,114        91,107
     Deferred income taxes                                              -         6,537
     Postretirement benefit obligations other than pensions         7,642         7,999
     Other                                                         11,300         8,352
                                                                ---------     ---------
         Total liabilities                                        276,558       177,168
                                                                  =======       =======

Commitments and contingencies:
Redeemable stock:
     Redeemable preferred stock                                         -           680
     Redeemable common stock under ESOP, net of related
         unearned compensation of $29,664                               -        32,272
     Redeemable Series A Preferred Stock under ESOP, net of
         related unearned compensation of $23,352                   5,000             -

Common stockholders' equity:
     Common stock, $.01 par value; 50,000 shares authorized,
         31,964 and 36,312 shares issued, respectively                320           363
     Additional paid-in capital                                    84,680       176,501
     Unearned compensation under ESOP                                   -       (47,531)
     Retained earnings (accumulated deficit)                        1,312       (78,894)
     Foreign currency translation adjustment                          (21)         (288)
     Treasury stock, 1,727 shares in 1995 at cost                       -        (5,779)
                                                                ---------     ---------
         Total common stockholders' equity                         86,291        44,372
                                                                ---------     ---------
                                                                $ 367,849     $ 254,492
                                                                =========     =========





 The accompanying notes are an integral part of these consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Consolidated Statements of Operations
                                 (in thousands)

                                                        Successor                         Predecessor
                                                        ---------        ---------------------------------------------
                                                       Period from       Period from
                                                         March 22,       December 31,
                                                            1996            1995                  Year          Year
                                                          through          through               ended          ended
                                                        December 28,       March 21,           December 30,   December 31,
                                                           1996              1996                 1995           1994
                                                        ------------     ------------          -----------     -----------

Net sales                                                $423,870          $106,431              $489,815      $439,689

Costs and expenses:
     Cost of products sold                                254,127            66,630               292,825       269,741
     Selling, general and administrative                  135,762            35,846               161,202       137,791
     ESOP expense                                           3,797             1,203                 4,533         4,463
     Amortization of intangibles                            5,650             1,324                 5,753         5,753
                                                         --------          --------              --------       -------
                                                          399,336           105,003               464,313       417,748
                                                         --------          --------              --------       -------
         Income from operations                            24,534             1,428                25,502        21,941

Interest expense, net                                      15,277             1,489                 8,185         8,197
Other expense, net                                          1,557                96                   400         2,517
                                                         --------          --------              --------       -------

Income (loss) before income taxes and
     extraordinary item                                     7,700              (157)               16,917        11,227
Provision for income taxes                                  4,682               282                 7,506         3,233
                                                         --------          --------              --------       -------

     Income (loss) before extraordinary item                3,018              (439)                9,411         7,994

Extraordinary loss from early extinguishment
     of debt, net of  income tax benefit of $1,137          1,706                 -                     -             -
                                                         --------          ---------             --------       -------
Net income (loss)                                        $  1,312          $   (439)             $  9,411       $ 7,994
                                                         ========          ========              ========       =======




 The accompanying notes are an integral part of these consolidated financial statements.

                        Simmons Company and Subsidiaries
             Consolidated Statements of Common Stockholders' Equity
                   (in thousands, except common share amounts)

                                                                                     Retained    Foreign
                                                        Additional    Unearned       Earnings    Currency                 Total
                                    Common      Common    Paid-In     Compensation (Accumulated Translation  Treasury  Stockholders'
                                    Shares      Stock     Capital      Under ESOP    Deficit)   Adjustment     Stock      Equity
                                    ------      -----     -------      ----------    --------  ----------     -----      ------

PREDECESSOR
   Balance, December 25, 1993       36,311,967    $363    $ 216,823     $(82,740)    $(96,299)    $(223)    $   (45)    $ 37,879
   ESOP share allocations                    -       -       (9,541)      14,004            -         -           -        4,463
   Income tax benefit on ESOP                -       -        3,721            -            -         -           -        3,721
   Net income                                -       -            -            -        7,994         -           -        7,994
   Dividends paid or accrued on
      redeemable preferred stock             -       -          (55)           -            -         -           -          (55)
   Change in foreign currency
      translation                            -       -            -            -            -      (124)          -         (124)
   Change in fair value of ESOP
      shares                                 -       -      (20,388)       8,567            -         -           -      (11,821)
   Purchase of treasury stock                -       -            -            -            -         -        (121)        (121)
                                    ----------    ----    ---------     --------     --------     -----     -------     --------
   December 31, 1994                36,311,967     363      190,560      (60,169)     (88,305)     (347)       (166)      41,936
   ESOP share allocations                    -       -       (8,065)      12,598            -         -           -        4,533
   Income tax benefit on ESOP                -       -        3,145            -            -         -           -        3,145
   Net income                                -       -            -            -        9,411         -           -        9,411
   Dividends paid or accrued on
      redeemable preferred stock             -       -          (65)           -            -         -           -          (65)
   Change in foreign currency
      translation                            -       -            -            -            -        59           -           59
   Change in fair value of ESOP
      shares                                 -       -       (9,074)          40            -         -           -       (9,034)
   Purchase of treasury stock                -       -            -            -            -         -      (5,613)      (5,613)
                                    ----------    ----    ---------     --------     --------     -----     -------     --------
   December 30, 1995                36,311,967     363      176,501      (47,531)     (78,894)     (288)     (5,779)      44,372
   ESOP share allocations                    -       -       (2,298)       3,501            -         -           -        1,203
   Income tax benefit on ESOP                -       -          896            -            -         -           -          896
   Net income                                -       -            -            -         (439)        -           -         (439)
   Change in foreign currency
      translation                            -       -            -            -            -         9           -            9
   Purchase of treasury stock                -       -            -            -            -         -        (660)        (660)
                                    ----------    ----    ---------     --------     --------     -----     -------     --------
   March 21, 1996                   36,311,967    $363    $ 175,099     $(44,030)    $(79,333)    $(279)    $(6,439)    $ 45,381
                                    ==========    ====    =========     ========     ========     =====     =======     ========

   SUCCESSOR
   March 22, 1996 (reflects the
      new basis of 31,964,452
      common shares in
      connection with the
      Acquisition)                  31,964,452    $320    $  84,680     $      -     $     -      $  (2)    $     -     $ 84,998
   Net income                                -       -            -            -        1,312         -           -        1,312
   Change in foreign currency
      translation                            -       -            -            -            -       (19)          -          (19)
                                    ----------    ----    ---------     --------     --------     -----     -------     --------
   December 28, 1996                31,964,452    $320    $  84,680     $      -     $  1,312     $ (21)    $     -     $ 86,291
                                    ==========    ====    =========     ========     ========     =====     =======     ========





 The accompanying notes are an integral part of these consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                          Successor                 Predecessor
                                                          ---------    ---------------------------------------
                                                         Period from  Period from
                                                           March 22,   December 31,
                                                             1996          1995       Year           Year
                                                           through       through     Ended          Ended
                                                         December 28,    March 21,  December 30,  December 31,
                                                              1996         1996        1995          1994
                                                              ----         ----        ----          ----

Cash flows from operating activities:
Net income (loss)                                          $   1,312     $  (439)    $  9,411     $  7,994
Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation and amortization                             9,118       2,198        9,780        9,249
     Loss on disposal of fixed assets                              -           -            -        2,823
     ESOP expense                                              3,797       1,203        4,533        4,463
     Extraordinary loss                                        1,706           -            -            -
     Gain from sale of investment                             (4,011)          -            -            -
     Provision for bad debts                                   1,273         566        3,500        1,706
     Provision for deferred income taxes                       4,420         282        1,006        2,484
     Other, net                                                   46         472        1,415        1,215
Net changes in operating assets and liabilities:
     Accounts receivable                                     (17,288)     (1,732)     (10,092)       7,997
     Inventories                                                (769)      1,229       (2,533)         641
     Other assets and liabilities                             (3,724)       (531)       2,029           84
     Accounts payable                                          9,117      (7,250)       4,400       (5,905)
     Accrued liabilities                                     (11,443)      6,341        5,064        1,629
                                                           ---------     -------     --------     --------
Cash provided by (used in) operating activities               (6,446)      2,339       28,513       34,380
                                                           ---------     -------     --------     --------

Cash flows from investing activities:
     Purchases of property, plant and equipment, net         (13,546)     (1,567)      (5,834)      (4,496)
     Proceeds from sale of property                                -           -            -          301
     Proceeds from sale of investment                          4,700           -            -            -
     Payment to the seller for the acquisition              (151,625)          -            -            -
     Payments to option holders                               (6,950)          -            -            -
     Payments of acquisition costs                           (16,040)          -            -            -
                                                           ---------     -------     --------     --------
Net cash used in investing activities                       (183,461)     (1,567)      (5,834)      (4,195)
                                                           ---------     -------     --------     --------

Cash flows from financing activities:
     Proceeds from Predecessor revolving line of credit
         and long-term borrowings                                  -       3,334       15,842       25,789
     Predecessor principal payments on revolving line
         of credit, long-term debt and capital lease
         obligations                                               -      (3,490)     (32,259)     (58,532)
     Payments of Predecessor debt at acquisition             (76,214)          -            -            -
     Proceeds of Successor debt                              317,707           -            -            -
     Payments of Successor debt                             (131,400)          -            -            -
     Payments of financing costs                              (9,744)          -            -            -
     Proceeds from issuance of Successor
         common stock                                         85,000           -            -            -
     Treasury stock purchases                                      -        (660)      (5,613)        (121)
                                                           ---------     -------     --------     --------
Net cash from (used in) financing activities                 185,349        (816)     (22,030)     (32,864)
                                                           ---------     -------     --------     --------
Net effect of exchange rate changes on cash                      (19)          9           59         (124)
                                                           ---------     -------     --------     --------
Increase (decrease) in cash and cash equivalents              (4,577)        (35)         708       (2,803)
Cash and cash equivalents, beginning of period                 9,150       9,185        8,477       11,280
                                                           ---------     -------     --------     --------
Cash and cash equivalents, end of period                   $   4,573     $ 9,150     $  9,185     $  8,477
                                                           =========     =======     ========     ========


                        Simmons Company and Subsidiaries
                Consolidated Statements of Cash Flows - Continued
                                 (in thousands)

                                                  Successor             Predecessor
                                                  ---------   ---------------------------------
                                                Period from   Period from
                                                 March 22,   December 31,
                                                   1996         1995        Year         Year
                                                 through       through      Ended        Ended
                                                December 28,   March 21,  December 30, December 31,
                                                  1996          1996         1995         1994
                                                  ----          ----         ----         ----

Supplemental cash flow information:
Cash paid for interest                           $6,224      $  803       $5,458       $7,840
                                                 ======      ======       ======       ======
Cash paid for income taxes                       $   93      $2,315       $3,047       $  749
                                                 ======      ======       ======       ======


 The accompanying notes are an integral part of these consolidated statements.

                        Simmons Company and Subsidiaries
                   Notes to Consolidated Financial Statements

1.       THE COMPANY

         Simmons Company ("Simmons" or "the Company") is one of the largest bedding manufacturers in the United States. The Company manufactures and distributes mattresses, box springs, bedding frames and sleep accessories. Simmons also sells bedding products to certain institutional customers, such as schools and government entities, and to the lodging industry. The Company also licenses its patents and trademarks to various domestic and foreign manufacturers.

         On March 22, 1996, Simmons Holdings, Inc. ("Holdings"), through its subsidiary formed for this purpose, Simmons Acquisition Corp. ("SAC"), acquired 100% of the outstanding common stock of the Company (the "Acquisition"). Holdings was formed to consummate the Acquisition on behalf of affiliates of INVESTCORP S.A. ("Investcorp"), management and certain other investors. Immediately following the completion of the Acquisition, SAC merged into the Company, as a result of which 100% of the common stock of the Company became owned by Holdings. For purposes of identification and description, Simmons Company is referred to as the "Predecessor" for the period prior to the Acquisition, the "Successor" for the period subsequent to the Acquisition, and the "Company" for both periods. For purposes of financial reporting, the period from December 31, 1995 through March 21, 1996 is referred to as "Predecessor '96" and the period from March 22, 1996 through December 28, 1996 is referred to as "Successor '96."

         The purchase price for the Acquisition was approximately $269.6 million (including approximately $94.6 million in refinancing or assumption of existing indebtedness, purchase of certain stock options, and the payments of fees and expenses) which was allocated to the assets and liabilities of the Company based upon their estimated fair market value at the date of the Acquisition, under the purchase method of accounting. The financing for the Acquisition (including the refinancing of outstanding debt) was provided by (i) borrowings under a new $115.0 million Senior Credit Facility, which refinanced the Company's existing senior and subordinated loans, (ii) the $100.0 million proceeds under a new Subordinated Loan Facility, and (iii) $85.0 million of capital provided by affiliates of Investcorp, management and certain other investors from Holdings.

         As part of the Acquisition, the Simmons Company Employee Stock Ownership Plan (the "ESOP") sold 6,001,257 shares of the Company's common stock (representing all of the allocated shares) to Holdings. The remaining 5,670,406 shares of common stock of the Company (unallocated shares) were converted into 5,670,406 shares of Series A Preferred Stock.

         On April 18, 1996, the Company issued $100.0 million in 10.75% Senior Subordinated Notes, pursuant to an offering (the "Offering") (See Note 8). The proceeds of the offering were used to retire loans under the Subordinated Loan Facility mentioned above.

         The following condensed pro forma disclosure for net sales and net income are based on the consolidated financial statements included elsewhere herein, adjusted to give effect to (i) the Acquisition and (ii) the Offering of the Notes and the application of the net proceeds therefrom to repay the Subordinated Loan Facility (collectively, the "Transactions"). These pro forma disclosures assume that the Transactions were consummated as of December 31, 1995 and January 1,1995 and do not purport to be indicative of the results that would actually have been obtained if the Transactions had occurred on the date indicated or of the results that may be obtained in the future.

                                    Successor               Predecessor
Pro Forma (in thousands):             1996               1996           1995
                                     --------          --------       --------
Net sales                            $423,870          $106,431       $489,815
                                      =======          ========       ========
Net  income (loss)                    $ 7,206          $ (2,549)      $    636
                                      =======          =========      ========


                        SIMMONS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

-------------------------------------------------------------------------------


2.   PRINCIPAL ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements of the Company include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Accounting

         The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles. Such financial statements include estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimates. Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the current year presentation.

Fiscal Year

         The Company operates on a 52/53 week fiscal year ending on the last Saturday in December. Fiscal years 1996 (Successor '96 and Predecessor '96, combined) and 1995 comprised 52 weeks and fiscal 1994 comprised 53 weeks.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Inventories

         Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.

Property, Plant and Equipment

         Property, plant and equipment are carried at cost. Depreciation expense is determined principally using the straight-line method over the estimated useful lives for financial reporting and accelerated methods for income tax purposes. Expenditures that substantially increase asset values or extend useful lives are capitalized. Expenditures for maintenance and repairs are expensed as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. Useful lives are generally as follows:

         Buildings and improvements                     10 - 25 years
         Machinery and equipment                         5 - 15 years

Patents and Goodwill

         The Acquisition resulted in a new basis of the value of the Company's intangible assets. Accordingly, patents were adjusted to their estimated fair value. For all periods, the cost of patents acquired are being amortized using the straight-line method over the estimated remaining economic lives of the respective patents, principally over seven years. Amortization expense was approximately $2,071,000, $438,000, $1,929,000 and $1,929,000 for Successor '96,
Predecessor '96, 1995 and 1994, respectively.

         Goodwill is being amortized on a straight-line basis, over the estimated periods benefited (principally 40 years). In 1996 goodwill increased as a result of accounting for the Acquisition. Amortization expense was $3,577,000, $886,000, $3,824,000 and $3,824,000 for Successor '96, Predecessor
'96, 1995 and 1994, respectively.

                        SIMMONS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
-------------------------------------------------------------------------------

         At each balance sheet date, management assesses whether there has been a permanent impairment in the value of intangible assets by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the intangible asset. The factors considered by management in this assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors.

Revenue Recognition

         The Company recognizes revenue at the time the product is shipped to the customer.

ESOP Expense

         The Company follows the provisions of Statement of Position No. 93-6 of the American Institute of Certified Public Accounts, "Employers' Accounting for Employee Stock Ownership Plans," whereby ESOP expense is recognized as an amount equal to the fair market value of the shares allocated to participants' accounts. The unearned compensation balance continues to be amortized using the shares allocated method (i.e., at cost). The difference in these two amounts, if any, is recorded as an adjustment to additional paid-in capital.

Product Development Costs

         Costs associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to approximately $862,000, $270,000, $1,245,000 and $1,100,000 for Successor '96,
Predecessor '96, 1995 and 1994, respectively, and are included in cost of products sold in the accompanying consolidated statement of operations.

Advertising Costs

         The Company records the cost of advertising as an expense when incurred. Advertising expense was $43,652,000, $9,861,000, $49,510,000 and
$43,532,000 for Successor '96, Predecessor '96, 1995 and 1994, respectively, and is included as a component of selling, general and administrative expenses in the accompanying consolidated statement of operations.

Significant Concentrations of Risk

         The Company manufactures and markets sleep products, including mattresses, box springs, and flotation mattresses to retail establishments primarily in the United States. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Sales to three of the Company's major customers aggregated approximately 21%, 23% and 23% of total sales for Successor '96 and Predecessor '96, combined, 1995 and 1994, respectively. Accounts receivable from one customer was approximately 14% and 16% of total accounts receivable at December 28, 1996 and December 30, 1995, respectively. However, sales to no one customer represented more than 10% of net sales for Successor '96 and Predecessor '96, combined, 1995 or 1994.

         Purchases of raw materials from one vendor represented approximately 23%, 20% and 19% of cost of products sold for Successor '96 and Predecessor '96, combined, 1995 and 1994, respectively.

         The Company maintains cash balances in excess of FDIC insurance limits at certain large financial institutions. The Company monitors the financial condition of such institutions and considers the risk of loss to be remote.

                        SIMMONS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
-------------------------------------------------------------------------------


3.       EMPLOYEE STOCK OWNERSHIP PLAN

         The Company is structured so that the employees of the Company will have a beneficial ownership of the Company's stock through their participation in the ESOP. At December 30, 1995, the ESOP owned 11,690,115 shares of the Company's common stock. The funds used to purchase the common stock had been borrowed by the ESOP pursuant to various loan agreements with the Company.

         In connection with the Acquisition, the ESOP sold 6,001,257 shares of common stock of the Company to Holdings (representing all the shares held by the ESOP that had been allocated to plan participants as of such date) for $31.2 million in the aggregate, which amount was reinvested in diversified instruments in the respective accounts of such participants in the ESOP. Each of the remaining 5,670,406 shares of common stock of the Company was converted into one share of Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to one vote, is convertible into one share of common stock of the Company at any time at the option of the holders thereof and is entitled to a liquidation preference of $5.00 per share. Upon the occurrence of certain events, Holdings or the Company may cause the Series A Preferred Stock to be converted into common stock of the Company and, following such conversion, to be exchanged for shares of Holdings' capital stock.

         The ESOP pledged all of its shares of the Company's common and preferred stock as collateral for the loans. These shares are held by NationsBank Trust, the ESOP trustee, in a suspense account and are released to the ESOP participants' accounts based on debt service. As of December 30, 1995, 6,019,709 shares of common stock had been allocated to participants' accounts. The remaining unallocated shares of common stock held in the ESOP had an estimated fair value of approximately $29,664,000 ($5.30 per share) at December 30, 1995. As of December 28, 1996, no shares of Series A Preferred Stock had been allocated to participants' accounts, although 1,000,000 shares of such stock had been committed to be released. The remaining unallocated shares of Series A Preferred Stock held in the ESOP had an estimated fair value of approximately $23,352,000 ($5.00 per share) at December 28, 1996.

         Under the ESOP, employees are eligible to participate in the ESOP following the date when the employee has completed at least one year of service and has reached age 21. All employees of the Company, except employees who are covered by a negotiated collective bargaining agreement (unless the collective bargaining agreement provides for participation in the ESOP) or who are nonresident aliens, are covered by the ESOP. Approximately 50% of the Company's full-time employees are participants in the ESOP. The participants and beneficiaries of the ESOP are not subject to income tax with respect to contributions made on their behalf until they receive distributions from the ESOP.

         Under the provisions of the ESOP, the Company is obligated to repurchase participant shares which have been distributed under the terms of the ESOP, as long as the shares are not publicly traded or if the shares are subject to trading limitations. The Company repurchased approximately 58,700 shares from ESOP participants in 1995 at prices ranging from $3.30 to $4.50 per share and 18,452 shares from ESOP participants in 1996 (prior to the Acquisition) at a price of $4.50 per share. These shares were reflected as treasury stock in the Predecessor periods.

         Because of the Company's obligation to repurchase its shares from the ESOP under certain circumstances for their then current fair value, the Company has classified the redemption value of such shares in the accompanying consolidated balance sheets as Redeemable Series A Preferred Stock under ESOP and Redeemable Common Stock under ESOP as of December 28, 1996 and December 30, 1995, respectively. Additionally, pursuant to generally accepted accounting principles, the Company has classified a proportional amount of unearned compensation under ESOP in the same manner.

         The Company also repurchased 1,608,019 shares at $3.30 to $4.50 per share from non-ESOP stockholders during 1995, which is also reflected as treasury stock in 1995.

                        SIMMONS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
--------------------------------------------------------------------------------


4.       ACCOUNTS RECEIVABLE

         Accounts receivable consisted of the following at December 28, 1996 and December 30, 1995 (in thousands):

                                                     Successor        Predecessor
                                                     December 28,     December 30,
                                                         1996            1995
                                                     ------------     ----------
Accounts receivable                                    $ 77,335        $ 56,593
Allowance for doubtful accounts                          (5,644)         (4,600)
Allowance for cash discounts and other                   (5,057)         (2,540)
                                                       --------        --------
                                                       $ 66,634        $ 49,453
                                                       ========        ========

5.       INVENTORIES

         Inventories consisted of the following at December 28, 1996 and December 30, 1995 (in thousands):

                                                    Successor         Predecessor
                                                   December 28,       December 30,
                                                       1996              1995
                                                    -----------        ---------
Raw materials                                        $12,044             $11,807
Work-in-progress                                       1,888               1,942
Finished goods                                         4,901               4,544
                                                     -------             -------
                                                     $18,833             $18,293
                                                     =======             =======

6.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following at December
28, 1996 and December 30, 1995 (in thousands):

                                                     Successor       Predecessor
                                                     December 28,    December 30,
                                                        1996              1995
                                                     ----------       ----------
Land, buildings and improvements                      $  6,716         $  8,784
Machinery and equipment                                 28,824           32,966
Construction in progress                                 4,299              844
                                                      --------         --------
                                                        39,839           42,594
Less accumulated depreciation                           (1,760)         (19,184)
                                                      --------         --------
                                                      $ 38,079         $ 23,410
                                                      ========         ========

         Depreciation expense for Successor '96, Predecessor '96, 1995 and 1994 were $3,468,000, $874,000, $4,027,000 and $3,496,000, respectively.

7.       OTHER ASSETS

         Other assets consisted of the following at December 28, 1996 and December 30, 1995 (in thousands):

                                                            Successor    Predecessor
                                                            December 28, December 30,
                                                               1996        1995
                                                             ---------   --------
Long-term note receivable                                     $ 2,200     $2,200
Debt issuance costs, net of accumulated amortization
     of $552 and $5,613, respectively                           7,670      1,584
Other                                                           2,041      1,582
                                                              -------     ------
                                                              $11,911     $5,366
                                                              =======     ======

                        SIMMONS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
--------------------------------------------------------------------------------


         Debt issuance costs are amortized using the effective interest method and are included in interest expense. Amortization of $521,000, $84,000, $679,000 and $835,000 for Successor '96, Predecessor '96, 1995 and 1994,
respectively, is included as a component of interest expense in the accompanying consolidated statement of operations.

8.       LONG-TERM OBLIGATIONS

         Long-term obligations consisted of the following at December 28, 1996 and December 30, 1995 (in thousands):

                                                         Successor   Predecessor
                                                       December 28,   December 30,
                                                            1996          1995
                                                        -----------   ----------
Senior loans:
     Old Tranche A term loan                             $     -       $ 36,045
     Old Tranche C term loan                                   -         17,700
     New Tranche A term loan                              35,516              -
     New Tranche B term loan                              34,784              -
     Revolving loan                                       16,000          2,000
Adjustable rate senior subordinated notes                      -          2,618
Adjustable rate junior subordinated notes                      -         24,328
10.75% Series A Senior Subordinated

     Notes due 2006                                      100,000              -
Industrial Revenue Bonds, 7.00%, due 2017                  9,700          9,700
Other, including capital lease obligations                   815          1,377
                                                       ---------       --------
                                                         196,815         93,768
Less current portion                                      (2,701)        (2,661)
                                                       ---------       --------
                                                       $ 194,114       $ 91,107
                                                       =========       ========

         In connection with the Acquisition on March 22, 1996, the Company entered into a new Senior Credit Facility (the "Senior Credit Facility") the proceeds of which refinanced the outstanding amounts under the old senior loan facility and the adjustable rate senior and junior subordinated notes. The Senior Credit Facility provides for a $40.0 million revolving credit facility. The revolving credit facility will expire on the earlier of (a) March 31, 2001 or (b) such other date as the revolving credit commitments thereunder shall terminate in accordance with the terms of the Senior Credit Facility. The Senior Credit Facility also provides for a $75.0 million term loan facility, which is divided into two tranches, Tranche A and Tranche B term loans. The Tranche A term loan has a final scheduled maturity date of March 31, 2001, and the Tranche B term loan has a final scheduled maturity date of March 31, 2003.

         The interest rate under the Senior Credit Facility is based, at the Company's option, on an Alternate Base Rate or a Eurodollar Rate (both as defined), plus margins as follows:

                                                Revolving     Tranche A     Tranche B
                                               Credit Loan    Term Loan     Term Loan
                                                ---------     ---------     ---------

Alternate base rate                               1.25%         1.25%         1.75%
Eurodollar rate (LIBOR-based)                     2.50%         2.50%         3.00%

         The interest rates per annum in effect at December 28, 1996 for the revolving credit, Tranche A term, and Tranche B term loans were 8.641%, 8.125% and 8.625%, respectively.

         Management of the Company has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters. The Company enters into interest rate swap agreements whereby the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts

                        SIMMONS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
--------------------------------------------------------------------------------


calculated by reference to an agreed-upon notional principal amount linked to LIBOR. Any differences paid or received on the interest rate swap agreement are recognized as adjustments to interest expense over the life of the swap, thereby adjusting the effective interest rate on the underlying obligation. On June 11, 1996, the Company entered into two interest rate swap agreements to effectively convert $40.0 million of the variable Tranche A and Tranche B debt to fixed rate debt with effective interest rates of 8.8% - 9.3%. The interest rate swap agreements have a duration of two years. At December 28, 1996, the fair value of the interest rate swap agreements was not significant.

         At December 28, 1996, the amount under the revolving credit portion of the Senior Credit Facility that was available to be drawn was approximately $17.8 million, after giving effect to $16.0 million of borrowings and $6.2 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the revolving credit facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the revolving credit facility to fund acquisitions and capital expenditures.

         The Senior Credit Facility contains certain covenants and restrictions on actions by the Company and its subsidiaries. In addition, the Senior Credit Facility requires that the Company comply with specified financial ratios and tests, including minimum cash flow, a maximum ratio of indebtedness to cash flow and a minimum interest coverage ratio. During the third quarter of 1996, the Company recorded a $4.0 million gain on the sale of minority interests in certain foreign affiliates. The net proceeds from the sale were used to prepay term loan payments as required by the Senior Credit Facility. As of December 28, 1996, the Company was in compliance with respect to all covenants under the Senior Credit Facility.

         On April 18, 1996, the Company completed a refinancing, which consisted of (i) the sale of $100.0 million of 10.75% Senior Subordinated Notes due 2006 ("the "Notes") pursuant to a private offering, (ii) the application of approximately $96.0 million (after deduction of discounts to the Initial Purchaser and other expenses of the Offering), together with other available funds, to repay the outstanding indebtedness under the Company's Subordinated Loan Facility. The Notes mature on April 15, 2006 and bear interest at the rate of 10.75% per annum from April 15, 1996 payable semiannually on April 15th and October 15th of each year, commencing October 15, 1996. The Notes may be redeemed at the option of the Company on or after April 15, 2001, under the conditions and at the redemption price as specified in the Note Indenture, dated as of April 18, 1996, under which the Notes were issued. The Notes are subordinated to all existing and future Senior Indebtedness (as defined) of the Company and will be effectively subordinated to all obligations of any subsidiaries of the Company. On September 4, 1996, the Company issued 10.75% Series A Senior Subordinated Notes due 2006 (the "New Notes") in exchange for all Notes, pursuant to an exchange offer whereby holders of the Notes received New Notes which have been registered under the Securities Act of 1933, as amended, but are otherwise identical to the Notes.

         Future maturities of long-term obligations as of December 28, 1996 are as follows (in thousands):

         1997                                       $  2,701
         1998                                          7,310
         1999                                          9,319
         2000                                         11,329
         2001                                         30,739
         Thereafter                                  135,417
                                                    --------
                                                    $196,815
                                                    ========

         The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities except for the 10.75% Series A Senior Subordinated Notes due 2006 which are measured at quoted market rate. The fair value of the Company's 10.75% Series A Senior Subordinated Notes due 2006 was $105,250,000 at December 28, 1996. All other long-term debt approximates the carrying value at December 28, 1996.

                        SIMMONS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
-------------------------------------------------------------------------------


9.       OTHER EXPENSE, NET

         Other expense, net is comprised of the following (in thousands):

                                         Successor                  Predecessor
                                         ---------   ------------------------------------
                                        Period from    Period from
                                          March 22,   December 31,
                                             1996        1995         Year         Year
                                           through      through      Ended        Ended
                                       December 28,     March 21,  December 30, December 31,
                                              1996       1996         1995        1994
                                              ----       ----         ----        ----

Acquisition related:
     Management compensation                $ 3,735      $   -     $     -  $         -
     Other acquisition related expense          648          -           -            -
Management advisory fee                         833          -           -            -
Sale of investment                           (4,011)         -           -            -
Sale of land                                      -          -           -         (948)
Sale of idle facility                             -          -           -        2,823
Other non-operating expenses                    352         96         400          642
                                            -------       ----      ------      -------
                                            $ 1,557       $ 96      $  400      $ 2,517
                                            =======       ====      ======      =======

         The gain on sale of investment was related to the Company's minority interests in Simmons Asia, Ltd. (10.0%), Simmons Bedding & Furniture (HK) Ltd. (8.1%) and Simmons Company, Ltd. (6.8%).

10.      EXTRAORDINARY ITEM

         In April 1996, the Company recorded a $1,706,000 charge, net of income tax benefit of $1,137,000, representing the remaining unamortized debt issuance costs related to long-term obligations repaid as a result of the refinancing of certain Acquisition debt.

11.      LEASES

         The Company leases certain facilities and equipment under operating leases. Rent expense was $9,709,000, $2,388,000, $10,626,000 and
$10,143,000, for Successor '96, Predecessor '96, 1995 and 1994, respectively.

         The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 28, 1996 (in thousands):

1997                                 $  8,917
1998                                    8,254
1999                                    7,487
2000                                    6,736
2001                                    6,562
Thereafter                             17,177
                                       ------
                                      $55,133
                                      =======

12.      SERIES A PREFERRED STOCK

         The Company is authorized to issue 6,000,000 shares of preferred stock, par value $.01 per share, 5,950,000 of which have been designated as "Series A Preferred Stock." The remaining 50,000 shares are designated "Series C Cumulative Redeemable Exchangeable Preferred Stock," none of which are outstanding. At December 28, 1996, there were 5,670,406 shares outstanding of the Series A Preferred Stock, all of which were

                        SIMMONS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
--------------------------------------------------------------------------------


held by the ESOP.

              Each share of Series A Preferred Stock is convertible, at the option of the holder, into the number of shares of common stock of the Company that results from multiplying the number of shares of Series A Preferred Stock by the "Conversion Factor" in effect at the time of the conversion. At December 28, 1996 the Conversion Factor was one. However, the Conversion Factor will be
(i) proportionately increased if (A) the outstanding shares of common stock of the Company are subdivided into a greater number of shares or a dividend convertible into or exchangeable for common stock is paid or (B) the Investcorp Option is exercised, and (ii) proportionately decreased if the outstanding shares of common stock of the Company are combined into a smaller number of shares. Shares of Series A Preferred Stock also are exchangeable for shares of Class C Stock of Holdings upon the occurrence of certain events.

              Shares of Series A Preferred Stock are redeemable for cash at the option of the holder at a redemption price of $5.00 per share upon the occurrence of one of the following events: (i) a sale of Holdings pursuant to
(A) a sale of 50% or more of the outstanding shares of Holdings' voting capital stock, (B) a sale of all or substantially all of the assets of Holdings, or (C) a merger, consolidation or recapitalization of Holdings as a result of which the ownership of the surviving corporation's voting capital changes more than 50%; or (ii) an initial public offering of common stock of the Company or Holdings pursuant to an effective registration statement under the Securities Act of 1933.

              In addition, holders of shares of Series A Preferred Stock have certain "tag-along rights" and are subject to certain "drag-along rights" pursuant to the terms of the Stockholders' Agreement following certain sales by Holdings of shares of common stock of the Company.

              Each share of Series A Preferred Stock entitles the holder thereof to a number of votes equal to the number of votes carried by the number of shares of common stock of the Company that would be issuable if such share of Series A Preferred Stock were converted to common stock. In most circumstances the ESOP Trustee votes such shares as directed by a committee appointed under the ESOP. However, upon the occurrence of a corporate merger, consolidation, recapitalization, liquidation, dissolution, sale of substantially all of the assets of the Company or other similar transaction, participants in the ESOP may direct the committee as to the manner in which such participants' allocated shares shall be voted. Holders of Series A Preferred Stock are entitled to receive equal per share dividends on an as-converted basis when dividends or distributions are declared upon shares of common stock of the Company.

              In the event of any involuntary or voluntary liquidation, dissolution or winding-up of the affairs of the Company, holders of Series A Preferred Stock are entitled to receive out of the assets of the Company available for distribution to the shareholders, before any payments are made or assets distributed on any common stock or on any other class or series of capital stock of the Company, the amount of $5.00 per share. If the assets of the Company are insufficient to permit such distribution, the entire assets of the Company distributable to stockholders of the Company will be distributed ratably among the holders of Series A Preferred Stock in proportion to the sum of their respective per share liquidation values.

13.           STOCK OPTION PLAN

              The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock incentive plans. Financial Accounting Standards Board ("FASB") Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB in October 1995 and, if fully adopted, changes the methods for recognition of costs on plans similar to those of the Company. Full adoption of the methodology described in SFAS 123 is optional; however, proforma disclosure as if the Company adopted the cost recognition requirements under SFAS 123 in 1996 are presented below.

              At the time of the Acquisition, Holdings purchased all outstanding vested options to acquire common stock of the Company from certain members of management of the Company for an aggregate purchase price of approximately $6.9 million, of which $4.3 million was used by certain members of management to purchase stock

                        SIMMONS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
--------------------------------------------------------------------------------


of Holdings. Therefore, SFAS 123 disclosure of 1995 information is omitted, as this information is not meaningful in light of the aforementioned transaction.

              At the time of the Acquisition, the board of directors established a Management Stock Incentive Plan (the "1996 Plan"), which provides for the granting of nonqualified options for Class C common stock of Holdings to members of management and certain key employees. Generally, the options outstanding under the 1996 Plan: (i) are granted at prices which equate to or are above the market value of the Class C stock on the date of grant, (ii) vest ratably over a five year period based upon the achievement of an annual EBITDA amount, as defined in the plan, or immediately upon the tenth (10th) anniversary of the grant date and (iii) expire upon the thirtieth (30th) day following the tenth
(10th) anniversary of the grant date or other date(s) based upon certain conditions as defined in the plan.

              In connection with the Acquisition, the Company entered into an agreement with Holdings whereby if Holdings grants any options to purchase shares of common or Class C Stock of Holdings to a director, employee or consultant of the Company, the Company will grant to Holdings corresponding options, exercisable only upon exercise of the Holdings options, to purchase the same number of shares of common stock of the Company at the same per share exercise price and subject to substantially the same terms and conditions as the Holdings options. All references to stock options under the 1996 Plan pertain to the Holdings options which have been attributed to the Company for disclosure purposes.

              The fair value of each option granted in 1996 is estimated on the grant date using the minimum present value method with the following assumptions
(i) risk free rate of return of 6.30% and 6.44%, (ii) an expected life of 7 years and (iii) no dividend payouts. The following table summarizes information about stock options outstanding at December 28, 1996:

Options granted and outstanding at end of year                      2,911,561
Option price range at end of year                                       $2.66
Options vested at end of year                                               0
Weighted average fair value of options
     granted during the year                                            $0.93

         Had compensation cost for the Company's 1996 grant for the 1996 Plan been determined consistent with SFAS 123, the Company's net income applicable to Successor '96 would have been approximately $1,155,000. The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts.

         Prior to 1996, the board of directors had established a performance stock option plan and a separate executive stock option plan ("the Old Plans"). The option price per share was equal to the estimated fair value on the date of the grant. The Company had reserved shares in an amount sufficient for issuance upon exercise of the options under the Old Plans. Stock option transactions for both Old Plans are as follows:

                                                 December 30,          December 31,
                                                    1995                  1994
                                                    ----                  ----

Options outstanding at beginning of year           2,170,000          1,426,000
Granted                                            1,042,000            840,000
Canceled                                            (160,000)           (96,000)
                                                  ----------         ----------
Options outstanding at end of year                 3,052,000          2,170,000
                                                  ==========         ==========
Option price range at end of year                 $1.42 - 4.50       $1.42 - 3.30
Options vested at end of year                      1,293,000            472,000



                        SIMMONS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
--------------------------------------------------------------------------------


14.      INCOME TAXES

         The components of the provision for income taxes are as follows (in thousands):

                                                 Successor                   Predecessor
                                                 ---------    --------------------------------------------
                                                Period from     Period from
                                                 March 22,     December 31,
                                                   1996           1995           Year            Year
                                                  through        through         Ended           Ended
                                                December 28,     March 21,    December 30,    December 31,
                                                   1996           1996            1995           1994
                                                   ----           ----            ----           ----

Current tax provision:
    Federal                                       $    -        $     -         $ 5,398         $  277
    State                                              -              -           1,102            208
    Foreign                                          262              -               -            264
                                                  ------         ------          ------         ------
                                                     262              -           6,500            749
                                                  ------         ------          ------         ------
Deferred tax provision:
    Federal                                        3,627            231             903          2,166
    State                                            793             51             103            318
                                                  ------         ------          ------         ------
                                                   4,420            282           1,006          2,484
                                                  ------         ------          ------         ------
                                                  $4,682         $  282         $ 7,506         $3,233
                                                  ======         ======         =======         ======


         The reconciliation of the statutory federal income tax rate to the effective income tax rate for Successor '96, Predecessor '96, 1995 and 1994 provision for income taxes is as follows (in thousands):

                                                 Successor                 Predecessor
                                                 ---------    --------------------------------------------
                                                Period from     Period from
                                                 March 22,     December 31,
                                                   1996           1995           Year            Year
                                                  through        through         Ended           Ended
                                                December 28,     March 21,    December 30,    December 31,
                                                   1996           1996            1995           1994
                                                   ----           ----            ----           ----

Income taxes at federal statutory rate            $2,618        $   (53)        $ 5,921         $ 3,727
State income taxes, net of federal benefit           556            (18)            889             347
Goodwill amortization                              1,216            301           1,491           1,491
Reduction of valuation allowance                       -              -          (1,914)         (3,626)
Other, net                                           292             52           1,119           1,294
                                                  ------        -------         -------         -------
                                                  $4,682        $   282         $ 7,506         $ 3,233
                                                  ======        =======         =======         =======


                        SIMMONS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
--------------------------------------------------------------------------------


         Components of the net deferred income tax asset (liability) at December 28, 1996 and December 30, 1995 are as follows (in thousands):

                                                               Successor     Predecessor
                                                              December 28,   December 30,
                                                                  1996           1995
                                                             --------------   ----------
Current deferred income taxes:
     Accounts receivable and inventory reserves                 $  4,054         $ 2,587
     Accrued liabilities not currently deductible                  3,739           5,014
     Net operating loss carryforwards                              2,505               -
     Prepaids and other assets, net currently taxable               (318)            (36)
                                                                --------         -------
                                                                   9,980           7,565

Noncurrent deferred income taxes:
     Property basis differences                                   (2,960)         (1,356)
     Patents basis differences                                    (5,205)         (4,871)
     ESOP liability basis differences                             10,844          (7,181)
     Net operating loss carryforwards                              1,688           1,688
     Valuation allowance                                          (1,688)         (1,688)
     Other noncurrent accrued liabilities, not currently
         deductible                                                5,361           6,871
                                                                --------         -------
                                                                   8,040          (6,537)
                                                                --------         -------
     Net deferred tax asset                                     $ 18,020         $ 1,028
                                                                ========         =======

         At December 28, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $10,748,000, of which $5,773,000 is limited to its utilization under the Internal Revenue Code. Due to such limitations, the Company believes it is more likely than not that it will not realize the benefit of the loss carryforwards and has provided a valuation allowance of approximately $1,688,000 to fully reserve such amounts as of December 28, 1996. These carryforwards expire through 2011.

15.      RETIREMENT PLANS

         The Company has a defined contribution pension plan (a 401(K) plan) for substantially all employees other than employees subject to collective bargaining agreements. Eligible participants may make limited contributions to the defined contribution plan; however, no employer contributions are allowed.

         Certain union employees participate in multi employer pension plans sponsored by their respective unions. Amounts charged to pension cost, representing the Company's required contributions to these plans for Successor '96 and Predecessor '96, combined, 1995 and 1994, were $1,495,000, $1,366,000 and $1,403,000, respectively.

         The Company had accrued $2,709,000 and $2,448,000 at December 28, 1996 and December 30, 1995, respectively, for a supplemental executive retirement plan for a former executive. Such amounts are included in postretirement benefit obligations other than pensions in the accompanying consolidated balance sheets.

         The Company also has an unfunded nonqualified employee stock ownership plan to provide benefits to certain employees who were not eligible to participate in the ESOP. Benefits are to be paid in cash and are computed based on the value of shares the participants would have received had they participated in the ESOP. Participants are entitled to receive accrued benefits upon termination of employment with the Company, retirement, death, or permanent disability. Benefits vest based on the provisions of the ESOP. The Company charged approximately $128,000, $405,000 and $582,000 to expense for Successor '96 and Predecessor '96, combined, 1995 and 1994, respectively. The accrued benefits under the nonqualified plan were $156,000 and $1,132,000 at December 28, 1996 and December 30, 1995, respectively, and are included in other long-term liabilities in the accompanying consolidated balance sheets. Vested interests of current participants in the plan were distributed upon consummation of the Acquisition.

                        SIMMONS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
--------------------------------------------------------------------------------


         The Company provides certain health care and life insurance benefits to eligible retired employees. Eligibility is defined as retirement from active employment, having reached age 55 with 15 years of service, and previous coverage as a salaried or nonunion employee. Additionally, dependents are eligible to receive benefits, provided the dependent was covered prior to retirement. The medical plan pays a stated percentage of most medical expenses reduced for any deductible and payments made by government programs and other group coverage. Additionally, there is a $20,000 lifetime maximum benefit for participants age 65 and over. The Company also provides life insurance to all retirees who retired before 1979. These plans are unfunded.

         The Company accrues the cost of providing postretirement benefits, including medical and life insurance coverage, during the active service period of the employee.

         The following table presents a reconciliation of the Plan's status at December 28, 1996 and December 30, 1995 (in thousands):

                                                         December 28,   December 30,
                                                            1996           1995
                                                            ----           ----

Accumulated postretirement benefit obligation:
     Retirees                                             $ 3,177         $3,406
     Fully eligible active plan participants                  996            890
     Other active participants                              1,378          1,259
                                                          -------         ------
                                                            5,551          5,555
Unrecognized prior service cost                               273            303
Unrecognized net gain/(loss)                                  (51)            88
                                                          -------         ------
Accrued postretirement benefit obligation                 $ 5,773         $5,946
                                                          =======         ======

     The components of the net periodic postretirement benefit cost for Successor '96 and Predecessor '96, combined, 1995 and 1994 are as follows (in thousands):

                                              December 28,   December 30,   December 31,
                                                   1996          1995          1994
                                                   ----          ----          ----

Service cost                                      $ 156         $ 163         $ 137
Interest cost on accumulated benefit
      obligation                                    375           387           412
Amortization of unrecognized prior service
cost                                                (30)          (30)          (30)
                                                  -----         -----         -----
Net periodic postretirement benefit cost          $ 501         $ 520         $ 519
                                                  =====         =====         =====

         Assumptions used in the computation of the accumulated postretirement benefit obligation at December 28, 1996 and December 30, 1995 are as follows:

                                                           December 28,   December 30,
                                                               1996          1995
                                                               ----          ----
Discount rate                                                  7.25%          7.0%
Initial health care cost trend rate                           11.0%          11.5%
Ultimate health care cost trend rate                           5.5%           5.5%
Year ultimate health care cost trend rate reached             2007           2007

         If the health care cost trend rate were increased by 1% for all future years, the accumulated postretirement benefit obligation as of December 28, 1996 would have increased 7.8%. The effect of this change on the aggregate of service and interest cost for 1996 would have been an increase of 10.7%.

16.      CONTINGENCIES

         From time to time, the Company has been involved in various legal proceedings. Management believes that all of such litigation is routine in nature and incidental to the conduct of its business, and that none of such litigation,

                        SIMMONS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
--------------------------------------------------------------------------------


if determined adversely to the Company, would have a material adverse effect on the financial condition or results of operations of the Company.

17.       RELATED PARTY TRANSACTIONS

         In connection with the Acquisition, the Company entered into an agreement for management advisory and consulting services (the "Management Agreement") with Investcorp International Inc. ("International") pursuant to which the Company agreed to pay International $1.0 million per annum for a five-year term. At the closing of the Acquisition, the Company paid International $3.0 million for the first three years of the term of the Management Agreement in accordance with its terms. As of December 28, 1996, approximately $2.2 million of this payment remained unamortized and a portion of the balance is reflected in the other current asset and other asset sections of the balance sheet, as appropriate.

         In connection with the Acquisition, the Company entered into an agreement with Holdings pursuant to which the Company agreed to reimburse Holdings for certain expenses incident to Holdings' ownership of the Company's capital stock for as long as Holdings and the Company file consolidated federal income tax returns. Such expenses include franchise taxes and other fees required to maintain Holdings' corporate existence; operating costs incurred by Holdings attributable to its ownership of the Company's capital stock not to exceed $250,000 per fiscal year; federal, state and local taxes paid by Holdings and attributable to income of the Company and its subsidiaries other than taxes arising from the sale or exchange by Holdings of the Company's common stock; the purchase price of capital stock or options to purchase capital stock of Holdings owned by former employees of the Company or its subsidiaries not to exceed $2,500,000 per year or $7,500,000, in the aggregate, permitted under the Senior Credit Facility and the indenture relating to the Series A Senior Subordinated Notes due 2006; and registration expenses incurred by Holdings incident to a registration of any capital stock of Holdings under the Securities Act.

ITEM 9.     CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the name, age and principal occupation or position of each of the directors and executive officers of the Company. Each director of the Company will hold office until the next annual meeting of shareholders of the Company or until his successor has been elected and qualified. Officers of the Company are elected by the Board of Directors of the Company and serve at the discretion of the Board of Directors.

Name                                        Age               Positions
-----------------------------------------------------------------------

Zenon S. Nie                                46                Chairman of the Board of Directors, Chief
                                                              Executive Officer and Director.
Jonathan C. Daiker                          49                Executive Vice President - Finance and Administration,
                                                              Chief Financial Officer and Director.
Martin R. Passaglia                         48                Senior Executive Vice President and Director.
Jon P. Hedley                               36                Director.
Christopher J. O'Brien                      38                Director.
Charles J. Philippin                        46                Director.
Savio W. Tung                               45                Director.

William L. Ayers, IV                        51                Executive Vice President - Marketing and Sales.
Joseph Ulicny                               54                Executive Vice President - Market Development.
Robert K. Barton                            56                Senior Vice President - Human Resources.
Leo T. Brennan                              62                Vice President-Materials Management.
Roger W. Franklin                           41                Vice President-Finance and Treasurer.
James P. Maher                              61                Divisional President.
Cleve B. Murphy                             46                Divisional President.
Gary G. Pleasant                            54                Divisional President.

DIRECTORS

         The following sets forth the name, principal occupation and employment and business experience during the last five years for each of the Company's directors:

         Zenon S. Nie joined the Company in 1993 as Chief Executive Officer and was appointed Chairman in January 1994. Prior to joining the Company, Mr. Nie served as President of the Consumer Home Fashions Division of The Bibb Company, a textile manufacturer, from 1991 to 1993. From 1981 through 1991, Mr. Nie held several senior management positions at Serta, Inc., a bedding manufacturer, including President, Executive Vice President, Chief Operating Officer, Senior Vice President-Manufacturing, Finance and Administrative and Vice President-Strategic Planning. Mr. Nie's previous experience includes several marketing positions at Sealy Corporation, a bedding manufacturer.

         Jonathan C. Daiker joined the Company in April 1995 as Executive Vice President-Finance and Administration, Chief Financial Officer. Prior to joining the Company, Mr. Daiker held a number of directorships in the corporate offices of Philips Electronics North America Corporation, a consumer electronics manufacturer, as well as operating positions within its divisional structure from 1981 to 1995. Most recently, he was Senior Vice President and Chief Financial Officer for Philips Lighting Company, a manufacturer of commercial and residential electrical lighting products. Prior to Philips, he was a senior manager with Price Waterhouse, an accounting firm, from 1971 to 1981, and is a Certified Public Accountant.

         Martin R. Passaglia joined the Company in 1973 as a Sales Representative. He has held various positions during his tenure including Regional Sales Manager, Vice President and General Manager-Hawaii, Executive Vice President-Account Development and Executive Vice President-Marketing and was promoted to Senior Executive Vice President in January 1994.

          Jon P. Hedley became a director of the Company upon its creation in March 1996. He has been an executive of Investcorp, its predecessor or one or more of its wholly owned subsidiaries since April 1990. Mr. Hedley is a director of Saks Holdings, Inc. and Prime Service, Inc.

          Christopher J. O'Brien became a director of the Company upon its creation in March 1996. He has been an executive of Investcorp, its predecessor or one or more of its wholly owned subsidiaries since December 1993. Prior to joining Investcorp, Mr. O'Brien was a Managing Director of Mancuso & Company, a commercial lending institution, for four years. Mr. O'Brien is a director of Prime Service, Inc.

               Charles J. Philippin became a director of the Company upon its creation in March 1996. He has been an executive of Investcorp, its predecessor or one or more of its wholly owned subsidiaries since July
1994. Prior to joining Investcorp, Mr. Philippin was a partner of Coopers & Lybrand L.L.P., an accounting firm. Mr. Philippin is a director of Saks Holdings, Inc. and Prime Service, Inc.

               Savio W. Tung became a director of the Company upon its creation in March 1996. He has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since September 1984. Mr. Tung is a director of Saks Holdings, Inc.

EXECUTIVE OFFICERS

         The following sets forth the name, position and certain other information with respect to the executive and certain other appointed officers of the Company:

         William L. Ayers, IV joined the Company in 1973. He has held several sales management positions including Vice President and General Manager-Los Angeles and Divisional Executive Vice President, and was promoted to Executive Vice President-Sales and Marketing in February 1994.

         Joseph Ulicny joined the Company in 1992 as Executive Vice President-Finance and Chief Financial Officer. In 1995, he assumed his current position as Executive Vice President - Market Development. Prior to joining the Company, Mr. Ulicny served in financial executive positions with Dannon Company, a yogurt wholesaler, for over seven years from 1985 to 1992.

         Robert K. Barton joined the Company in February 1982 as Director of Dealer Financial Services. He served as Vice President-Dealer Financial Services, Vice President-Administration and Vice President-Human Resources prior to assuming his current position as Senior Vice President-Human Resources in March 1989.

         Leo T. Brennan joined the Company in 1978 as Director of Purchasing and was promoted to his current position as Vice President-Materials Management in 1985.

         Roger W. Franklin joined the Company in November 1986 as Director of Taxes. He served as Vice President-Controller prior to assuming his current position as Vice President-Finance and Treasurer in October 1990. Prior to joining the Company, Mr. Franklin spent almost nine years with Price Waterhouse, an accounting firm, in both the audit and tax areas from 1978 to 1986 and is a Certified Public Accountant.

         James P. Maher joined the Company in 1989 and has served as Vice President and General Manager-Jacksonville, Vice President and General Manager-San Leandro and Divisional Executive Vice President. He was promoted to his current position of Divisional President in January 1997. Before joining the Company, Mr. Maher held senior management positions with Nachman Corporation, a wire and bedding components manufacturer, Leggett & Platt, Inc., a manufacturer of bedding components, and May & Company, a bedding manufacturer.

         Cleve B. Murphy joined the Company in May 1995 as Divisional Executive Vice President. He was promoted to his current position of Divisional President in January 1997. Mr. Murphy's background includes twelve years at Sealy Corporation., a bedding manufacturer, where he started as Sales Manager and became one of four Regional Vice Presidents, from 1983 to 1995. Prior to his employment with Sealy, Mr. Murphy served eight years as General Manager for Englander, a bedding manufacturer, from 1975 to 1983 and two years with Serta, Inc. from 1973 to 1975.

         Gary G. Pleasant rejoined the Company in 1991 as Vice President and General Manager-Seattle and was promoted to Divisional Executive Vice President, in January 1995. He was promoted to his current position of Divisional President in January 1997. Mr. Pleasant had been previously employed by the Company from 1966 to 1985 in various sales management positions. From 1985 to 1991, Mr. Pleasant worked for Sealy Corporation, first as Vice President-Sales-Ohio-Sealy and then as National Vice President-Marketing and Sales.

DIRECTOR COMPENSATION

    The Company pays no additional remuneration to its employees or to executives of Investcorp for serving as directors. See "--Executive Compensation." There are no family relationships among any of the directors or executive officers.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth all cash compensation earned in the previous three years by the Company's Chief Executive Officer and each of the other four most highly compensated executive officers whose remuneration exceeded $100,000. The current compensation arrangements for each of these officers are described in "Employment Arrangements" below.

                                              SUMMARY COMPENSATION TABLE

                                                                                    Long-Term
                                                                                   Compensation-
                                                                                       Awards
                                                                                  ---------------
                                                                                     Securities
                                                         Annual Compensation          Underlying
                                                         -------------------          Options /         All Other
                                                         Salary       Bonus (a)        SARs (b)      Compensation (c)
    Name and Principal Position          Year             ($)           ($)              (#)                  ($)
    ---------------------------          ----            ----          ----              ---                  ---
Zenon S. Nie                             1996            501,458      876,823          1,800,000             14,359
Chairman & Chief Executive Officer       1995            404,167      474,896            300,000             23,142
                                         1994            377,203      412,702            350,000              3,598

Martin R. Passaglia                      1996            267,500      234,063             64,237            144,529
Senior Executive Vice President          1995            250,000      262,500             71,306             20,459
                                         1994            250,000      242,880                  -             19,909

Jonathan C. Daiker                       1996            205,750      230,031            156,338             13,549
Executive Vice President - Finance &     1995            150,000      182,500            150,500             24,144
Administration, Chief Financial Officer  1994                  -            -                  -                  -

Joseph Ulicny                            1996            172,483      150,923             30,000              9,836
Executive Vice President - Market        1995            167,200      175,962                  -             19,996
Development                              1994            160,210      155,383                  -             18,292

Robert K. Barton                         1996            171,750      150,281             63,667            130,255
Senior Vice President - Human            1995            165,500      173,775             70,500             19,801
Resources                                1994            151,831      146,878                  -             18,894
---------------

(a)      Earned in year shown but paid in subsequent year.

(b) The amounts shown are the number of shares underlying options granted in the respective years. In connection with the Acquisition, all outstanding options issued prior to the Acquisition were purchased for an aggregate of $6,950,000, representing the value of such options based on their exercise prices. Messrs. Nie, Passaglia, Daiker, Ulicny and Barton received $1,812,800, $364,496, $117,435, $308,856 and $363,867, respectively, for their options, which amounts were invested in Class C Stock of Holdings. The 1996 amounts represent Class C common shares of Simmons Holdings, Inc., issued in connection with the Acquisition which are attributed to the Company through Parent Option agreement between Holdings and the Company.

(c) Consists of (i) contributions to defined contribution plans in 1995 and 1994, respectively, in the amounts of $15,368 and $0 for Mr. Nie, $15,740 and $18,220 for Mr. Passaglia, $0 and $0 for Mr. Daiker, $15,368 and $17,483 for Mr. Ulicny, and $15,740 and $18,220 for Mr. Barton (1996 contributions have not been established as of this date); (ii) premiums for term life insurance and long-term disability insurance in 1996, 1995 and 1994, respectively, in the amounts of $14,359, $7,774 and $3,598 for Mr. Nie, $11,185, $4,719 and $1,689
for Mr. Passaglia, $8,231, $5,334 and $0 for Mr. Daiker, $9,836, $4,628 and $809
for Mr. Ulicny, $11,908, $4,061 and $674 for Mr. Barton, respectively; (iii) payments of benefit under non-qualified ESOP in 1996, in the amount of $133,344 and $118,347 for Mr. Passaglia and Mr. Barton, respectively; and (iii) relocation assistance in 1996 and 1995 in the amounts of $5,228 and $18,810 for Mr. Daiker.

                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR (a)

                                Individual Grants
                        ----------------------------------
                                                Percent of
                                                  Total                                                  Potential Realizable Value
                                                Options /                                                            of
                            Number of              SARs                                                    Assumed Annual Rates of
                            Securities           Granted                                                            Stock
                            Underlying              to              Exercise                               Price Appreciation For
                             Option /           Employees              or                                          Option
                             SARs             in Fiscal          Base Price        Expiration                     Terms
                                                                                                    -----------------------------
         Name              Granted (#)           Year (c)           ($ / Sh)            Date             5% ($)          10% ($)
         ----              -----------           --------           --------            ----             ------           -------
Zenon S. Nie                 1,800,000               61.8%         $2.66                  2006         7,794,000        12,420,000
Martin R. Passaglia             64,237                2.2%         $2.66                  2006           278,146           443,235
Jonathan C. Daiker             156,338                5.4%         $2.66                  2006           676,944         1,078,732
Joseph Ulicny                   30,000                1.0%         $2.66                  2006           129,900           207,000
Robert K. Barton                63,667                2.2%         $2.66                  2006           275,678           439,302


(a) see note (b) above.

                                            AGGREGATE OPTION EXERCISES AND
                                          FISCAL YEAR-END OPTION VALUE TABLE

                                                                                               Number of Shares Of
                                                                                                  Common Stock
                                           Shares                                                  Underlying
                                       Acquired on                  Value                    Unexercised Options at
                                          Exercise                 Realized                     December 28, 1996
                                                                                    -----------------------------------------
                 Name                          (#)                ($)                  Vested                Unvested
                 ----                  ------------------        -----                 ------                --------
Zenon S. Nie                               681,708            1,812,800                   0                1,800,000
Martin R. Passaglia                        137,069              364,496                   0                   64,237
Jonathan C. Daiker                          44,162              117,435                   0                  156,338
Joseph Ulicny                              116,146              308,856                   0                   30,000
Robert K. Barton                           136,833              363,867                   0                   63,667

RETIREMENT PLANS

         The Company has one single employer defined benefit plan and two single employer defined contribution plans (the Simmons ESOP ("ESOP") and a 401(K) plan), and makes contributions to multi-employer pension plans. In the aggregate, these plans cover substantially all permanent employees.

         Qualified Retirement Plans.

         The Company maintains several single employer retirement plans which are intended to be qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). The Company also participates in a number of multi-employer pension plans, from which it has no present intention to withdraw.

         Defined Contribution Plans.

         The Company sponsors two single employer defined contribution pension plans; the Simmons Retirement Savings Plan and the ESOP.

         SIMMONS RETIREMENT SAVINGS PLAN. The Simmons Retirement Savings Plan contains a cash or deferred arrangement under Section 401(K) of the Code. Employees with 12 weeks of employment who have reached age 21 are permitted to participate in the plan, and generally employees covered by collective bargaining agreements are not permitted to participate, unless the agreement expressly provides for participation.

         As a result of forming the ESOP in January 1989, the Company suspended all employer and employee contributions to this defined contribution plan during 1989 and 1990. Effective during the 1991 plan year, eligible participants could again make limited contributions to this defined benefit plan; however, no employer contributions were allowed. The status of plan participants was not affected.

         Presently, there are approximately 547 participants in this plan, and participants have the ability to direct the investment of their account balances. Eligible employees may defer the receipt of a portion of their covered compensation up to 6% of compensation on a pre-tax basis, subject to various limitations. Participants are fully vested in their contributions at all times. The Company did not make any contributions to the plan during plan year 1994 (other than the pre-tax deferrals mentioned above).

         ESOP. The ESOP is a defined contribution pension benefit plan that is designed to qualify as a leveraged employee stock ownership plan within the meaning of Section 4975(e)(7) of the Code. Assets of the ESOP are held in a trust with respect to which NationsBank, N.A. (South) (the "ESOP Trustee") serves as trustee. The ESOP covers otherwise eligible employees of the Company who have completed at least one year of service for the Company, and have reached age 21. As of December 28, 1996, approximately 1,300 employees participated in the ESOP.

         The ESOP provides benefits to each participating employee based on the value of the Company's Series A Preferred Stock allocated to such participant's account over the period of such participant's participation in the plan. In general, benefits become payable to participants only following retirement or other separation from employment.

         Leveraged ESOPs differ from other defined contribution employee pension benefit plans due to their ability to borrow funds from the employer sponsoring the plan or from other parties in order to acquire company stock for allocation to participants' accounts as such indebtedness is repaid. Pending such allocation, as described below, company stock acquired by the ESOP is held by the trustee in a suspense account. In connection with the establishment of the ESOP in 1989, the ESOP borrowed funds from the Company for the purpose of acquiring Company stock. As of December 28, 1996, the ESOP was indebted to the Company in the approximate principal amount of $61.2 million. Prior to March 22, 1996, the date of the Acquistion, the ESOP held 11,671,663 shares of common stock of the Company. On the Acquisition Closing Date, the ESOP sold 6,001,257 shares, representing all shares theretofore allocated to participants' ESOP accounts, to Holdings for approximately $31.2 million in the aggregate, the net proceeds of which were reinvested in diversified investments in the respective accounts of such participants in the ESOP. Pursuant to the Merger, the remaining 5,670,406 shares, representing all unallocated shares held in the suspense account, were converted into Series A Preferred Stock. If converted into common stock of the Company or capital stock of Holdings, the Series A Preferred Stock would represent direct or indirect ownership of 15.1% of the common stock of the Company, after giving effect to such conversion (exclusive of stock options granted under the Company's management stock incentive plan).

         The Company will make annual cash contributions to the ESOP in an amount up to 25% of eligible participant compensation, subject to certain limitations and conditions. The ESOP will then use all such cash to repay the internal ESOP Loan to the Company. As a result, there is no cash cost to the Company associated with the contribution to the ESOP. As the internal ESOP Loan is repaid, a portion of the Series A Preferred Stock will be allocated to participant accounts and non-cash ESOP expense equal to the fair value of the allocated shares is charged to non-cash ESOP expense. At such time as the internal ESOP Loan is repaid in full (expected to be in approximately five years), all shares of Series A Preferred Stock held by the ESOP will have been allocated to plan participants.

         With certain limited exceptions (such as an exception required by law permitting certain retirement age individuals with at least 10 years of plan participation to liquidate, over a six-year period, shares allocated to their accounts) shares allocated to a participant's account under the ESOP cannot be sold or otherwise transferred by the participant. The ESOP provides for distributions to be made to participants following termination of employment. With respect to participants whose termination of employment occurs after becoming eligible for retirement (age 65), early retirement (age 55 with at least 10 years of service), on account of permanent disability or death, distribution generally is made during the plan year following the plan year in which such termination occurs. In all other cases, distribution generally is made or commences to be made after the expiration of a five plan year period following the plan year in which termination occurs. Distributions are made in cash, based on the fair market value (as determined pursuant to an annual appraisal) of the shares allocated to the participant's account. Such shares are deemed to have a value of not less than the redemption price for such shares. A participant entitled to a distribution is entitled under law to have Company shares allocated to his or her account distributed in kind. A participant electing to have a distribution of shares has a limited right to require the Company to purchase such shares at fair market value over an approximately two year period, with such value to be not less than the redemption price, in the case of shares of Series A Preferred Stock.

         Defined Benefit Plan. The Company also sponsors a single employer defined benefit pension plan for eligible employees called the Retirement Plan for Simmons U.S.A. Employees. This plan currently benefits only employees covered by certain collective bargaining agreements, and has approximately 122 participants. The monthly benefit for such participants upon normal retirement is generally determined as the sum of (i) 0.75% of monthly earnings as of January 1, 1963 multiplied by specified credited service as of May 1, 1963, (ii) 1.0% of the first $400 of monthly earnings plus 1.75% of monthly earnings in excess of $400 for the time period from May 1, 1963 through April 30, 1967 and
(iii) 1.25% of the first $550 of monthly earnings plus 1.75% of monthly earnings in excess of $550 for each year and completed month of credited service, beginning May 1, 1967. There is a reduction for benefits accrued under the Retirement Plan for Simmons Employees, a predecessor plan that was terminated in 1987. A somewhat different formula applies to certain employees who are represented by IAM Local 315 in New Jersey and UFWA Local 262 in California. This plan is fully funded and accruals have been frozen. None of the named executive officers benefits under the plan.

         Multiemployer Plans. Certain union employees participate in multi-employer pension plans sponsored by their respective unions. Amounts charged to pension cost, representing the Company's required contributions to these plans for the periods ended March 21, 1996 and December 28, 1996 combined, years ended December 30, 1995 and December 25, 1994, were $1,495,000, $1,366,000 and $1,403,000, respectively.

         Nonqualified Plans.
         Simmons Company Nonqualified Employee Stock Ownership Plan. In 1989, the Company instituted this nonqualified plan to provide benefits to eligible employees similar to those benefits provided under the ESOP, described above. This plan covers certain employees who are not eligible to participate in the ESOP because of restrictions imposed by the ESOP on employees who elected favorable income tax treatment under Code Section 1402 with respect to the sale of employer securities to the ESOP. Benefits are to be paid in cash and are computed based on the value of shares the participants would have received had they participated in the ESOP. Participants are entitled to receive accrued benefits upon termination of employment with the Company, retirement, death or permanent disability. The nonqualified plan provides for bookkeeping entries to be provided on account of each Member, to be credited with the shares of stock which would have been allocated to the Member's accounts under the ESOP but for the fact that the ESOP terms restricted such an allocation. The same vesting schedule and distribution provisions apply as are described in the ESOP. The Company charged approximately $128,000, $405,000 and $582,000 to expense for the periods ended March 21, 1996 and December 28, 1996 combined, years ended December 30, 1995 and December 25, 1994, respectively. The accrued benefits under the nonqualified plan were $156,000, $1,132,000 and $786,000 at December 28, 1996, December 30, 1995 and December 31, 1994, respectively, and are included in other long term liabilities in the accompanying balance sheets. Vested interests of current participants in the plan were distributed upon consummation of the Acquisition, resulting in payments to Messrs. Barton and Passaglia of $118,347 and $133,344, respectively.

         Retiree Health Coverage.

         The Company provides certain health care and life insurance benefits to eligible retired employees. Eligibility is defined as retirement from active employment, having reached age 55 with 15 years of service, and previous coverage as a salaried or non-union employee. Additionally, dependents are eligible to receive benefits, provided the dependent was covered prior to retirement. The medical plan pays a stated percentage of most medical expenses reduced for any deductible and payments made by government programs and other group coverage. Additionally, there is a $20,000 lifetime maximum benefit for participants age 65 and over. The Company also provides life insurance to all retirees who retired before 1979. These plans are unfunded.

EMPLOYMENT ARRANGEMENTS

         Zenon Nie, Chairman of the Board of Directors and Chief Executive Officer, and the Company have entered into a three-year employment agreement (which renews automatically on a daily basis, subject to termination upon three years' notice). Pursuant to that agreement, Mr. Nie is entitled to receive (i) a base salary, currently $500,000 per year, subject to further increases approved by the Company's Board of Directors, (ii) an annual cash bonus based upon achieving specified levels of operating income (the "Annual Incentive Plan") and
(iii) specified fringe benefits, including reimbursement of country club dues and provision of an automobile.

         Martin R. Passaglia, Senior Executive Vice President, and Jonathan C. Daiker, Executive Vice President-Finance and Administration and Chief Financial Officer, have entered into employment agreements with the Company, expiring on January 1, 1997 and March 22, 1998, respectively. Mr. Passaglia's employment agreement renews automatically for successive one-year terms, subject to termination upon notice. Pursuant to these agreements, Messrs. Passaglia and Daiker are entitled to receive a base salary, currently $267,500 and $213,000 per year, respectively (subject to further increases approved by the Company's Board of Directors), and to participate in all Company incentive and fringe benefit programs, including the Annual Incentive Plan.

         Certain additional executive officers, including named executive officers Robert K. Barton, Jonathan C. Daiker and Martin R. Passaglia have entered into employment agreements pursuant to which such executive officers will be entitled to continue to receive base salary for up to twelve months plus pro rata payments under the Annual Incentive Plan in the event that their employment is terminated other than for cause, death or disability, following a Change of Control, as defined therein. In the case of Messrs. Daiker and Passaglia, the agreements specify that payments due upon a termination following a Change in Control will be the greater of amounts owing pursuant to either these agreements or the agreements referenced in the preceding paragraph. All executive officers are eligible to participate in the Annual Incentive Plan, payments under which are based upon the Company's achievement of targeted levels of operating income, as defined in the plan.

MANAGEMENT STOCK INCENTIVE PLAN

         Upon the consummation of the Acquisition, Holdings adopted a Management Stock Incentive Plan (the "Plan"), in order to provide incentives to employees and directors of Holdings and the Company by granting them awards tied to the Class C Stock of Holdings. The Plan is administered by a committee of the Board of Directors of Holdings (the "Compensation Committee"), which has broad authority in administering and interpreting the Plan. Awards to employees are not restricted to any specified form or structure and may include, without limitation, restricted stock, stock options, deferred stock or stock appreciation rights (collectively, "Awards"). Options granted under the Plan may be options intended to qualify as incentive stock options under Section 422 of the Code or options not intended to so qualify. An Award granted under the Plan to an employee may include a provision terminating the Award upon termination of employment under certain circumstances or accelerating the receipt of benefits upon the occurrence of specified events, including, at the discretion of the Compensation Committee, any change of control of the Company.

         Holdings has granted options to purchase up to 2,440,750 shares of its Class C Stock to certain members of the Company's senior management and has granted additional options to purchase an aggregate of up to approximately 470,811 shares of its Class C Stock to other officers and employees of the Company. The exercise price of each option granted in connection with the Acquisition is $2.66 per share, which is the same price per share paid by existing holders of Class C Stock of Holdings to acquire such Class C Stock. In addition, Holdings has granted options to purchase up to an additional 211,744 shares of its Class C Stock to certain members of the Company's senior management at an exercise price of $3.57 per share, which are exercisable if an option that has been granted to an affiliate of Investcorp (the "Investcorp Option") is exercised. Holdings has granted options to acquire up to an additional 35,418 shares of its Class C Stock to officers and employees of the Company, at an exercise price of $3.57 per share, which are also exercisable if the Investcorp Option is exercised. Except as noted in the preceding sentence, the exercise price of each option granted in the future will be equal to the fair market value of the Company's common stock at the time of the grant. Each option will be subject to certain vesting provisions. To the extent not earlier vested or terminated, all options will vest on the tenth anniversary of the date of grant and will expire 30 days thereafter if not exercised. In addition, certain holders of Class C Stock of Holdings have indicated an intent to offer certain members of the Company's management an opportunity to purchase shares of Class C Stock of Holdings at the same price paid by such holders.

               BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION

OVERVIEW

         The Board of Directors is responsible for the general compensation policies of the Company, and in particular is responsible for setting and administering the policies that govern executive compensation. The Board evaluates the performance of management and determines the compensation levels for the Chief Executive Officer (the "CEO"). The CEO determines compensation levels for all other executive officers subject to the informal approval of the non-employee members of the Board.

         The objective of the Board is to establish policies and programs to attract and retain key executives, and to reward performance by these executives which benefit the stockholders. The primary elements of executive compensation are base salary, annual cash bonus, and stock option awards. The salary is based on factors such as the individual executive officer's level of responsibility, and comparison to similar positions in the Company and in comparable companies. The annual cash bonuses are based on the Company's performance measured against attainment of financial and other objectives established annually by the Board, and on individual performance. Stock option awards are intended to align the executive officer's interests with those of the stockholders in promoting the long-term growth of the Company, and are determined based on the executive officer's level of responsibility, number of options previously granted, and contributions toward achieving the objectives of the Company. Further information on each of these compensation elements follows.

SALARIES

         Base salaries are adjusted annually, following a review by the "CEO". In the course of the review, performance of the individual with respect to specific objectives is evaluated, as are any increases in responsibility, and salaries for similar positions. The specific objectives for each executive officer are set by the individual's manager or the CEO, and will vary for each executive position and for each year. Since this is a base salary review, performance of the Company does not weigh heavily in the result. When all reviews are completed, the CEO makes a recommendation to the non-employee members of the Board for their review and final approval.

         With respect to the CEO, the Board reviews and fixes his base salary primarily on the Board's assessment of his performance and its expectations as to his future contributions. Competitive compensation data is also a major factor in establishing the CEO's salary, but no precise formula is applied in considering this data. The Board's review takes place annually.

ANNUAL CASH BONUSES

         For fiscal year 1996, annual cash bonuses were governed by the Company's Management Incentive Plan which is heavily dependent on the financial performance of the Company, and less so on individual performance. The Board of Directors of the Company reviewed the business plan developed by management and then approved the objectives for the year, capital expenditure plans and other factors, and set a target amount of earnings. The Board then incorporated this target into the Management Incentive Plan as a threshold below which no bonus would be paid. With respect to the CEO's bonus, the Board reviewed this separately, with the amount allocated by salary ratio as a base. Performance factors were then considered, such as attainment of objectives in product development, market share, representation of the Company at investor meetings, development of management personnel, and other considerations, including in particular for 1996, the successful completion of the Investcorp transaction.

STOCK OPTION AWARDS

         Stock options are an integral part of each executives officer's compensation and are intended to provide an incentive to continue as employees of the Company over a long term, and to align the interests of the executive with those of the stockholders by providing a stake in the Company. The Company originally granted stock options in connection with the Acquisition. In making grants the Board takes into account the total number of shares available for grant, prior grants outstanding, and estimated requirements for future grants. Individual awards take into account the executive officer's contributions to the Company, scope of responsibilities, strategies and operational goals, salary and number of unvested options.

         In determining an option grant for the CEO, the Board weighs all of the above factors, but also recognizes the CEO's critical role in developing strategies for the long-term benefit of the Company. Stock options are an important element in attracting and retaining capable executives at all levels, and this is particularly so in the case of the CEO.

         The Board continually reviews the Company's compensation programs to ensure the overall package is competitive, balanced, and that proper incentives and rewards are provided. The Board has not formulated a policy on qualifying executive officer compensation under new Section 162 (m) of the Code (adopted under the Omnibus Budget and Reconciliation Act of 1993).

Board of Directors

Zenon S. Nie
Jonathan C. Daiker
Martin R. Passaglia
Jon P. Hedley
Christopher J. O'Brien
Charles J. Philippin
Savio W. Tung

INDEMNIFICATION OF DIRECTORS AND OFFICERS

         Section 145 of the Delaware General Corporation Law (the "DGCL") authorizes a corporation to indemnify and advance reasonable expenses to any person who was a party, is a party, or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

         The Company's Amended and Restated Articles of Incorporation and Bylaws each include indemnification provisions that mirror the language of the statute. In addition, the Company's Bylaws provide that, subject to any limitation in the Company's Articles of Incorporation, the Company may indemnify a director or officer to the fullest extent permitted by law, including, without limitation, DGCL Sec.145. Consequently, a director or officer of the Company or a person serving at the request of the Company in the above-named capacities will be fully indemnified against such judgments, penalties, fines, settlements and reasonable expenses actually incurred, except if: (1) the person did not conduct himself in good faith and did not reasonably believe his conduct was in the corporation's best interests; or (2) in the case of any criminal action or proceeding, the person had reasonable cause to believe his conduct was unlawful. No indemnification may be made in respect of any claim, issue or matter as to which such person is adjudged to be liable to the corporation unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought determines upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.

         The Company's Amended and Restated Articles of Incorporation also contain a provision eliminating liability to the Company or its shareholders for monetary damages from breach of fiduciary duty as a director. The inclusion of these indemnification provisions in the Company's Amended and Restated Articles of Organization and Bylaws is intended to enable the Company to attract qualified persons to serve as directors and officers who might otherwise be reluctant to do so.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company has two classes of issued and outstanding stock (common stock and Series A Preferred Stock), both of which possess voting rights. At December 28, 1996, there were 31,964,452 shares of the Company's common stock issued and outstanding, representing 84.9% of the outstanding voting securities of the Company, and 5,670,406 shares of Series A Preferred Stock issued and outstanding, representing 15.1% of the outstanding voting securities of the Company. All of the Company's common stock is owned by Holdings and all of the Series A Preferred Stock is owned by the Simmons ESOP. The address of the Simmons ESOP is c /o NationsBank, N.A. (South), as Trustee, 600 Peachtree Street, NE, Atlanta, Georgia 30308.

         Of the three classes of issued and outstanding stock of Holdings (Class A, Class C and Class D stock), only shares of Class D stock currently possess voting rights. At December 28, 1996, there were 200,000 shares of Holdings' Class D stock issued and outstanding. Certain of the investors in the equity of Holdings intend to offer certain members of the Company's management an opportunity to purchase shares of Class C stock of Holdings, which stock has no voting rights except in certain limited circumstances. The following table sets forth the beneficial ownership of each class of issued and outstanding voting securities of Holdings which currently possess voting rights, as of the date hereof, by each director of the Company, each of the executive officers of the Company as a group and each person who beneficially owns more than 5% of the outstanding shares of any class of voting securities of Holdings.

Class D Voting Stock:

                                                    Number of        Percent of
         Name                                       Shares (a)       Class (a)
         ----                                       ----------       ---------
INVESTCORP S.A. (b)(c)                                 200,000          100.0%
     37 rue Notre-Dame,
     Luxembourg
SIPCO Limited (d)                                      200,000          100.0%
     P.O. Box 1111
     West Wind Building
     George Town, Grand Cayman
     Cayman Islands
CIP Limited (e)(f)                                     184,000           92.0%
     P.O. Box 2197
     West Wind Building
     George Town, Grand Cayman
     Cayman Islands
Ballet Limited (e)(f)                                   18,400            9.2%
     P.O. Box 2197
     West Wind Building
     George Town, Grand Cayman
     Cayman Islands
Denary Limited (e)(f)                                   18,400            9.2%
     P.O. Box 2197
     West Wind Building
     George Town, Grand Cayman
     Cayman Islands
Gleam Limited (e)(f)                                    18,400            9.2%
     P.O. Box 2197
     West Wind Building
     George Town, Grand Cayman
     Cayman Islands
Highlands Limited (e)(f)                                18,400            9.2%
     P.O. Box 2197
     West Wind Building
     George Town, Grand Cayman
     Cayman Islands
Noble Limited (e)(f)                                    18,400            9.2%
     P.O. Box 2197
     West Wind Building
     George Town, Grand Cayman
     Cayman Islands





                                                  Number of        Percent of
         Name                                     Shares (a)       Class (a)
         ----                                     ----------       ---------
Outrigger Limited (e)(f)                              18,400            9.2%
     P.O. Box 2197
     West Wind Building
     George Town, Grand Cayman
     Cayman Islands
Quill Limited (e)(f)                                  18,400            9.2%
     P.O. Box 2197
     West Wind Building
     George Town, Grand Cayman
     Cayman Islands
Radial Limited (e)(f)                                 18,400            9.2%
     P.O. Box 2197
     West Wind Building
     George Town, Grand Cayman
     Cayman Islands
Shoreline Limited (e)(f)                              18,400            9.2%
     P.O. Box 2197
     West Wind Building
     George Town, Grand Cayman
     Cayman Islands
Zinnia Limited (e)(f)                                 18,400            9.2%
     P.O. Box 2197
     West Wind Building
     George Town, Grand Cayman
     Cayman Islands
INVESTCORP Investment Equity Limited(c)               16,000            8.0%
     P.O. Box 1111
     West Wind Building
     George Town, Grand Cayman
     Cayman Islands

(a) As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of a security, or the sole or shared power to dispose, or direct the disposition of, a security.

(b) Investcorp does not directly own any stock in Holdings. The number of shares shown as owned by Investcorp includes all of the shares owned by INVESTCORP Investment Equity Limited (see (c) below). Investcorp owns no stock in Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, or in the beneficial owners of these entities (see (f) below). Investcorp may be deemed to share beneficial ownership of the shares of voting stock held by these entities because the entities have entered into revocable management services or similar agreements with an affiliate of Investcorp, pursuant to which each of such entities has granted such affiliate the authority to direct the voting and disposition of the Holdings voting stock owned by such entity for so long as such agreement is in effect. Investcorp is a Luxembourg corporation.

(c) INVESTCORP Investment Equity Limited is a Cayman Islands corporation, and a wholly-owned subsidiary of Investcorp.

(d) SIPCO Limited may be deemed to control Investcorp through its ownership of a majority of a company's stock that indirectly owns a majority of Investcorp's shares.

(e) CIP Limited ("CIP") owns no stock in Holdings. CIP indirectly owns less than 0.1% of the stock in each of Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited (see (f) below). CIP may be deemed to share beneficial ownership of the shares of voting stock of Holdings held by such entities because CIP acts as a director of such entities and the ultimate beneficial shareholders of each of those entities have granted to CIP revocable proxies in companies that own those entities' stock. None of the ultimate beneficial owners of such entities beneficially owns individually more than 5% of Holdings' voting stock.

(f) CIP Limited, Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited each is a Cayman Islands corporation.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Holdings was formed to consummate the Acquisition on behalf of affiliates of Investcorp, management and certain other investors. Financing for the Acquisition was provided by (i) $85.0 million of capital provided by affiliates of Investcorp, management and other investors, and (ii) borrowings in an aggregate principal amount equal to $180.4 million, consisting of $80.4 million under the Senior Credit Facility and all the proceeds of the $100.0 million Subordinated Loan Facility. Invifin S.A., an affiliate of Investcorp ("Invifin"), provided $25.0 million of the $100.0 million Subordinated Loan Facility. In connection with the Acquisition, the Company paid Investcorp International Inc. ("International") advisory fees of $5.7 million. The Company also paid $3.5 million to International for arranging the Senior Credit Facility and $687,500 to Invifin in commitment fees in connection with the Subordinated Loan Facility.

         In connection with the Acquisition, the Company entered into an agreement for management advisory and consulting services (the "Management Agreement") with International pursuant to which the Company agreed to pay International $1.0 million per annum for a five-year term. At the closing of the Acquisition, the Company paid International $3.0 million for the first three years of the term of the Management Agreement in accordance with its terms.

         In connection with the Acquisition, the Company entered into an agreement with Holdings pursuant to which the Company agreed to reimburse Holdings for certain expenses incident to Holdings' ownership of the Company's capital stock for as long as Holdings and the Company file consolidated federal income tax returns. Such expenses include franchise taxes and other fees required to maintain Holdings' corporate existence; operating costs incurred by Holdings attributable to its ownership of the Company's capital stock not to exceed $250,000 per fiscal year; federal, state and local taxes paid by Holdings and attributable to income of the company and its subsidiaries other than taxes arising from the sale or exchange by Holdings of the Company's common stock; the purchase price of capital stock or options to purchase capital stock of Holdings owned by former employees of the Company or its subsidiaries not to exceed the amount permitted under the Senior Credit Facility and the Indenture relating to the notes; and registration expenses incurred by Holdings incident to a registration of any capital stock of Holdings under the Securities Act.

         In connection with the Acquisition, Holdings purchased options to acquire common stock of the Company from certain members of management of the Company for an aggregate purchase price of approximately $6.9 million, of which approximately $4.3 million was used by certain members of management to purchase stock of Holdings. In addition, the Company entered into agreements with certain members of management of the Company, pursuant to which the Company agreed to pay an aggregate of $3,735,000 of additional compensation in connection with their investment in Holdings. Of this amount, $2,360,000 was paid at the Acquisition Closing Date and the balance was be paid in late 1996. Of this amount, $1,575,609, $316,803, $102,070, $264,444 and $316,257 has been received by Messrs. Nie, Passaglia, Daiker, Ulicny and Barton, respectively.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Simmons Company and its subsidiaries are included in Part II, Item 8:

                  Reports of Independent Accountants

                  Consolidated Balance Sheets at December 28, 1996 and December 30, 1995

                  Consolidated Statements of Operations for the period from March 22, 1996 through December 28, 1996 (Successor Period), period from December 31, 1995 through March 21, 1996, year ended December 30, 1995 and year ended December 31, 1994 (Predecessor Periods)

                  Consolidated Statements of Common Stockholders' Equity for the period from March 22, 1996 through December 28, 1996 (Successor Period), period from December 31, 1995 through March 21, 1996, year ended December 30, 1995 and year ended December 31, 1994 (Predecessor Periods).

                  Consolidated Statements of Cash Flows for the period from March 22, 1996 through December 28, 1996 (Successor Period), period from December 31, 1995 through March 21, 1996, year ended December 30, 1995 and year ended December 31, 1994 (Predecessor Periods).

                  Notes to consolidated financial statements

(a)(2)   Financial Statement Schedule

                  Schedule II - Valuation Account

(a)(3) The exhibits to this report are listed in section (c) of Item 14 below.

(b) The Company filed no reports on Form 8-K during the fourth quarter of its fiscal year ended December 28, 1996.

(c)      Exhibits:

 Exhibit

Number                              Exhibit Description
------                              -------------------

The following exhibits are incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-4841), declared effective on August 1, 1996.

     2 Agreement of Merger between Simmons Acquisition Corp. and the Company, dated March 22, 1996

     3(i)         Amended and Restated Certificate of Incorporation of the
                  Company

     3(ii)        By-laws of the Company

     4.1 Indenture between the Company and SunTrust Bank, as Trustee, dated as of April 18, 1996.

     10.1 Stock Purchase Agreement among certain management stockholders, Merrill Lynch Capital Appreciation Partnership No. B-XI, L.P., MLCP Associates L.P. No. II, ML IBK Position Inc., Offshore LBO Partnership No. B-XI, Merrill Lynch KECALP L.P. 1987, Merrill Lynch KECALP L.P. 1989, Merchant Banking L.P. No. IV and the Company, Simmons Holdings, Inc., Simmons Acquisition Corp. and NationsBank N.A. (South), solely as Trustee for the Simmons Employee Stock

                  Ownership Trust, dated March 22, 1996.

     10.2 Consolidated ESOP Loan Agreement between the Company and the Employee Stock Ownership Trust dated March 22, 1996.

     10.3 Consolidated Pledge Agreement between the Company and the Employee Stock Ownership Trust dated March 22, 1996. 10.4 Amended Agreement of Trust between the Company and NationsBank N.A.(South) dated as of March 22, 1996.

     10.5         Second Amendment to the ESOP dated March 22, 1996.

     10.6 1996 Stockholders' Agreement among the Company, the Simmons Company Employee Stock Ownership Trust and Simmons Holdings, Inc. dated as of March 22, 1996.


     10.7 Purchase Agreement between the Company and Chase Securities Inc. dated as of April 15, 1996.

     10.8 Credit Agreement among the Company, Chemical Bank, as Administrative Agent, and lenders party thereto, dated as of March 22, 1996.

     10.9 Security Agreement made by the Company in favor of Chemical Bank, as Administrative Agent, dated March 22, 1996.

     10.10 Services and Expenses Agreement between the Company and Holdings, dated as of March 22, 1996.

     10.11 Parent Option Agreement between the Company and Holdings, dated as of March 22, 1996.

     10.12 Agreement for Management Advisory and Consulting Services between Investcorp International, Inc. and the Company, dated as of March 22, 1996.

     10.13* The Management Stock Incentive Plan of Simmons Holdings, Inc. established as of March 22, 1996.

     10.14*       Form of Stock Purchase Agreement

     10.15*       Form of Stock Option Agreement

     10.16*       Form of Bonus Stock Purchase Agreement

     10.17        Form of Anti-Dilution Stock Option Agreement

     10.18*       Form of Bonus Agreement

     10.19*       Form of Stock Acquisition Agreement

     10.20 Labor Agreement between the Company and the Miscellaneous Warehousemen, Drivers and Helpers Union, Local No. 986 affiliated with the International Brotherhood of Teamsters covering warehouse employees, truck drivers and shipping and receiving clerks for the period August 1, 1995 to August 1, 1998.

     10.21 Labor Agreement between the Company and the United Furniture Workers of America, Local #262, A.F.L.-C.I.O. covering production and maintenance employees working at the San Leandro, California plant for the period August 1, 1995 to August 1, 1998.

     10.22 Labor Agreement between the Company and ILWU Local 142 covering all full-time production and maintenance employees for the period from January 15, 1996 to January 14, 1999.

     10.23 Labor Agreement between the Company and Buckeye Local Lodge #55 of the International Association of Machinists and Aerospace Workers, Columbus, Ohio covering maintenance technicians for the period from December 31, 1995 to December 31, 1997.

     10.24 Labor Agreement between the Company and The International Association of Machinists and Aerospace Workers, Local no. 315 of District No. 15, A.F.L.-C.I.O. covering all mechanics at the Piscataway, New Jersey plant of the Company for the period from December 10, 1995 to December 10, 1998.

     10.25 Master Multi-Plan Working Agreement between the Company and The United Steel Workers of America, A.F.L., C.I.O., C.L.C. (Upholstery Industries Division) through its Locals 63, 424, 422, 420, 425, 173 and 515 covering various employees in the Atlanta, Georgia; Columbus, Ohio; Dallas, Texas; Piscataway, New Jersey; Jacksonville, Florida; Kansas City, Missouri; and Los Angeles, California plants of the Company for the period from October 15, 1994 to October 15, 1997.

     10.26 Loan Finance and Advisory Services Agreement dated as of March 22, 1996 between Investcorp International Inc. and the Company.

     10.27 Mergers and Acquisitions Advisory Agreement dated as of March 22, 1996 between Investcorp International Inc. and the Company.

     10.28 Lease between the Company, as tenant, and Leadership Group, Inc. as landlord, dated November 4, 1987, for premises in Grove City, Ohio (i) Amendment dated April 1, 1988.

     10.29 Lease between the Company, as tenant, and Security Capital Industrial Trust, as landlord, dated December 16, 1988, for premises in Aurora, Colorado.

     10.30 Lease between the Company, as tenant, and 365 South Randolphville, L.P., as assignee of 287 Industrial park, as landlord, dated September 16, 1988, for premises in Piscataway, New Jersey.

     10.31 Lease between the Company, as tenant, and The Prudential Insurance Company of America, as landlord, dated June 19, 1973, for premises in Jacksonville, Florida.

    10.32 Lease between the Company, as tenant, and Hunter Industrial Venture, as landlord, dated September 22, 1986, for premises in Kansas City, Missouri. (i) Amendment dated July 31, 1989
                  (ii) Amendment dated February 27, 1990 (iii) Second Amendment to Lease dated May 7, 1992

    10.33 Lease between the Company, as tenant, and 20100 S. Alameda Property Co. (assignee of Overton, Moore & Associates), as landlord, dated March 12, 1974 for premises in Compton, California. (i) First Amendment dated October 2, 1974 (ii) Second Amendment dated as of September 17, 1984 (iii) Third Amendment dated as of September 18, 1984 (iv) Fourth Amendment dated as of June 28, 1993

     10.34 Lease between the Company, as tenant, and Glenn Rudel (d/b/a Rudel Development), as landlord, dated June 18, 1987, for premises in Phoenix, Arizona. (i) Addendum dated June 18, 1987
                  (ii) Second Addendum dated March 28, 1989.

    10.35 Lease between the Company, as tenant, and Bluefin Associates, as landlord, dated December 4, 1987, for premises in Agawam, Massachusetts. (i) First Amendment dated October 5, 1993
                                       56

     10.36 Lease between the Company, as tenant, and Concourse I, Ltd., as landlord, dated August 1, 1992, for premises in Atlanta, Georgia.

     10.37 Lease between the Company, as tenant, and John W. Rooker, as landlord, dated October 23, 1991, for premises in Mableton, Georgia.
                 (i) First Amendment dated as of December 10, 1991
                  (ii) Second Amendment dated as of July 14, 1992

     10.38 Lease between the Company, as tenant, and CK-Childress Klein #8 Limited Partnership, as landlord, dated May 5, 1993, for premises in Charlotte, North Carolina.
                  (i) First Amendment dated February 6, 1994

     10.39 Lease between the Company, as tenant, and St. Paul Properties, Inc., as landlord, dated February 5, 1993, for premises in Carrollton, Texas.

     10.40 Lease between the Company, as tenant, and Moon & Hart, as landlord, dated November 30, 1992, for premises in Ewa Beach, Hawaii.

     10.41 Lease between the Company, as tenant, and 1700 Fairway Drive Associates, as landlord, dated
                  September 30, 1992, for premises in San Leandro, California.
                  (i) Amendment to Lease dated July 1, 1993

     10.42 Lease between the Company, as tenant, and Hill-Raaum investment Company, as landlord, dated December 19, 1991, for premises in Bellevue, Washington.

     10.43 Lease between Simmons Caribbean Bedding, Inc., as tenant, and ALFA Casting Corporation, as landlord, dated May 25, 1989, for premises in Toa Baja, Puerto Rico. (i) Modification of Lease Agreement dated April 7, 1994

     10.44 Lease between the Company, as tenant, and St. Paul Properties, Inc., as landlord, dated October 19, 1994 for premises in Gwinnett County, Georgia.

     10.45 Lease between the Company, as tenant, and Liberty Property Limited Partnership (assignee of Simmons Associates, L.P.), as landlord, dated as of October 7, 1994 for premises in Spotsylvania County, Virginia. (i) First Amendment dated as of October 28, 1994

     10.46 Lease between the Company and Eagle Warren Properties, successors to B.F. Saul Real Estate Investment Trust, dated July 15, 1977 for premises in Norcross, Georgia.
                  (i) Amendment dated August 6, 1992

     10.47 Loan Agreement, dated as of November 1, 1982, between the City of Janesville, Wisconsin and the Company, as successor by merger to Simmons Manufacturing Company, Inc., relating to $9,700,000 City of Janesville, Wisconsin Industrial Development Revenue Bond (Simmons Manufacturing Company, Inc. Project) Series 1982.

     10.48 Down Products Trademark License Agreement, dated January 4, 1991 between Simmons, as Licensor, and Louisville Bedding Co., as Licensee.

     10.49 Down Products Trademark License Agreement, dated January 1, 1995 between Simmons, as Licensor, and Louisville Bedding Co., as Licensee.

     10.50 Amended and Restated Trademark License Agreement dated as of April 14, 1986 (as restated November 28, 1990) between Simmons, as Licensor, and Louisville Bedding Co., as Licensee.

     10.51 Trademark License Agreement, dated as of July 13, 1990 between Simmons, as Licensor, and Simmon Upholstered Furniture Inc., as Licensee

     10.52 Patent and Technology License Agreement, dated as of July 13, 1990 between Simmons, as Licensor and Simmons Upholstered Furniture Inc., as Licensee

     10.53 Agreement dated as of October 30, 1986 between Simmons, as Licensor, and Simmons Universal Corporation, as Licensee.

     10.54 Woolmark License Agreement, dated as of October 21, 1988 between the Wool Bureau Incorporated and Simmons.

     10.55 Licensee Agreement, dated as of June 29, 1990 between Simmons I.P. Inc., as Licensor, and Simmons Canada Inc., as Licensee.

     10.56 Industrial Property License Agreement, Area 1-5, dated as of April 9, 1987 between Simmons, and INFO Establishment, as Licensor and Christie-Tyler PLC, as Licensee.

     10.57 Existing Territory License Agreement, dated as of June 30, 1987 between Simmons and SJL Investments Limited.

     10.58 Trademark License Agreement, dated as of May 21, 1990 as between Simmons, as Licensor, and Compania Simmons S.A. de C.V. as Licensee.

     10.59 Master Agreement, dated as of December 7, 1993 between Simmons and N.V. B Linea.

     10.60 Assignment, dated as of December 7, 1993 between Simmons and N.V. B Linea.

     10.61 Security Agreement, dated as of December 7, 1993 between Simmons and N.V. B Linea.

     10.62        Software License Agreement, undated, between Simmons and J.D.
                  Edwards & Company.

     10.63* Employment Agreement dated November 5, 1993 between the Company and Zenon S. Nie as amended October 5, 1995.

The following exhibits are included in this Form 10-K:

     10.64* Employment Agreement dated January 1, 1995 between the Company and Martin R. Passaglia.

     10.65* Employment Agreement dated April 1, 1995 between the Company and Jonathan C. Daiker.

     21           Subsidiaries of the Company

     27           Financial Data Schedule
----------------------

* Identifies each exhibit that is a "management contract or compensatory plan or arrangement" required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

                                  SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934, SIMMONS COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                               SIMMONS COMPANY

         SIGNATURE                                                              TITLE
         ---------                                                              -----

By             /s/Zenon S. Nie                             Chairman of the Board of Directors, Chief Executive
         --------------------------------------------         Officer and Director
                  Zenon S. Nie                                (Principal Executive Officer)


Dated:   March 28, 1997

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,
THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE
SIMMONS COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.
        /s/  Zenon S. Nie                            Chairman of the Board of Directors, Chief            March 28, 1997
---------------------------------------------        Executive Officer and Director
         Zenon S. Nie                                (Principal Executive Officer)

        /s/  Jonathan C. Daiker                      Executive Vice President - Finance and               March 28, 1997
---------------------------------------------        Administration, Chief Financial Officer
         Jonathan C. Daiker                          (Principal Financial and Accounting Officer)

        /s/  Martin R. Passaglia                     Senior Executive Vice President and Director         March 28, 1997
--------------------------------------------
         Martin R. Passaglia

        /s/  Jon P. Hedley                           Director                                             March 28, 1997
--------------------------------------------
         Jon P. Hedley

        /s/  Christopher J. O'Brien                  Director                                             March 28, 1997
--------------------------------------------
         Christopher J. O'Brien

        /s/  Charles J. Philippin                    Director                                             March 28, 1997
--------------------------------------------
         Charles J. Philippin

       /s/   Savio W. Tung                           Director                                             March 28, 1997
--------------------------------------------
         Savio W. Tung

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   SCHEDULE

            PERIOD FROM MARCH 22, 1996 THROUGH DECEMBER 28, 1996,
          PERIOD FROM DECEMBER 31, 1995 THROUGH MARCH 21, 1996, YEAR
                           ENDED DECEMBER 30, 1995,
                         YEAR ENDED DECEMBER 31, 1994

                 FORMING A PART OF ANNUAL REPORT PURSUANT TO
                   THE SECURITIES AND EXCHANGE ACT OF 1934

                                  FORM 10-K

                                      OF

                               SIMMONS COMPANY


                                                           SIMMONS COMPANY

                                                   SCHEDULE II - VALUATION ACCOUNT

                     Col. A                                     Col. B           Col. C             Col. D            Col. E
-------------------------------------------------------------------------------------------------------------------------------
                                                               Balance at                                            Balance at
                                                               Beginning                                               End of
                  Description                                  of Period        Additions        Deductions            Period
                  -----------                                  ---------        ---------        ----------            ------
                                                                                       (in thousands)

SUCCESSOR
Period from March 22, 1996 through
     December 28, 1996
         Allowance for doubtful accounts receivable                $5,063          $1,273               $692            $5,644

PREDECESSOR

Period from December 31, 1995 through
         March 21, 1996
         Allowance for doubtful accounts receivable                $4,600            $566               $103            $5,063

Fiscal Year Ended December 30, 1995
         Allowance for doubtful accounts receivable                $2,267          $3,509             $1,176            $4,600
