Form 10-Q
period 1997-03-29
SIMMONS CO /GA/
filed 1997-05-13
CIK 1014022

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-Q

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 29, 1997
                                       --------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from____________ to _______________


        Commission file number 333-04841
                               ---------

                               SIMMONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                    06-1007444
--------------------------------------      ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


One Concourse Parkway, Suite 600, Atlanta, Georgia              30328
----------------------------------------------------    -----------------------
      (Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code (770) 512-7700
                                                           --------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

         The number of shares of the registrant's common stock outstanding as of May 13, 1997 was 31,964,452.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements



                        Simmons Company and Subsidiaries
                Condensed Consolidated Statements of Operations
                                 (in thousands)
                                  (Unaudited)

                                               Successor          Predecessor
                                         ----------------------   ------------
                                                    Period from   Period from
                                                     March 22,    December 31,
                                          Quarter      1996           1995
                                           ended      through         through
                                          March 29,   March 30,      March 21,
                                             1997       1996           1996
                                         ---------    ---------    -----------
Net sales                                $ 133,416    $  12,886    $ 106,431

Costs and expenses:
   Cost of products sold                    80,775        9,042       66,630
   Selling, general and administrative      47,555        4,626       35,846
   ESOP expense                              1,251          109        1,203
   Amortization of intangible assets         1,958          118        1,324
                                         ---------    ---------    ---------
                                           131,539       13,895      105,003
                                         ---------    ---------    ---------
          Income from operations             1,877       (1,009)       1,428

Interest expense, net                        4,803          461        1,489
Other deductions, net                          379        4,309           96
                                         ---------    ---------    ---------
Loss before income taxes                    (3,305)      (5,779)        (157)

Provision for income taxes (benefit)        (1,603)      (2,311)         282
                                         ---------    ---------    ---------

Net loss                                 $  (1,702)   $  (3.468)   $    (439)
                                         =========    =========    =========






   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                 (in thousands)


                                                        Unaudited
                                                         March 29,  December 28,
                                                            1997         1996
                                                        ----------  ------------
ASSETS
Current assets:
        Cash and cash equivalents                        $  9,386      $ 4,573
        Accounts receivable, less allowance for
         doubtful accounts of $6,357 and $5,644            66,154       66,634
        Inventories                                        19,570       18,833
        Other current assets                               18,912       17,748
                                                         --------      -------
          Total current assets                            114,022      107,788

Property, plant and equipment, net                         39,405       38,079
Patents, net of accumulated amortization of
   $2,773 and $2,071                                       14,259       14,961
Goodwill, net of accumulated amortization of
   $4,833 and $3,577                                      188,474      187,070
Other assets                                               20,770       19,951
                                                         --------      -------
                                                         $376,930     $367,849
                                                         ========     ========







  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                 (in thousands)


                                                           Unaudited
                                                            March 29,     December 28,
                                                              1997            1996
                                                            ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $  23,342      $  24,800
  Accrued advertising and incentives                           23,208         17,124
  Accrued interest expense                                      5,596          2,734
  Other accrued expenses                                       19,571         16,143
  Current maturities of long-term obligations                   2,701          2,701
                                                            ---------      ---------
      Total current liabilities                                74,418         63,502

Noncurrent liabilities:
  Long-term obligations                                       190,093        194,114
  Other noncurrent liabilities                                 21,592         18,942
                                                            ---------      ---------
      Total liabilities                                       286,103        276,558
                                                            ---------      ---------
Series A Preferred Stock--ESOP, net of related
  unearned compensation of $22,101 and $23,352                  6,251          5,000

Common stockholders' equity:
  Common stock, $.01 par value; 50,000 shares
    authorized, 31,964 shares issued                              320            320
  Additional paid-in capital                                   84,680         84,680
  Retained earnings (accumulated deficit)                        (390)         1,312
  Foreign currency translation adjustment                         (34)           (21)
                                                            ---------      ---------
      Total common stockholders' equity                        84,576         86,291
                                                            ---------      ---------
                                                            $ 376,930      $ 367,849
                                                            =========      =========







         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)



                                                               Successor          Predecessor
                                                        ------------------------  -----------
                                                                     Period from  Period from
                                                                       March 22,  December 31,
                                                         Quarter         1996        1995
                                                          ended         through     through
                                                         March 29,     March 30,    March 21,
                                                           1997           1996        1996
                                                         --------      --------      -------

Net cash provided by (used in) operating activities      $ 11,336      $ (10,187)     $ 2,339
                                                         --------      ---------      -------

Cash flows from investing activities:
        Purchases of property, plant and equipment         (2,489)            --       (1,567)
        Payment to the seller for the acquisition              --       (151,625)          --
        Payments to option holders                             --         (6,950)          --
        Payments of acquisition costs                          --        (16,040)          --
                                                         --------      ---------      -------
          Net cash (used in) investing activities          (2,489)      (174,615)      (1,567)
                                                         --------      ---------      -------

Cash flows from financing activities;
        Proceeds from Predecessor revolving line of
          credit and long-term borrowings                      --             --        3,334
        Predecessor principal payments on revolving
          line of credit, long-term debt and capital
          lease obligations                                    --             --       (3,490)
        Payments of Predecessor debt                           --        (55,495)          --
        Proceeds of Successor debt                          5,000        160,000           --
        Payments of Successor debt                         (9,021)            --           --
        Payments of financing costs                            --         (5,742)          --
        Proceeds from issuance of Successor common
          stock                                                --         85,000           --
        Treasury stock purchases                               --             --         (660)
                                                         --------      ---------      -------
          Net cash provided by (used in) financing
             activities                                    (4,021)       183,763         (816)
                                                         --------      ---------      -------

Net effect of exchange rate changes on cash                   (13)            --            9
                                                         --------      ---------      -------

Change in cash and cash equivalents                         4,813         (1,039)         (35)

Cash and cash equivalents, beginning of period              4,573          9.150        9,185
                                                         --------      ---------      -------

Cash and cash equivalents, end of period                 $  9,386      $   8,111      $ 9,150
                                                         ========      =========      =======

Supplemental cash flow information:
        Depreciation                                     $  1,163      $      96      $   874
                                                         ========      =========      =======

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

        The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at March 29, 1997, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and accompanying notes included in the Company's annual report on Form 10-K, dated December 28, 1996. Operating results for the period ended March 29, 1997, are not necessarily indicative of future results that may be expected for the year ending December 27, 1997.

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

        In connection with the Acquisition, the Simmons Employee Stock Ownership Plan ("ESOP") sold 6,001,257 shares of the Company's common stock (representing all of the allocated shares) for cash, and converted all of the remaining 5,670,406 shares of common stock of the Company (unallocated shares) into 5,670,406 shares of Series A Preferred Stock. The Series A Preferred Stock is convertible into common stock of the Company on a one-to-one basis and is entitled to an

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                  (Unaudited)

aggregate liquidation preference of approximately $28.4 million ($5.00 per share). The ESOP also has the right, upon the occurrence of certain events, to require the Company to purchase the stock owned by the ESOP for $5.00 per share.

        On April 18, 1996, the Company issued $100.0 million in 10.75% Senior Subordinated Notes, pursuant to an offering (the "Offering "). The proceeds of the offering were used to retire loans under the Subordinated Loan Facility mentioned above.

3.      Inventories

        Inventories consisted of the following at March 29, 1997 and December 28, 1996 (in thousands):

                                March 29,       December 28,
                                   1997             1996
                                ---------       ------------
        Raw materials             $13,578          $12,044
        Work in progress            1,674            1,888
        Finished goods              4,318            4,901
                                  -------          -------
                                  $19,570          $18,833
                                  =======          =======

4.     Long-Term Obligations

       Long-term obligations consisted of the following at March 29, 1997 and December 28, 1996 (in thousands):


                                                            March 29,          December 28,
                                                               1997                1996
                                                            ---------            --------
        Senior loans:
            Tranche A term loan                             $  35,516           $  35,516
            Tranche B term loan                                34,784              34,784
            Revolving loan                                      7,000              16,000
        10.75% Series A Senior Subordinated
            Notes due 2006                                    100,000             100,000
        Industrial Revenue Bonds, 7.00%, due 2017               9,700               9,700
        Industrial Revenue Bonds, 3.55%, due 2016               5,000                  --
        Other, including capital lease obligations                794                 815
                                                            ---------            --------
                                                              192,794             196,815
                Less current portion                           (2,701)             (2,701)
                                                            ---------            --------
                                                            $ 190,093            $194,114
                                                            =========            ========

        During the quarter ended March 29, 1997 the construction cost of the Company's new Kansas City, Kansas facility was financed through the issuance by the City of Shawnee, Kansas of variable rate industrial revenue bonds maturing on December 1, 2016, the proceeds of which were loaned by the city to the Company, which agreed, pursuant to a loan agreement, to pay to the city amounts sufficient to pay debt service on the bonds. At March 29, 1997, the effective interest rate on the obligation was 3.55% with a principal amount of $5.0 million.

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                  (Unaudited)

        The interest rates per annum in effect at March 29, 1997 for the revolving credit, Tranche A term, and Tranche B term loans were 8.43%, 8.00%, and 8.75%, respectively.

        At March 29, 1997, the amount under the revolving credit portion of the Senior Credit Facility that was available to be drawn was approximately $26.3 million, after giving effect to $7.0 million of borrowings and $6.7 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the revolving credit facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the revolving credit facility to fund acquisitions and capital expenditures.

        The Senior Credit Facility contains certain covenants and restrictions on actions by the Company and its subsidiaries. In addition, the Senior Credit Facility requires that the Company comply with specified financial ratios and tests, including minimum cash flow, a maximum ratio of indebtedness to cash flow and a minimum interest coverage ratio. As of March 29, 1997, the Company was in compliance with respect to all covenants under the Senior Credit Facility.

Future maturities of long-term obligations as of March 29, 1997 are as follows (in thousands):

        1997                $  2,701
        1998                   7,310
        1999                   9,319
        2000                  11,329
        2001                  21,739
        Thereafter           140,396
                            --------
                            $192,794
                            ========
                                       8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

        The Company employed the purchase method of accounting for the Acquisition completed in March 1996. As a result of the required purchase accounting adjustments, the post-Acquisition financial statements for the period ended March 29, 1997 and the period from March 22, 1996 to March 30, 1996 (the "Successor Financials") are not comparable to the financial statements for the periods prior to the Acquisition (the "Predecessor Financials").

RESULTS OF OPERATIONS

        For purposes of the discussion below, the results of operations for the three month period ended March 30, 1996 represent the mathematical addition of the historical amounts for the Predecessor period (December 31, 1995 through March 21, 1996) and the Successor period (March 22, 1996 through March 30, 1996) and are not indicative of the results that would actually have been obtained if the Acquisition had occurred on December 30, 1995.

QUARTER ENDED MARCH 29, 1997 AS COMPARED TO QUARTER ENDED MARCH 30, 1996

        Net Sales. Net sales for the quarter ended March 29, 1997 increased 11.8%, or $14.1 million, from $119.3 million in 1996 to $133.4 million in 1997.' This increase was due primarily to an 8.8% or $10.4 million increase in bedding unit sales volume and a 3.2% or $4.1 million increase in bedding average unit selling price. The growth in bedding unit sales volume resulted primarily from strong Beautyrest(R) sales. The increase in Beautyrest(R) sales is the result of new product introductions and the effect of first quarter promotions. The strong improvement in bedding average unit selling price is predominantly attributable to a higher mix of Beautyrest(R) sales.

        During the first quarter, the Company elected to discontinue its supply relationship with one of its customers, Mattress Discounters, when the terms of the relationship did not meet management's account profitability expectations. It is anticipated that the Company will stop supplying products to Mattress Discounters sometime during the second half of 1997. Because of the breadth of penetration and continued consumer acceptance of the Company's Beautyrest(R) and BackCare(R) product lines, management believes, although there can be no assurances, that the decision to discontinue its supply relationship with Mattress Discounters will not have any long-term or material adverse effect on the Company's financial position or results of operations.

        Cost of Goods Sold. As a percentage of net sales, cost of goods sold for the quarter ended March 29, 1997 decreased 2.9 percentage points from 63.4% in 1996 to 60.5% in 1997. The improvement is attributable to: (i) relatively stable raw material prices; (ii) a higher product mix concentration of Beautyrest(R) products; (iii) the cost of goods sold in 1996 reflecting the sale of finished goods inventory which had been written up, as required by generally accepted accounting principles, to fair market value as of the date of the Acquisition; and (iv) economies of scale due to the increase in unit volume. The improvements were offset, in part, by increased costs for the Company's reengineering project and plant moving expenditures.

        Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the quarter ended March 29, 1997 increased 1.7 percentage points from 33,9% in 1996 to 35.6% in 1997. The increase is attributable to an increase in marketing expenditures and higher distribution costs due to higher volume and increased fuel costs.

                        Simmons Company and Subsidiaries
                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations - Continued

        Amortization of Intangible Assets. Amortization of intangible assets for the quarter ended March 29, 1997 increased $0.5 million due in part to the effect of an increase in goodwill resulting from purchase accounting adjustments made in connection with the Acquisition in March 1996.

         Interest Expense, Net. Interest expense, net increased $2.9 million to $4.8 million due primarily to interest expense on increased total indebtedness, which resulted from the issuance of senior subordinated notes and a new senior credit facility as financing for the Acquisition. ("See Notes to Condensed Consolidated Financial Statements")

        Other (Income) Deductions, Net. Other (income) deductions, net for the quarter ended March 29, 1997 declined $4.0 million. Non-recurring expenses of $4.3 million were incurred in the quarter ended March 30, 1996 in connection with the Acquisition. Approximately $3.8 million was attributable to special compensation agreements entered into by the Company with certain members of management of the Company.

        Provision (Benefit) for Income Taxes. The Company's effective tax rates for the quarters ended March 29, 1997 and March 30, 1996 differ from the federal statutory rate primarily because of non tax-deductible amortization of goodwill.

         Net (Loss) Income. For the reasons set forth above, the quarter ended March 29, 1997 resulted in a net loss of $1.7 million as compared to $3.9 million at March 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary source of cash to fund its liquidity needs is net cash provided by operating activities. Net cash provided by operating activities was $11.3 million for the quarter ended March 29, 1997 compared to a $7.8 million use of cash in 1996, due primarily to lower net loss in the first quarter as described above and the timing of payments of accounts payable and accrued liabilities. The Company's principal use of funds consists of payments of principal, interest, and capital expenditures. Capital expenditures totaled $2.6 million for the quarter ended March 29, 1997. These capital expenditures consisted primarily of normal recurring capital expenditures in the amount of $0.7 million, capital expenditures relating to the construction of a new manufacturing facility in the amount of $1.3 million and capitalized expenditures related to the Company's systems upgrade project in the amount of $0.6 million. The Company estimates that total normal recurring capital expenditures will be approximately $8.5 million in 1997. In addition, total expenditures for completing the systems upgrade project are expected to be approximately $2.5 million in 1997. Management believes that annual capital expenditure limitations in its Senior Credit Facility will not significantly inhibit the Company from meeting its ongoing capital needs.

        The Company may seek to make selective acquisitions in the bedding industry. Although the Company has discussions from time to time with potential candidates, the Company currently has no commitments with respect to any such acquisitions.

        During the quarter ended March 29, 1997, the construction cost of the Company's new Kansas City, Kansas facility was financed through the issuance by the City of Shawnee, Kansas of variable rate industrial revenue bonds maturing on December 1, 2016, the proceeds of which were loaned by the city to the Company, which agreed, pursuant to a loan agreement, to pay to the city amounts sufficient

                        Simmons Company and Subsidiaries
                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations - Continued

to pay debt service on the bonds. At March 29, 1997, the effective interest rate on the obligation was 3.55% with a principal amount of $5.0 million.

        At March 29, 1997, the amount under the revolving credit portion of the Senior Credit Facility that was available to be drawn was approximately $26.3 million, after giving effect to $7.0 million of borrowings and $6.7 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the revolving credit facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the revolving credit facility to fund acquisitions and capital expenditures. At March 29, 1997, the Company's weighted average borrowing cost was 9.5%.

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

        Forward looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ from those anticipated by some of the statements made above. Investors are cautioned that all forward looking statements involve risk and uncertainty. In addition to the factors discussed above, among the other factors that could cause actual results to differ are the following: consumer spending and debt levels; continuity of relationships with and purchases by major customers; product mix; competitive pressure on sales and pricing, and increase in material or production cost which cannot be recouped in product pricing.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits:

                10.66 Loan Agreement, dated as of December 1, 1996, between the City of Shawnee, Kansas and the Company, relating to $5,000,000 Private Activity Revenue Bonds of the City of Shawnee, Kansas (Simmons Company Project) Series 1996.

                27.0   Financial Data Schedule

        (b)     Reports on Form 8-K:

                None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Simmons Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SIMMONS COMPANY

By:         /s/ Zenon S. Nie
    ----------------------------------------
                Zenon S. Nie
        Chairman of the Board of Directors,
        Chief Executive Officer and Director
          (Principal Executive Officer)



By:           /s/ Jonathan C. Daiker
    ----------------------------------------
                  Jonathan C. Daiker
        Executive Vice President-Finance and
        Administration, Chief Financial Officer
                and Director
          (Principal Accounting Officer)

Date:   May 13, 1997