Form 10-Q
period 1997-06-28
SIMMONS CO /GA/
filed 1997-08-12
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 28, 1997
                                       ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from______________ to_______________

         Commission file number    333-04841
                               -------------------

                                 SIMMONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                   06-1007444
-----------------------------------------   -----------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

One Concourse Parkway, Suite 600, Atlanta, Georgia              30328
--------------------------------------------------            ---------
     (Address of principal executive offices)                 (Zip Code)

         Registrant's telephone number, including area code (770) 512-7700
                                                            --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

         The number of shares of the registrant's common stock outstanding as of August 12, 1997 was 31,964,452.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                 (in thousands)
                                   (Unaudited)


                                                            Quarter ended
                                                      ------------------------
                                                      June 28,        June 29,
                                                        1997             1996
                                                      ---------       --------

Net sales                                             $ 124,726      $ 121,163

Costs and expenses:
     Cost of products sold                               72,902         75,559
     Selling, general and administrative                 44,273         41,466
     ESOP expense                                         1,558          1,186
     Amortization of intangible assets                    1,911          1,994
                                                      ---------      ---------
                                                        120,644        120,205
                                                      ---------      ---------
         Income from operations                           4,082            958

Interest expense, net                                     4,861          4,978
Other deductions, net                                       395            312
                                                      ---------      ---------

Loss before income taxes and
     extraordinary item                                  (1,174)        (4,332)
Provision for income tax benefit                            569            957
                                                      ---------      ---------

     Loss before extraordinary item                        (605)        (3,375)

Extraordinary loss from early extinguishment
     of debt, net of income tax benefit of $1,137            --          1,706
                                                      ---------      ---------

Net loss                                              $    (605)     $  (5,081)
                                                      =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                 (in thousands)
                                   (Unaudited)


                                                                 Successor                         Predecessor
                                                      --------------------------------              ---------
                                                                            Period from            Period from
                                                         Two                 March 22,            December 31,
                                                      Quarters                 1996                   1995
                                                        ended                 through                through
                                                      June 28,               June 29,               March 21,
                                                        1997                   1996                   1996
                                                      ---------              ---------              ---------

Net sales                                             $ 258,142              $ 134,049              $ 106,431

Costs and expenses:

     Cost of products sold                              153,677                 84,601                 66,630
     Selling, general and administrative                 91,828                 46,092                 35,846
     ESOP expense                                         2,809                  1,295                  1,203
     Amortization of intangible assets                    3,869                  2,112                  1,324
                                                      ---------              ---------              ---------
                                                        252,183                134,100                105,003
                                                      ---------              ---------              ---------
         Income from operations                           5,959                    (51)                 1,428

Interest expense, net                                     9,664                  5,439                  1,489
Other deductions, net                                       774                  4,621                     96
                                                      ---------              ---------              ---------

Loss before income taxes and
     extraordinary item                                  (4,479)               (10,111)                  (157)
Provision for income tax benefit (expense)                2,172                  3,268                   (282)
                                                      ---------              ---------              ---------

     Loss before extraordinary item                      (2,307)                (6,843)                  (439)

Extraordinary loss from early extinguishment
     of debt, net of an income tax benefit of $1,137       --                    1,706                   --
                                                      ---------              ---------              ---------

Net loss                                              $  (2,307)             $  (8,549)             $    (439)
                                                      =========              =========              =========





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)


                                                       June 28,   December 28,
                                                        1997          1996
                                                    ----------    ----------
ASSETS
Current assets:

     Cash and cash equivalents                        $  5,335     $  4,573
     Accounts receivable, less allowance for
        doubtful accounts of  $6,587 and $5,644         61,975       66,634
     Inventories                                        20,746       18,833
     Other current assets                               24,295       17,748
                                                       -------      -------
         Total current assets                          112,351      107,788

Property, plant and equipment, net                      43,070       38,079
Patents, net of accumulated amortization of
      $3,476 and $2,071                                 13,600       14,961
Goodwill, net of accumulated amortization of
     $6,041 and $3,577                                 187,266      187,070
Other assets                                            19,518       19,951
                                                       -------      -------
                                                      $375,805     $367,849
                                                       =======      =======






     The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)


                                                             June 28,     December 28,
                                                               1997           1996
                                                           ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                      $   22,238     $   24,800
     Accrued advertising and incentives                        23,253         17,124
     Other accrued expenses                                    20,504         18,877
     Current maturities of long-term obligations                5,801          2,701
                                                           ----------     ----------
         Total current liabilities                             71,796         63,502

Noncurrent liabilities:
     Long-term obligations                                    189,971        194,114
     Other noncurrent liabilities                              22,209         18,942
                                                           ----------     ----------
         Total liabilities                                    283,976        276,558
                                                           ----------     ----------

Series A Preferred Stock--ESOP, net of related
     unearned compensation of $20,543 and $23,352               7,809          5,000

Common stockholders' equity:
     Common stock, $.01 par value; 50,000 shares
     authorized, 31,964 shares issued                             320            320
     Additional paid-in capital                                84,680         84,680
     Retained earnings (accumulated deficit)                     (995)         1,312
     Foreign currency translation adjustment                       15            (21)
                                                           ----------     ----------
         Total common stockholders' equity                     84,020         86,291
                                                           ----------     ----------
                                                           $  375,805     $  367,849
                                                           ==========     ==========


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                 Successor         Predecessor
                                                      ---------------------------  -----------
                                                                      Period from  Period from
                                                              Two        March 22, December 31,
                                                            Quarters      1996        1995
                                                             ended       through     through
                                                            June 28,     June 29,   March 21,
                                                              1997        1996        1996
                                                           ---------   ---------   -----------
Net cash provided by (used in) operating activities        $   9,301   $ (10,757)  $   2,339
                                                           ---------   ---------   -----------

Cash flows from investing activities:
     Purchases of property, plant and equipment               (7,488)     (4,486)     (1,567)
     Payment to the seller for the acquisition                    --    (151,625)         --
     Payments to option holders                                   --      (6,950)         --
     Payments of acquisition costs                                --     (16,040)         --
                                                           ---------   ---------   ---------
         Net cash (used in) investing activities              (7,488)   (179,101)     (1,567)
                                                           ---------   ---------   ---------
Cash flows from financing activities:
     Proceeds from Predecessor revolving line of
         credit and long-term borrowings                          --          --       3,334
     Predecessor principal payments on revolving
         line of credit, long-term debt and capital
         lease obligations                                        --          --      (3,490)
     Payments of Predecessor debt                                 --     (75,900)         --
     Proceeds of Successor long-term borrowings                   --     275,000          --
     Payments of Successor long-term borrowings                   --    (100,000)         --
     Net (payment) proceeds under revolving line
         of credit and capital lease obligations              (1,043)     13,686          --
     Payments of financing costs                                  --      (8,940)         --
     Proceeds from issuance of Successor common
         stock                                                    --      85,000          --
      Treasury stock purchases                                    --          --        (660)
                                                           ---------   ---------   ---------
         Net cash provided by (used in) financing
              activities                                      (1,043)    188,846        (816)
                                                           ---------   ---------   ---------

Net effect of exchange rate changes on cash                       (8)         (8)          9
                                                           ---------   ---------   ---------

Change in cash and cash equivalents                              762      (1,020)        (35)

Cash and cash equivalents, beginning of period                 4,573       9,150       9,185
                                                           ---------   ---------   ---------
Cash and cash equivalents, end of period                   $   5,335   $   8,130   $   9,150
                                                           =========   =========   =========
Supplemental cash flow information:
     Depreciation                                          $   2,497   $   1,122   $     874
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

         The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at June 28, 1997, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K, dated December 28, 1996. Operating results for the period ended June 28, 1997, are not necessarily indicative of future results that may be expected for the year ending December 27, 1997.

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

     On April 18, 1996, the Company issued $100.0 million in 10.75% Senior Subordinated Notes, pursuant to an offering (the "Offering"). The proceeds of the offering were used to retire loans under the Subordinated Loan Facility mentioned above.

3.       Inventories

         Inventories consisted of the following at June 28, 1997 and December 28, 1996 (in thousands):


                                             June 28,     December 28,
                                               1997          1996
                                            --------       --------
         Raw materials                      $ 12,102       $ 12,044
         Work in progress                      1,773          1,888
         Finished goods                        6,871          4,901
                                            --------       --------
                                            $ 20,746       $ 18,833
                                            ========       ========

4.       Long-Term Obligations

         Long-term obligations consisted of the following at June 28, 1997 and December 28, 1996 (in thousands):


                                                             June 28,     December 28,
                                                               1997           1996
                                                           ---------      ---------
         Senior loans:
              Tranche A term loan                          $  35,516      $  35,516
              Tranche B term loan                             34,784         34,784
              Revolving loan                                  10,000         16,000
         10.75% Series A Senior Subordinated
               Notes due 2006                                100,000        100,000
         Industrial Revenue Bonds, 7.00%, due 2017             9,700          9,700
         Industrial Revenue Bonds, 4.30%, due 2016             5,000           --
         Other, including capital lease obligations              772            815
                                                           ---------      ---------
                                                             195,772        196,815
         Less current portion                                 (5,801)        (2,701)
                                                           ---------      ---------
                                                           $ 189,971      $ 194,114
                                                           =========      =========

         The interest rates per annum in effect at June 28, 1997 for the revolving credit, Tranche A term, and Tranche B term loans were 8.5%, 8.3%, and 8.8%, respectively.

         At June 28, 1997, the amount under the revolving credit portion of the Senior Credit Facility that was available to be drawn was approximately $26.1 million, after giving effect to $10.0 million of borrowings and $3.9 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the revolving credit facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

revolving credit facility to fund acquisitions and capital expenditures.

         The Senior Credit Facility contains certain covenants and restrictions on actions by the Company and its subsidiaries. In addition, the Senior Credit Facility requires that the Company comply with specified financial ratios and tests, including minimum cash flow, a maximum ratio of indebtedness to cash flow and a minimum interest coverage ratio. As of June 28, 1997, the Company was in compliance with respect to all covenants under the Senior Credit Facility.

Future maturities of long-term obligations as of June 28, 1997 are as follows (in thousands):


                  1997                      $   2,701
                  1998                          7,310
                  1999                          9,319
                  2000                         11,329
                  2001                         24,739
                  Thereafter                  140,374
                                              -------
                                             $195,772
                                              =======


5.       Subsequent Event

         On July 7, 1997, Montgomery Ward & Co., one of the Company's larger customers, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As of June 28, 1997 and the subsequent date of the bankruptcy filing, the Company had reserves necessary to cover its estimated exposure with Montgomery Ward & Co. Shortly prior to the filing under the bankruptcy code, the Company halted shipments inorder to minimize its exposure to Montgomery Ward & Co. The Company, subsequent to the filing, commenced shipments to the retailer. The Company's management will continue to monitor Montgomery Ward & Co.'s reorganization progress and attempt to limit exposure as deemed prudent under the circumstances. Management believes that this situation will not have a material adverse effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

         The Company employed the purchase method of accounting for the Acquisition completed in March 1996. As a result of the required purchase accounting adjustments, the post-Acquisition financial statements for the two quarters ended June 28, 1997 and the period from March 22, 1996 to June 29, 1996 (the "Successor Financials") are not comparable to the financial statements for the periods prior to the Acquisition (the "Predecessor Financials").

RESULTS OF OPERATIONS

         For purposes of the discussion below, the results of operations for the two quarters ended June 29, 1996 represent the mathematical addition of the historical amounts for the Predecessor period (December 31, 1995 through March 21, 1996) and the Successor period (March 22, 1996 through June 29, 1996) and are not indicative of the results that would actually have been obtained if the Acquisition had occurred on December 30, 1995.

QUARTER ENDED JUNE 28, 1997 AS COMPARED TO QUARTER ENDED JUNE 29, 1996

         Net Sales. Net sales for the quarter ended June 28, 1997 increased 2.9%, or $3.6 million, from $121.1 million in 1996 to $124.7 million in 1997. This increase was due primarily to a 6.0% or $7.0 million increase in bedding average unit selling price, offset, in part, by a 2.7% or $3.3 million decrease in bedding unit sales volume. The strong improvement in bedding average unit selling price is predominantly attributable to a higher mix of Beautyrest(R) sales. The decline in bedding unit sales volume resulted primarily from the repositioning of the BackCare(R) product line to be consistent with the Company's overall marketing strategy. The decline in BackCare(R) units were offset, in part, by an increase in Beautyrest(R) units.

         During the first quarter, the Company elected to discontinue its supply relationship with one of its customers, Mattress Discounters, when the terms of the relationship did not meet management's account profitability expectations. The Company ceased supplying products to Mattress Discounters late in the second quarter of 1997. Because of the breadth of penetration and continued consumer acceptance of the Company's Beautyrest(R) and BackCare(R) product lines, management believes, although there can be no assurance, that the discontinuance of its relationship with Mattress Discounters will not have any long-term or material adverse effect on the Company's financial condition.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold for the quarter ended June 28, 1997 decreased 4.0 percentage points from 62.4% in 1996 to 58.4% in 1997. The improvement is attributable to the following: (i) a higher product mix concentration of Beautyrest(R) products; (ii) relatively stable raw material costs; and (iii) improved operating efficiencies at certain operating facilities.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the quarter ended June 28, 1997 increased 1.3 percentage points from 34.2% in 1996 to 35.5% in 1997. The increase is attributable to an increase in marketing expenditures in order to respond to competitive pressures and higher outside consulting fees associated with special projects undertaken by the Company.

                        Simmons Company and Subsidiaries
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued

         Provision (Benefit) for Income Taxes. The Company's effective tax rates for the quarters ended June 28, 1997 and June 29, 1996 differ from the federal statutory rate primarily because of non tax-deductible amortization of goodwill.

         Extraordinary Item. During the second quarter ended June 29, 1996, the Company recorded a $1.7 million charge, net of an income tax benefit of $1.1 million, representing the remaining unamortized debt issuance costs related to long term obligations repaid as a result of the refinancing in connection with the Acquisition.

         Net (Loss) Income. For the reasons set forth above, the quarter ended June 28, 1997 resulted in a net loss of $0.6 million as compared to a loss of $5.8 million for the quarter ended June 29, 1996.

SIX MONTHS ENDED JUNE 28, 1997 AS COMPARED TO SIX MONTHS ENDED JUNE 29, 1996

         Net Sales. Net sales for the six months ended June 28, 1997 increased 7.3%, or $17.6 million, from $240.5 million in 1996 to $258.1 million in 1997. This increase was due primarily to a 4.4% or $10.9 million increase in bedding average unit selling price and a 3.1% or $7.3 million increase in bedding unit sales volume. The strong improvement in bedding average unit selling price is predominantly attributable to a higher mix of Beautyrest(R) sales. The increase in bedding unit sales volume resulted primarily from strong Beautyrest(R) sales. The increase in Beautyrest(R) sales was offset, in part, by the repositioning of the BackCare(R) product line to be consistent with the Company's overall marketing strategy.

         During the first quarter, the Company elected to discontinue its supply relationship with one of its customers, Mattress Discounters, when the terms of the relationship did not meet management's account profitability expectations. The Company ceased supplying products to Mattress Discounters late in the second quarter of 1997. Because of the breadth of penetration and continued consumer acceptance of the Company's Beautyrest(R) and BackCare(R) product lines, management believes, although there can be no assurance, that the discontinuance of its relationship with Mattress Discounters will not have any long-term or material adverse effect on the Company's financial condition.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold for the six months ended June 28, 1997 decreased 3.4 percentage points from 62.9% in 1996 to 59.5% in 1997. The improvement is attributable to: (i) a higher product mix concentration of Beautyrest(R) products; (ii) relatively stable raw material costs; (iii) the cost of goods sold in 1996 reflecting the sale of finished goods inventory which had been written up, as required by generally accepted accounting principles, to fair market value as of the date of the Acquisition; and (iv) economies of scale due to the increase in volume.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the six months ended June 28, 1997 increased 1.5 percentage points from 34.1% in 1996 to 35.6% in 1997. The increase is attributable to an increase in marketing expenditures in order to respond to competitive pressures and higher outside consulting fees associated with special projects undertaken by the Company.

                        Simmons Company and Subsidiaries
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued

         Amortization of Intangible Assets. Amortization of intangible assets for the six months ended June 28, 1997 increased $0.4 million due in part to the effect of an increase in goodwill resulting from purchase accounting adjustments made in connection with the Acquisition in March 1996.

         Interest Expense, Net. Interest expense, net for the six months ended June 28, 1997 increased $2.7 million to $9.7 million due primarily to interest expense on increased total indebtedness, which resulted from the issuance of senior subordinated notes and a new senior credit facility as financing for the Acquisition. ("See Notes to Condensed Consolidated Financial Statements")

         Other (Income) Deductions, Net. Other (income) deductions, net for the six months ended June 28, 1997 declined $3.9 million. Non-recurring expenses of $4.3 million were incurred in the six months ended June 29, 1996 in connection with the Acquisition. Approximately $3.8 million was attributable to special compensation agreements entered into by the Company with certain members of management of the Company.

         Provision (Benefit) for Income Taxes. The Company's effective tax rates for the six months ended June 28, 1997 and June 29, 1996 differ from the federal statutory rate primarily because of non tax-deductible amortization of goodwill.

         Extraordinary Item. During the second quarter ended June 29, 1996, the Company recorded a $1.7 million charge, net of an income tax benefit of $1.1 million, representing the remaining unamortized debt issuance costs related to long term obligations repaid as a result of the refinancing in connection with the Acquisition.

         Net (Loss) Income. For the reasons set forth above, the six months ended June 28, 1997 resulted in a net loss of $2.3 million as compared to a net loss of $9.0 million for the six months ended June 29, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of cash to fund its liquidity needs is net cash provided by operating activities and availability under its revolving credit facility. Net cash provided by operating activities was $9.3 million for the six months ended June 28, 1997 compared to a $8.4 million use of cash in 1996, due primarily to lower net loss in the six months ended June 28, 1997 as described above and the timing of accounts receivable collections and payments of accrued liabilities. The Company's principal use of funds consists of payments of principal, interest, and capital expenditures. Capital expenditures totaled $7.4 million for the six months ended June 28, 1997. These capital expenditures consisted primarily of normal recurring capital expenditures in the amount of $2.0 million, capital expenditures relating to the construction of new manufacturing facilities in the amount of $3.7 million and capitalized expenditures related to the Company's systems upgrade project in the amount of $1.7 million. The Company estimates that total normal recurring capital expenditures will be approximately $8.5 million in 1997. In addition, total expenditures for completing the systems upgrade project are expected to be approximately $2.5 million in 1997. Management believes that annual capital expenditure limitations in its Senior Credit Facility will not significantly inhibit the Company from meeting its ongoing capital needs.

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

         At June 28, 1997, the amount under the revolving credit portion of the Senior Credit Facility that was available to be drawn was approximately $26.1 million, after giving effect to $10.0 million of borrowings and $3.9 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the revolving credit facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the revolving credit facility to fund acquisitions and capital expenditures. At June 28, 1997, the Company's weighted average borrowing cost was 9.5%.

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

         The Company is in the process of implementing a major upgrade of its computer systems, internally referred to as SWIFT, that is 'Year 2000' compliant. The Company also utilizes various PC based computer software packages as tools in running its daily operations. Management does not believe that the Company will encounter any material problems or expenditures with this software as a result of the change of the millennium on January 1, 2000.

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

                                 SIMMONS COMPANY

By:           /s/ Zenon S. Nie
             --------------------------------------
                          Zenon S. Nie
              Chairman of the Board of Directors,
              Chief Executive Officer and Director
                  (Principal Executive Officer)

By:           /s/ Jonathan C. Daiker
              -------------------------------------
                      Jonathan C. Daiker
              Executive Vice President-Finance and
              Administration, Chief Financial Officer
                          and Director
                  (Principal Accounting Officer)

Date:         August 12, 1997