Form 10-Q
period 1997-09-27
SIMMONS CO /GA/
filed 1997-11-12
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

         For the quarterly period ended    September 27, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         For the transition period from__________________ to__________________

         Commission file number    333-04841
                                   ---------

                                 SIMMONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    06-1007444
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

One Concourse Parkway, Suite 600, Atlanta, Georgia                     30328
--------------------------------------------------                  ----------
      (Address of principal executive offices)                      (Zip Code)


         Registrant's telephone number, including area code  (770) 512-7700
                                                             --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

         The number of shares of the registrant's common stock outstanding as of November 11, 1997 was 31,964,452.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                       Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Income
                                (in thousands)
                                 (Unaudited)

                                                          Quarter ended
                                               -------------------------------
                                                September 27,       September 28,
                                                    1997                1996
                                               -----------         -----------

Net sales                                        $ 149,410           $ 154,527

Costs and expenses:
     Cost of products sold                          85,590              91,593
     Selling, general and administrative            47,612              45,924
     ESOP expense                                    1,710               1,251
     Amortization of intangible assets               1,898               1,805
                                                 ---------           ---------
                                                   136,810             140,573
                                                 ---------           ---------
         Income from operations                     12,600              13,954

Interest expense, net                                4,784               5,022
Other (income) expense, net                            389              (3,528)
                                                 ---------           ---------

Income before income taxes                           7,427              12,460
Provision for income taxes                           3,662               4,959
                                                 ---------           ---------

Net income                                       $   3,765           $   7,501
                                                 =========           =========





  The accompanying notes are an integral part of these condensed consolidated financial statements.


                                             Simmons Company and Subsidiaries
                                        Condensed Consolidated Statements of Income
                                                      (in thousands)
                                                        (Unaudited)

                                                                Successor                     Predecessor
                                                       --------------------------------       -----------
                                                                         Period from          Period from
                                                         Three             March 22,          December 31,
                                                       Quarters              1996                 1995
                                                         ended              through              through
                                                     September 27,       September 28,          March 21,
                                                         1997                1996                 1996
                                                       ---------           ---------           ---------
Net sales                                              $ 407,552           $ 288,576           $ 106,431

Costs and expenses:
     Cost of products sold                               239,267             176,194              66,630
     Selling, general and administrative                 139,440              92,016              35,846
     ESOP expense                                          4,519               2,546               1,203
     Amortization of intangible assets                     5,767               3,917               1,324
                                                       ---------           ---------           ---------
                                                         388,993             274,673             105,003
                                                       ---------           ---------           ---------
         Income from operations                           18,559              13,903               1,428

Interest expense, net                                     14,448              10,461               1,489
Other expense, net                                         1,163               1,093                  96
                                                       ---------           ---------           ---------

Income (loss) before income taxes and
     extraordinary item                                    2,948               2,349                (157)
Provision for income taxes                                 1,490               1,691                 282
                                                       ---------           ---------           ---------

     Income (loss) before extraordinary item               1,458                 658                (439)

Extraordinary loss from early extinguishment
     of debt, net of an income tax benefit of $1,137        --                 1,706                --
                                                       ---------           ---------           ---------

Net income (loss)                                      $   1,458           $  (1,048)          $    (439)
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

                                                Simmons Company and Subsidiaries
                                              Condensed Consolidated Balance Sheets
                                                         (in thousands)
                                                           (Unaudited)

                                                             September 27,       December 28,
                                                                 1997                1996
                                                            -------------       ------------
ASSETS
Current assets:
     Cash and cash equivalents                                  $  8,539            $  4,573
     Accounts receivable, less allowance for
        doubtful accounts of  $6,100 and $5,644                   74,791              66,634
     Inventories                                                  19,057              18,833
     Other current assets                                         18,546              17,748
                                                                --------            --------
         Total current assets                                    120,933             107,788

Property, plant and equipment, net                                46,306              38,079
Patents, net of accumulated amortization of
      $4,166 and $2,071                                           12,874              14,961
Goodwill, net of accumulated amortization of
     $7,249 and $3,577                                           186,058             187,070
Other assets                                                      19,241              19,951
                                                                --------            --------
                                                                $385,412            $367,849
                                                                ========            ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                Simmons Company and Subsidiaries
                                              Condensed Consolidated Balance Sheets
                                                         (in thousands)
                                                           (Unaudited)

                                                                 September 27,        December 28,
                                                                     1997                 1996
                                                                   ---------           ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $  28,027           $  24,800
     Accrued advertising and incentives                               24,135              17,124
     Accrued warranties                                                2,820               1,956
     Accrued interest                                                  6,288               2,734
     Other accrued expenses                                           15,331              14,187
     Current maturities of long-term obligations                       5,801               2,701
                                                                   ---------           ---------
         Total current liabilities                                    82,402              63,502

Noncurrent liabilities:
     Long-term obligations                                           184,949             194,114
     Other noncurrent liabilities                                     20,795              18,942
                                                                   ---------           ---------
         Total liabilities                                           288,146             276,558
                                                                   ---------           ---------

Series A Preferred Stock--ESOP, net of related
     unearned compensation of $18,833 and $23,352                      9,519               5,000

Common stockholders' equity:
     Common stock, $.01 par value; 50,000 shares authorized,
         31,964 shares issued                                            320                 320
     Additional paid-in capital                                       84,680              84,680
     Retained earnings                                                 2,770               1,312
     Foreign currency translation adjustment                             (23)                (21)
                                                                   ---------           ---------
         Total common stockholders' equity                            87,747              86,291
                                                                   ---------           ---------
                                                                   $ 385,412           $ 367,849
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



                                                 Simmons Company and Subsidiaries
                                          Condensed Consolidated Statements of Cash Flows
                                                          (in thousands)
                                                            (Unaudited)

                                                                Successor                    Predecessor
                                                       --------------------------------      -----------
                                                                         Period from         Period from
                                                         Three             March 22,         December 31,
                                                       Quarters              1996                1995
                                                         ended              through             through
                                                     September 27,       September 28,         March 21,
                                                         1997                1996                1996
                                                       ---------           ---------          ---------

Net cash provided by (used in) operating activities    $  21,877           $  (5,826)         $   2,339
                                                       ---------           ---------          ---------

Cash flows from investing activities:
     Purchases of property, plant and equipment          (11,836)             (7,959)            (1,567)
     Proceeds from sale of investment                       --                 4,700               --
     Payment to the seller for the acquisition              --              (151,625)              --
     Payments to option holders                             --                (6,950)              --
     Payments of acquisition costs                          --               (16,040)              --
                                                       ---------           ---------          ---------
         Net cash (used in) investing activities         (11,836)           (177,874)            (1,567)
                                                       ---------           ---------          ---------

Cash flows from financing activities:
     Proceeds from Predecessor revolving line of
         credit and long-term borrowings                    --                  --                3,334
     Predecessor principal payments on revolving
         line of credit, long-term debt and capital
         lease obligations                                  --                  --               (3,490)
     Payments of Predecessor debt                           --               (76,134)              --
     Proceeds of Successor long-term borrowings             --               276,000               --
     Payments of Successor long-term borrowings             --              (105,700)              --
     Net (payment) proceeds under revolving line
         of credit and capital lease obligations          (6,065)             10,964               --
     Payments of financing costs                            --                (8,940)              --
     Proceeds from issuance of Successor common
         stock                                              --                85,000               --
      Treasury stock purchases                              --                  --                 (660)
                                                       ---------           ---------          ---------
         Net cash provided by (used in) financing
              activities                                  (6,065)            181,190               (816)
                                                       ---------           ---------          ---------

Net effect of exchange rate changes on cash                  (10)                 (4)                 9
                                                       ---------           ---------          ---------

Change in cash and cash equivalents                        3,966              (2,514)               (35)

Cash and cash equivalents, beginning of period             4,573               9,150              9,185
                                                       ---------           ---------          ---------
Cash and cash equivalents, end of period               $   8,539           $   6,636          $   9,150
                                                       =========           =========          =========

Supplemental cash flow information:
     Depreciation                                      $   3,609           $   2,362          $     874
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

         The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at September 27, 1997, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K, dated December 28, 1996. Operating results for the period ended September 27, 1997, are not necessarily indicative of future results that may be expected for the year ending December 27, 1997.

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

3.       Inventories

Inventories consisted of the following at September 27, 1997 and December 28, 1996 (in thousands):


                                 September 27,      December 28,
                                     1997               1996
                                 -------------      ------------
Raw materials                          $11,640             $12,044
Work in progress                         1,584               1,888
Finished goods                           5,833               4,901
                                       -------             -------
                                       $19,057             $18,833
                                       =======             =======

4.       Long-Term Obligations

Long-term obligations consisted of the following at September 27, 1997 and December 28, 1996 (in thousands):

                                                          September 27,      December 28,
                                                              1997               1996
Senior loans:                                             -------------      ------------
     Tranche A term loan                                   $  35,516           $  35,516
     Tranche B term loan                                      34,784              34,784
     Revolving loan                                            5,000              16,000
10.75% Series A Senior Subordinated
      Notes due 2006                                         100,000             100,000
Industrial Revenue Bonds, 7.00%, due 2017                      9,700               9,700
Industrial Revenue Bonds, 4.30%, due 2016                      5,000                --
Other, including capital lease obligations                       750                 815
                                                           ---------           ---------
                                                             190,750             196,815
Less current portion                                          (5,801)             (2,701)
                                                           ---------           ---------
                                                           $ 184,949           $ 194,114
                                                           =========           =========

         The interest rates per annum in effect at September 27, 1997 for the revolving credit, Tranche A term, and Tranche B term loans were 8.2%, 8.2%, and 8.8%, respectively.

         At September 27, 1997, the amount under the revolving credit portion of the Senior Credit Facility that was available to be drawn was approximately $31.1 million, after giving effect to $5.0 million of borrowings and $3.9 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the revolving credit facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

the revolving credit facility to fund acquisitions and capital expenditures.

         The Senior Credit Facility contains certain covenants and restrictions on actions by the Company and its subsidiaries. In addition, the Senior Credit Facility requires that the Company comply with specified financial ratios and tests, including minimum cash flow, a maximum ratio of indebtedness to cash flow and a minimum interest coverage ratio. As of September 27, 1997, the Company was in compliance with respect to all covenants under the Senior Credit Facility.

Future maturities of long-term obligations as of September 27, 1997 are as follows (in thousands):

                  1997                      $   2,701
                  1998                          7,310
                  1999                          9,319
                  2000                         11,329
                  2001                         19,739
                  Thereafter                  140,352
                                              -------
                                             $190,750
                                              =======

5.       Significant Customer Developments

         During the third quarter, Montgomery Ward & Co. ("Wards") and Levitz Furniture Inc. ("Levitz"), two of the Company's larger customers, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As of September 27, 1997 and the date of each of the bankruptcy filings, the Company had reserves necessary to cover its estimated exposure. For a period prior to the filings under the bankruptcy code, the Company halted shipments to minimize its exposure. Subsequent to the filing, the Company recommenced shipments to the retailers. The Company's management will continue to monitor the reorganization progress of Wards and Levitz and attempt to limit exposure as deemed prudent under the circumstances. Management believes that these situations will not have a material adverse effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

         The Company employed the purchase method of accounting for the Acquisition. As a result of the required purchase accounting adjustments, the post-Acquisition financial statements for the three quarters ended September 27, 1997 and the period from March 22, 1996 to September 28, 1996 (the "Successor Financials") are not comparable to the financial statements for the periods prior to the Acquisition (the "Predecessor Financials").

RESULTS OF OPERATIONS

         For purposes of the discussion below, the results of operations for the three quarters ended September 28, 1996 represent the mathematical addition of the historical amounts for the Predecessor period (December 31, 1995 through March 21, 1996) and the Successor period (March 22, 1996 through September 28,
1996) and are not indicative of the results that would actually have been obtained if the Acquisition had occurred on December 30, 1995.

QUARTER ENDED SEPTEMBER 27, 1997 AS COMPARED TO QUARTER ENDED SEPTEMBER 28, 1996

         Net Sales. Net sales for the quarter ended September 27, 1997 decreased 3.3%, or $5.1 million, from $154.5 million in 1996 to $149.4 million in 1997. This decrease was due primarily to a 7.1% or $10.9 million decrease in bedding unit sales volume, offset, in part, by a 4.1% or $5.8 million increase in bedding average unit selling price. The decline in bedding unit sales volume resulted primarily from the repositioning of the BackCare(R) product line to be consistent with the Company's overall marketing strategy. The strong improvement in bedding average unit selling price is attributable to a higher mix of Beautyrest(R) sales and sales of higher priced BackCare(R) products.

         The bankruptcy filings of Montgomery Ward & Co. and Levitz Furniture, Inc., coupled with the Company's decision to discontinue its supply relationship with Mattress Discounters, led to the slight decline in volume. However, due to the breadth of penetration and continued consumer acceptance of the Company's Beautyrest(R) and repositioned BackCare(R) product lines, the Company expects to replace, in the near term, revenues lost as a result of its decision to discontinue its relationship with Mattress Discounters. The bankruptcy filings and the Mattress Discounters' decision have not had, nor are expected to have any material adverse effect on the Company's financial condition.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold for the quarter ended September 27, 1997 decreased 2.0 percentage points from 59.3% in 1996 to 57.3% in 1997. The improvement is attributable to the following: (i) a higher product mix concentration of Beautyrest(R) products;
(ii) relatively stable raw material costs; and (iii) improved operating efficiencies at certain operating facilities.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the quarter ended September 27, 1997 increased 2.2 percentage points from 29.7% in 1996 to 31.9% in 1997. The increase is attributable to the following: (i) an increase in selling expenses related to competitive sales promotion programs and additional sales personnel; (ii) an increase in distribution costs due to contractual increases and expansion into outlying territories; (iii) higher outside consulting fees associated with special projects undertaken by the Company; (iv) a higher provision for uncollectible accounts; and (v) the slightly lower revenue base, as discussed above, relative to the fixed expense component of selling, general and administrative expenses.

                        Simmons Company and Subsidiaries
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued

        Other (Income) Expense, Net. Other (income) expense, net for the quarter ended September 28, 1996 includes a $4.0 million gain on the sale of minority interests in certain foreign affiliates. (See Note 9 of "Notes to Consolidated Financial Statements," included in the Company's Form 10-K for the year ended December 28, 1996.) This income was offset, in part, by normal recurring non-operating expenses.

         Provision for Income Taxes. The Company's effective tax rates for the quarters ended September 27, 1997 and September 28, 1996 differ from the federal statutory rate primarily because of non tax-deductible amortization of goodwill.

         Net Income. For the reasons set forth above, the quarter ended September 27, 1997 resulted in a net income of $3.8 million as compared to $7.5 million for the quarter ended September 28, 1996.

NINE MONTHS ENDED SEPTEMBER 27, 1997 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 28, 1996

         Net Sales. Net sales for the nine months ended September 27, 1997 increased 3.2%, or $12.5 million, from $395.0 million in 1996 to $407.6 million in 1997. This increase was due primarily to a 4.2% or $16.4 million increase in bedding average unit selling price, offset, in part, by a 0.8% or $3.2 million decrease in bedding unit sales volume. The strong improvement in bedding average unit selling price is predominantly attributable to a higher mix of Beautyrest(R) sales. The decrease in bedding unit sales volume resulted primarily from a decrease in BackCare(R) units relating to a repositioning of the product line to be consistent with the Company's overall marketing strategy. The decrease in BackCare(R) sales was offset, in part, by strong Beautyrest(R) sales.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold for the nine months ended September 27, 1997 decreased 2.8 percentage points from 61.5% in 1996 to 58.7% in 1997. The improvement is attributable to: (i) a higher product mix concentration of Beautyrest(R) products; (ii) relatively stable raw material costs; (iii) the cost of goods sold in 1996 reflecting the sale of finished goods inventory which had been written up, as required by generally accepted accounting principles, to fair market value as of the date of the Acquisition; and (iv) improved operating efficiencies.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the nine months ended September 27, 1997 increased 1.8 percentage points from 32.4% in 1996 to 34.2% in 1997. The increase is attributable to the following: (i) an increase in selling expenses related to competitive sales promotion programs and additional sales personnel; (ii) an increase in distribution costs due to contractual increases and expansion into outlying territories; (iii) higher outside consulting fees associated with special projects undertaken by the Company; and
(iv) a higher provision for uncollectible accounts.

         Amortization of Intangible Assets. Amortization of intangible assets for the nine months ended September 27, 1997 increased $0.5 million due in part to the effect of an increase in goodwill resulting from purchase accounting adjustments made in connection with the Acquisition.

         Interest Expense, Net. Interest expense, net for the nine months ended September 27, 1997 increased $2.5 million to $14.4 million due primarily to interest expense on increased total indebtedness, which resulted from the issuance of senior subordinated notes and a new senior credit

                        Simmons Company and Subsidiaries
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued

facility as financing for the Acquisition. (See "Notes to Condensed Consolidated Financial Statements.")

         Other Expense, Net. Other expense, net for the nine months ended September 27, 1997 were relatively flat. Non-recurring expenses of $4.3 million were incurred in the nine months ended September 28, 1996 in connection with the Acquisition, of which, approximately $3.8 million was attributable to special compensation agreements entered into by the Company with certain members of management of the Company. These non-recurring expenditures were offset, in part, by a $4.0 million gain on the sale of minority interests in certain foreign affiliates.

         Provision for Income Taxes. The Company's effective tax rates for the nine months ended September 27, 1997 and September 28, 1996 differ from the federal statutory rate primarily because of non tax-deductible amortization of goodwill.

         Extraordinary Item. In April 1996, the Company recorded a $1.7 million charge, net of an income tax benefit of $1.1 million, representing the remaining unamortized debt issuance costs related to long term obligations repaid as a result of the refinancing in connection with the Acquisition.

         Net (Loss) Income. For the reasons set forth above, the nine months ended September 27, 1997 resulted in net income of $1.4 million as compared to a net loss of $1.5 million for the nine months ended September 28, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of cash to fund its liquidity needs is net cash provided by operating activities and availability under its revolving credit facility. Net cash provided by operating activities was $21.9 million for the nine months ended September 27, 1997 compared to a $3.5 million use of cash in 1996, due primarily to net income in the nine months ended September 27, 1997 as described above and the timing of accounts receivable collections and payments of accounts payable and accrued liabilities. The Company's principal use of funds consists of payments of principal, interest, and capital expenditures. Capital expenditures totaled $11.8 million for the nine months ended September 27, 1997. These capital expenditures consisted primarily of normal recurring capital expenditures in the amount of $6.9 million, capital expenditures relating to the construction of new manufacturing facilities in the amount of $2.4 million and capitalized expenditures related to the Company's systems upgrade project in the amount of $2.5 million. Management believes that annual capital expenditure limitations in its Senior Credit Facility will not significantly inhibit the Company from meeting its ongoing capital needs.

         The Company may seek to make selective acquisitions in the bedding industry. Although the Company has discussions from time to time with potential candidates, the Company currently has no commitments with respect to any such acquisitions.

         At September 27, 1997, the amount under the revolving credit portion of the Senior Credit Facility that was available to be drawn was approximately $31.1 million, after giving effect to $5.0 million of borrowings and $3.9 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the revolving credit facility may be utilized to meet the Company's current working capital requirements, including issuance

                        Simmons Company and Subsidiaries
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued

of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the revolving credit facility to fund acquisitions and capital expenditures. At September 27, 1997, the Company's weighted average borrowing cost was 9.5%.

         Management believes that the Company will have the necessary liquidity for the foreseeable future from cash flow from operations and amounts available under its revolving credit facility in the Senior Credit Facility to fund: (i) its obligations under the Senior Credit Facility and the New Notes; (ii) expected capital expenditures; (iii) selective acquisitions in the bedding industry; and (iv) other needs required to manage and operate its business.

         The Company is in the process of implementing a major upgrade of its computer systems, internally referred to as SWIFT, that when fully completed is 'Year 2000' compliant. The Company also utilizes various PC based computer software packages as tools in running its daily operations. Management does not believe that the Company will encounter any material problems or expenditures with this software as a result of the change of the millennium on January 1, 2000.

         Forward looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ from those anticipated by some of the statements made above. Investors are cautioned that all forward looking statements involve risk and uncertainty. In addition to the factors discussed above, among the other factors that could cause actual results to differ are the following: consumer spending and debt levels; continuity of relationships with and financial viability of major customers; product mix; competitive pressure on sales and pricing, and increase in material or production cost which cannot be recouped in product pricing.

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



By:                  /s/ Jonathan C. Daiker
              ------------------------------------
                         Jonathan C. Daiker
              Executive Vice President-Finance and
              Administration, Chief Financial Officer
                            and Director
                    (Principal Accounting Officer)

Date:         November 11, 1997