Form 10-K
period 1997-12-27
SIMMONS CO /GA/
filed 1998-03-27
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 27, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to

         Commission file number       333-04841

                                 SIMMONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                                 06-1007444
        (State or other jurisdiction of                   (I.R.S. Employer Identification No.)
          incorporation or organization)

One Concourse Parkway, Suite 600
           Atlanta, Georgia                                            30328
(Address of principal executive offices)                             (Zip Code)

        Registrant's telephone number, including area code (770) 512-7700

Securities registered pursuant to Section 12(b) of the Act:            None.

Securities registered pursuant to Section 12(g) of the Act:            None.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes /x/  No / /

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 27, 1998 was $ 0 .

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of the registrant's common stock outstanding as of March 27, 1998 is 31,964,452.

         DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE: None

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Simmons Company, a Delaware corporation (the "Company"), is the second largest bedding manufacturer in the United States. The Company manufactures and distributes a broad range of mattresses, box springs, bedding frames and sleep accessories under well-recognized brand names, including Beautyrest(R), Simmons(R), BackCare(R), Maxipedic(R), Beautysleep(R) and Connoisseur(R). Sales of conventional bedding, which includes fully assembled mattresses and box springs, accounted for substantially all of the Company's 1997 net sales.

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

HISTORY OF THE COMPANY

         Founded in 1871, the Company was privately held by the Simmons family for many years and later was publicly traded. Historically, the Company was a worldwide mattress manufacturer; in 1977 over 20% of the Company's net sales came from international sales. In 1978, Gulf & Western Industries, Inc. acquired the Company via a tender offer. In September 1985, Gulf & Western Industries, Inc. sold the Company to Wickes Companies, Inc., which in turn sold the stock to a group of private investors led by Wesray Capital through a leveraged buyout in October 1986. During 1987 and 1988, the Company sold its European and Asian subsidiaries and several parcels of real estate in order to pay down debt incurred to finance the leveraged buyout.

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

         On March 22, 1996, Simmons Holdings, Inc., a company organized on behalf of INVESTCORP S.A. ("Investcorp"), management and certain other investors, acquired 100% of the outstanding common stock of the Company from affiliates of MLCP, the Simmons Company Employee Stock Ownership Plan (together with a trust forming a part thereof, the " ESOP") and certain management stockholders (collectively, the "Sellers") for (i) a purchase price of $253.2 million (including the refinancing or assumption of existing indebtedness and the purchase of management stock options, and excluding the payment of fees, expenses and compensation payable to management) plus (ii) the issuance to the ESOP of 5,670,406 shares of the Company's Series A Preferred Stock, having one vote per share and a liquidation preference of $5.00 per share (together with the financing thereof, the "Acquisition"). Financing for the Acquisition was provided by (i) $85.0 million of capital provided by affiliates of Investcorp, management and certain other investors, (ii) $80.4 million of borrowings under a $115.0 million Senior Credit Facility among the Company, certain lenders and Chase Manhattan Bank (formerly known as Chemical Bank) ("Chase"), as administrative agent (the "Senior Credit Facility") and (iii) $100.0 million of borrowings under a Subordinated Loan Facility among the Company, certain lenders (including an affiliate of Investcorp) and Chase, as administrative agent (the "Subordinated Loan Facility"). The Subordinated Loan Facility was repaid on April 18, 1996 with the net proceeds of the issuance of Senior Subordinated Notes which, in turn, were replaced with Series A Senior Subordinated Notes due 2006 in a registered exchange offer completed in September 1996.

INDUSTRY AND COMPETITION

         The domestic conventional bedding industry accounts for over 90% of wholesale revenues for the entire domestic bedding market, according to the International Sleep Products Association ("ISPA"). Non-conventional bedding products, such as flotation bedding ("waterbeds"), futons and electric adjustable beds, account for the remainder of industry wholesale revenues. The domestic bedding industry consists of over 800 bedding manufacturers, ranging from small, family-owned plants to large factory-direct producers. The Company's management estimates that its share of the conventional bedding market has grown to approximately 16.0% in 1997 from approximately 13.1% in 1992, based on wholesale revenue data published by ISPA.

PRODUCTS

         Overview. The Company's conventional bedding consists primarily of brand name bedding that varies in price, design, material and size. Retail prices for the Company's products range from under $200 for a twin-size promotional bedding set to approximately $3,500 for a king-size luxury set. The Company predominantly competes in the $499 and up retail price segment, which accounts for the top 35% of the market in terms of units sold. The Company also manufactures and sells waterbeds, licenses the Simmons name and manufacturing processes to third-party manufacturers abroad to produce and distribute conventional bedding products within their designated territories and licenses the Simmons name to third-party manufacturers domestically for use on adjustable beds, down comforters, pillows, bed sheets, bed pads, futons, air beds and linens.

         Pocketed Coil(TM). The Company is the primary national manufacturer that produces conventional bedding using Pocketed Coil(TM) construction. The Company's Beautyrest(R) and Connoisseur(R) lines, which employ Pocketed Coil(TM) innersprings, are designed to be among the most comfortable and durable premium mattresses in the market. Unlike open coil mattresses, in which each innerspring coil is joined to adjacent coils at the top and the bottom, Pocketed Coil(TM) innersprings are constructed so that each row of innerspring coils is joined to adjacent rows of coils in the center third of the fabric pocket enclosing each coil, thereby permitting the top and bottom of each coil to respond independently to pressure applied to the surface of the mattress. With each coil capable of moving independently, this design allows the mattress to contour to the user's body, reducing excess movement.

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

         The BackCare(R) mattress line is a five zone open coil construction designed to support the five zones of the anatomy. The BackCare(R) brand leverages the unique five zone construction design into meaningful consumer benefits by carrying the five zone construction through each element of the sleep set including: the foundation, coil unit, upholstery and quilt design. The five zones are comprised of two support zones for the lumbar and thighs and three comfort zones for the upper back, hips and lower legs.

         Conventional Coil. To provide a broad product offering, the Company manufactures the Maxipedic(R), and Beautysleep(R) product lines, which use enhanced conventional coil technology. The Maxipedic(R) product line is intended to provide the Company's customers with a moderately priced conventional coil product. Beautysleep(R) is an exclusive-label product line for customers interested in a brand-name conventional coil product.

         Specialty Sleep Products. The Company manufactures waterbeds, under the name Simmons Beautyrest(R) Flotation, in a limited number of its traditional bedding plants. The Company, the only major domestic bedding manufacturer that produces waterbeds, sells waterbeds to specialty retailers and other customers throughout the United States.

         The Company introduced in 1997 a line of ready-to-assemble ("RTA") bedding. This new product developed by the Company is vacuum packed so that it can be shipped to the consumer in one box. This product is targeted for use by the customer outside of the master bedroom and is intended to increase customer and retailer convenience, require less retail and inventory floor space, and allow access to non-traditional distribution channels such as home shopping networks, catalogs and mass merchants.

CUSTOMERS

         The Company manufactures and supplies conventional bedding to over 5,500 retail outlets, representing more than 2,500 customers including furniture stores, department stores, specialty sleep shops and warehouse showrooms. The Company's 10 largest customers accounted for approximately 38% of 1997 net sales, while sales to Heilig Meyers entities represented approximately 10.7% of net sales for 1997.

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

         The Company's advertising program focuses on two areas: (i) cooperative promotional advertising, which complements and is designed around individual retailer's marketing programs; and (ii) national advertising, which is designed to establish and build brand awareness with end users. The Company seeks to build long-term brand awareness through regular national advertising and achieve short-term sales objectives through individual commercials. One of the Company's most successful campaigns, the "Do Not Disturb" campaign, was designed to build awareness of the Company and of its competitive points of differentiation, especially the advantages of the Company's use of Pocketed Coil(TM) technology, and is conveyed by the Company's "Bowling Ball" commercial.

         The Company has developed and sponsors at Simmons' Institute of Technology & Education, as well as, on-site at its retailers, programs that are designed to teach retail floor salespeople how to match customers with their mattress comfort preference by improving the retail floor salesperson's product knowledge and sales skills. The Company's sales force is trained in advertising, merchandising and salesmanship. Management believes that its attention and focus on the training of its sales representatives and its customers' retail floor salespeople is one area where the Company differentiates itself from most of its largest competitors.

SUPPLIERS

         The Company purchases substantially all of its conventional bedding raw materials (i.e., spring components, wire, lumber, foam and ticking) centrally in order to maximize economies of scale and volume discounts. The Company sourced approximately 85% of its 1997 raw material needs from 10 suppliers, including approximately one-third of the Company's total raw material needs from Leggett & Platt ("L&P"). The Company has long-term supply agreements with each of L&P, Foamex International, Inc. and Amoco Fabrics and Fiber Company for certain components. The Company has not experienced any interruption in supply and does not currently expect such an interruption to occur.

SEASONALITY

         The volume of the Company's sales is somewhat seasonal with generally lower sales occurring during the first quarter of each fiscal year when compared to the remaining three quarters of the year. The Company also experiences a seasonal fluctuation in its profitability, with a slightly lower gross profit percentage occurring during the first quarter of each fiscal year when compared to margin percentages obtained in the remaining part of the year. The Company believes that seasonality of profitability is a factor that affects the conventional bedding industry generally and is primarily due to retailers' emphasis in the first quarter on price reductions and promotional bedding and manufacturers' emphasis on close-outs of the prior year's product lines, which together result in lower profit margins.

ENGINEERING AND DEVELOPMENT

         The Company seeks to maintain close contact with bedding industry developments through sleep research conducted by industry groups and by the Company's engineering department, as well as through participation in the Better Sleep Council, an industry association that promotes awareness of sleep issues, and ISPA. The Company's marketing and manufacturing departments work closely with the engineering staff, as well as, outside physicians and engineers to develop and to test new products for marketability and durability.

         In 1995, the Company completed the construction of the Simmons Institute of Technology and Education ("SITE"), a state-of-the-art 38,000 square foot research center in Atlanta, Georgia. Approximately 24 engineers and technicians are employed full-time at SITE. These employees conduct product and materials testing, design manufacturing facilities and equipment, improve process engineering and development, and ensure high-quality products. Management believes that the Company's engineering staff gives the Company a competitive advantage over certain of its competitors who do not have significant in-house engineering departments.

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

PATENTS, TRADEMARKS AND LICENSES

         The Company owns many registered trademarks, including BackCare(R), Beautyrest(R), Beautysleep(R), Connoisseur(R), Maxipedic(R) and Simmons(R), and patents, most of which are registered in the United States and in many foreign countries, as well as certain unregistered trademarks, including POCKETED COIL(TM). The Company considers its trademarks, particularly Simmons(R) and Beautyrest(R), to be of material importance to the business of the Company since they have the effect of developing brand identification and maintaining consumer loyalty. Management is not aware of any fact that would negatively impact the continuing use of any of the Company's material patents, licenses, trademarks or trade names. As a result of the disposition of certain of the Company's foreign operations through the early 1990s, the Company now licenses the Simmons name and many of its trademarks, processes and patents to third party manufacturers abroad to produce and distribute conventional bedding products within their designated territories. In addition, the Company has licensed the Simmons name and certain trademarks, generally for limited terms, to domestic third party manufacturers of adjustable beds, down comforters, pillows, bedsheets, bed pads, futons, airbeds and linens.

EMPLOYEES

         As of December 27, 1997, the Company had approximately 2,800 employees, of which approximately 1,100 were represented by labor unions. Employees at nine of the Company's manufacturing facilities are represented by unions. Manufacturing employees of the unionized plants have negotiated various contracts with the Upholstery Division of the United Steelworkers, the Teamsters, United Furniture Workers, Longshoremen and International Association of Machinists. Labor relations historically have been good, with no labor-related work stoppages in over 20 years. Since 1980, the Company has opened eight new plants, none of which is unionized. Approximately 1,700 of the Company's current employees are participants in the ESOP.

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

FORWARD-LOOKING STATEMENTS

         "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. A number of the matters and subject areas discussed in the foregoing "Business" section and in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and such discussion also may materially differ from the Company's actual future experience involving any one or more of such matters and subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company's current expectations regarding the relevant matter or subject area. The operation and results of the Company's bedding manufacturing business may also be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere in the foregoing "Business" section and in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," including, but not limited to, general economic conditions in the geographic areas and market segments in which the Company operates, the ability to achieve further market penetration, additional customers and distribution channels, aggressive promotional and discounting tactics by certain of the Company's national competitors, and other risks and uncertainties described from time to time in the Company's reports filed with the Commission.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The offices of the Company are located at One Concourse Parkway, Atlanta, Georgia 30328.

         The following table sets forth certain information regarding manufacturing and certain other facilities operated by the Company as of March 27, 1998:

                                                                            Approximate
                                                                              Square
                  Location                                                    Footage
                  --------                                                  -----------
Manufacturing Facilities

Atlanta, Georgia                                                               148,300
Atlanta, Georgia                                                                30,960
Charlotte, North Carolina                                                      144,180
Columbus, Ohio                                                                 190,000
Dallas, Texas                                                                  140,981
Denver, Colorado                                                                98,090
Fredericksburg, Virginia                                                       128,500
Honolulu, Hawaii                                                                58,530
Jacksonville, Florida                                                          205,729
Janesville, Wisconsin                                                          288,700
Shawnee, Kansas                                                                130,000
Los Angeles, California                                                        223,382
Phoenix, Arizona                                                               103,408
Piscataway, New Jersey                                                         264,908
San Leandro, California                                                        260,500
Seattle, Washington                                                            133,610
Springfield, Massachusetts                                                     129,000
Toa Baja, Puerto Rico                                                           24,500
                                                                             ---------
         Subtotal                                                            2,703,278

Other Facilities
Corporate Headquarters (Atlanta, Georgia)                                       37,500
SITE (Atlanta, Georgia)                                                         38,000
                                                                             ---------
         Total                                                               2,778,778
                                                                             =========

         The Company leases all of its facilities with the exception of its Janesville, Wisconsin and Shawnee, Kansas manufacturing facilities, which the Company owns. The Company's manufacturing facilities yield a combined practical capacity of over 20,000 units per day, assuming two eight hour shifts daily. Management believes that the Company's facilities, taken as a whole, have adequate productive capacity and sufficient manufacturing equipment to conduct business at levels meeting current demand.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for any class of common equity of the Company. As of December 27, 1997 there is one holder of record of the Company's common shares.

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

ITEM 6.  SELECTED FINANCIAL DATA

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

         The following table sets forth summary historical financial and other data of the Company for the five years ended December 27, 1997. The Company's capital structure changed significantly as a result of the March 22, 1996 acquisition and the concurrent and subsequent refinancings of debt. Due to required purchase accounting adjustments relating to such transaction, the consolidated financial and other data for the period subsequent to the acquisition (the "Successor" period) is not comparable to such data for the periods prior to the acquisition (the "Predecessor" periods). The data for the combined year ended December 28, 1996 represents the mathematical addition of the two short Predecessor and Successor periods in that year.

         The selected consolidated financial and other data set forth in the following table, other than the combined 1996 data, has been derived from the Company's audited consolidated financial statements. This table (in thousands) should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company included elsewhere herein.

                                                        Successor                                            Predecessor
                                               ----------------------------                      ----------------------------
                                                               Period from                       Period from
                                                                 March 22,      Combined         December 31,
                                                   Year            1996            Year             1995            Year
                                                   Ended         through           Ended           through          Ended
                                               December 27,    December 28,     December 28,      March 21,      December 30,
                                                   1997            1996             1996             1996            1995
                                               ------------    ------------     ------------     ------------    ------------
STATEMENT OF OPERATIONS DATA:
Net sales                                        $550,085       $ 423,870        $ 530,301        $ 106,431        $489,815
Income (loss) before
   extraordinary item and change
   in accounting principle                          6,362           3,018            2,579             (439)          9,411
Extraordinary item                                     --          (1,706)          (1,706)              --              --
Cumulative effect of change in
   accounting principle (a)                            --              --               --               --              --
                                                 --------       ---------        ---------        ---------        --------
Net income (loss)                                $  6,362       $   1,312        $     873        $    (439)       $  9,411
                                                 ========       =========        =========        =========        ========
OTHER DATA:
Depreciation                                     $  5,870       $   3,468        $   4,342        $     874        $  4,027
EBITDA (b)                                         52,635          41,644           46,414            4,770          39,577
Capital expenditures:
   Normal recurring                                 7,616           4,203            4,726              523           3,021
   SWIFT and UNITE                                  3,786           6,531            7,575            1,044           2,813
   New plant facilities (c)                         4,299           2,612            2,612               --              --
BALANCE SHEET DATA (as of end of Periods):
Cash and cash equivalents                        $  9,108       $   4,573               --               --        $  9,185
Total assets                                      375,125         367,849               --               --         254,492
Total long-term obligations,
   including current maturities                   184,443         196,815               --               --          93,768
Redeemable preferred
   stock, net (d)                                  11,230           5,000               --               --             680
Redeemable common
   stock, net (e)                                      --              --               --               --          32,272



                                                   Predecessor
                                            ----------------------------


                                               Year            Year
                                              Ended            Ended
                                            December 31,    December 25,
                                               1994            1993
                                            ------------    ------------
STATEMENT OF OPERATIONS DATA:
Net sales                                    $439,689       $ 391,382
Income (loss) before
   extraordinary item and change
   in accounting principle                      7,994          (2,827)
Extraordinary item                                 --              --
Cumulative effect of change in
   accounting principle (a)                        --            (492)
                                             --------       ---------
Net income (loss)                            $  7,994       $  (3,319)
                                             ========       =========
OTHER DATA:
Depreciation                                 $  3,496       $   3,141
EBITDA (b)                                     33,981          29,236
Capital expenditures:
   Normal recurring                             4,496           4,972
   SWIFT and UNITE                                 --              --
   New plant facilities (c)                        --              --
BALANCE SHEET DATA (as of end of Periods):
Cash and cash equivalents                    $  8,477       $  11,280
Total assets                                  249,891         272,533
Total long-term obligations,
   including current maturities               109,435         141,976
Redeemable preferred
   stock, net (d)                                 641             592
Redeemable common
   stock, net (e)                              23,238          11,418

           See Notes to Selected Consolidated Financial and Other Data

             NOTES TO SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                             (DOLLARS IN THOUSANDS)

(a) Results from the adoption of Statement of Financial Accounting Standards No. 109 in 1993 relating to income taxes.

(b) EBITDA represents earnings before interest expense, income tax expense, non-cash ESOP expense, depreciation and amortization, cumulative effect of change in accounting principle and extraordinary item, and, for the year ended December 27, 1997 and the combined year ended December 28, 1996 and the period from March 22, 1996 through December 28, 1996, excludes amortization of the prepaid management fee of $1,000, $833 and $833, respectively, in connection with the Acquisition. EBITDA for the combined year ended December 28, 1996 excludes the effect of the purchase accounting inventory write-up of $1,000, the compensation charge of $3,735 for amounts payable to management, and the charge of $350 for non-recurring fees. EBITDA for the year ended December 27, 1997 and the combined year ended December 26, 1996 also excludes a credit of $375 and $281, respectively, for the amortization of the reserve for unfavorable lease commitments. Management believes that EBITDA is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other consolidated net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

(c) For the year ended December 27, 1997 and the period from March 22, 1996 through December 28, 1996, $2,388 and $2,612, respectively, of the amount spent for new plant facilities was refinanced with the proceeds from the issuance of an industrial revenue bond in the first quarter of 1997. The remaining amount in 1997 of $1,911 was financed with the proceeds from a construction loan facility.

(d) For the Successor period, the amount consists of the Series A Preferred Stock that was issued to the Simmons ESOP in connection with the Acquisition net of the related unearned compensation. For the Predecessor periods, the amounts consist of preferred stock that was issued in connection with the recapitalization of the Company in 1991 and was called for redemption in connection with the Acquisition.

(e) Historically, under the terms of the Simmons ESOP, the participants had the right to put their common stock to the Company under certain circumstances. Accordingly, for the Predecessor periods the fair market value of the common stock that could have been put to the Company, along with the related amount of unearned compensation, are classified outside of common stockholders' equity.

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

FISCAL 1997 AS COMPARED TO FISCAL 1996

         Net Sales. Net sales increased 3.7%, or $19.8 million, from $530.3 million in 1996 to $550.1 million in 1997. This increase was due primarily to a 4.4%, or $22.8 million increase in bedding average unit selling price and a relatively slight increase in unit sales volume. The strong improvement in bedding average unit selling price is attributable to a higher mix of Beautyrest(R) sales and sales of higher priced BackCare(R) products. Unit sales volume increased only slightly in 1997 due to the following: (i) the Company's decision to discontinue its supply relationship with Mattress Discounters when the terms of the relationship did not meet management's account profitability expectations; (ii) the repositioning of the BackCare(R) product line to be consistent with the Company's overall marketing strategy; and (iii) lost sales volumes during the bankruptcy proceedings of Montgomery Ward & Co. and Levitz Furniture, Inc. However, due to the breadth of penetration and continued consumer acceptance of the Company's Beautyrest(R) and BackCare(R) product lines, the Company was able to replace revenues lost as a result of its decision to discontinue its relationship with Mattress Discounters. The bankruptcy filings and the Mattress Discounters' decision have not had, nor are they expected to have, any material adverse effect on the Company's financial condition.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold for the year ended December 27, 1997 decreased 2.5 percentage points from 60.5% in 1996 to 58% in 1997. The improvement is attributable to the following: (i) a higher product mix concentration of Beautyrest(R) products; (ii) relatively stable raw material costs; (iii) improved operating efficiencies due to the effect of the completed implementation of the Company's UNITE reengineering program; and (iv) the cost of goods sold in 1996 reflecting the sale of finished goods inventory which had been written up, as required by generally accepted accounting principles, to net realizable value as of the date of the Acquisition.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the year ended December 27, 1997 increased 1.0 percentage point from 32.4% in 1996 to 33.4% in 1997. The increase is attributable to the following: (i) an increase in selling expenses related to competitive sales promotion programs and additional sales personnel;
(ii) higher outside consulting fees associated with special projects undertaken by the Company; (iii) additional expenses, as well as, a partial year of amortization expense related to the rollout of SWIFT, the Company's systems upgrade project; (iv) an increase in distribution costs due to contractual increases and expansion into outlying territories; and (v) a higher provision for uncollectible accounts.

         ESOP Expense. ESOP expense in 1997 increased from approximately $5.0 million in 1996 to $6.2 million due primarily to an increase in the number of eligible participants in 1997.

         Amortization of Intangible Assets. Amortization of intangible assets for the year ended December 27, 1997 increased $0.7 million due primarily to a full year of amortization relating to the increase in goodwill resulting from purchase accounting adjustments made in connection with the Acquisition.

         Interest Expense, Net. Interest expense, net for the year ended December 27, 1997 increased $2.3 million to $19.1 million due primarily to a full year of interest expense which resulted from the March 1996 issuance of senior subordinated notes and a new senior credit facility as financing for the Acquisition. (See "Notes to Condensed Consolidated Financial Statements.")

         Provision for Income Taxes. The Company's effective tax rates for the years ended December 27, 1997 and December 28, 1996 differ from the federal statutory rate primarily because of non tax-deductible amortization of goodwill.

         Net Income. For the reasons set forth above, the year ended December 27, 1997 resulted in net income of $6.4 million as compared to net income of $0.9 million for the year ended December 28, 1996.

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

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold for the year ended December 28, 1996 increased 0.7 percentage point from 59.8% in 1995 to 60.5% in 1996. The increase was primarily attributable to: (i) introductory selling prices associated with the introduction of the Company's new BackCare(R) product line; (ii) a higher product mix concentration of contract bedding; (iii) costs resulting from temporary inefficiencies due to the redesigned layout of certain plant facilities pursuant to the Company's reengineering project; and (iv) the sale of finished goods inventory which had been written up, as required by generally accepted accounting principles, to fair market value as of the date of the Acquisition. Offsetting these cost increases, in part, was a reduction in the Company's provision for warranty claims due to the favorable impact of expanded outlets for resale of units returned due to minor defects.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the year ended December 28, 1996 improved 0.5 percentage point from 32.9% in 1995 to 32.4% in 1996. The improvement reflects management's efforts to contain costs in these areas and the Company's fixed expenses being spread over a larger revenue base. Also contributing to the improvement were lower bad debt and bonus provisions compared to 1995, lower expenses due to higher early retirement and worker compensation amounts recorded in 1995. Offsetting these improvements, in part, were an increase in expenditures related to the Company's UNITE reengineering project and an increase in distribution costs due to higher volume and increased fuel costs.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of cash to fund its liquidity needs is net cash provided by operating activities and availability under its revolving credit facility. Net cash provided by operating activities was $32.3 million for the year ended December 27, 1997 compared to $4.1 million used in the combined periods ended December 28, 1996, due primarily to (i) higher net income in 1997 as described above; (ii) the timing of accounts receivable collections; and
(iii) the timing of payments of accounts payable and accrued liabilities. The Company's principal uses of funds provided by operating activities consist of payments of principal, interest, and capital expenditures. Capital expenditures totaled $15.7 million for the year ended December 27, 1997. These capital expenditures consisted primarily of normal recurring capital expenditures in the amount of $7.6 million, capital expenditures relating to the construction of new manufacturing facilities in the amount of $4.3 million and capitalized expenditures related to the Company's systems upgrade project in the amount of $3.8 million. The Company estimates that total normal recurring capital expenditures will be approximately $7.0 million in 1998. In addition, total expenditures for completing SWIFT, the Company's systems upgrade project, are expected to be approximately $2.3 million in 1998. Management believes that annual capital expenditure limitations in its Senior Credit Facility will not significantly inhibit the Company from meeting its ongoing capital needs.

         The Company may seek to make selective acquisitions in the bedding industry. Although the Company has discussions from time to time with potential candidates, the Company currently has no commitments with respect to any such acquisitions.

         In connection with the Acquisition, the Company entered into the Senior Credit Facility which provides for a $40.0 million revolving credit facility. The revolving credit facility will expire on the earlier of (a) March 31, 2001 or (b) such other date as the revolving credit commitments thereunder shall terminate in accordance with the terms of the Senior Credit Facility. The

                        Simmons Company and Subsidiaries
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued

Senior Credit Facility also provides for a $75.0 million term loan facility, which is divided into two tranches, Tranche A and Tranche B term loans. The Tranche A term loan has a final scheduled maturity date of March 31, 2001, and the Tranche B term loan has a final scheduled maturity date of March 31, 2003. The interest rates per annum in effect at December 27, 1997 for the Tranche A term and Tranche B term loans were 8.25% and 8.75%, respectively.

         On June 11, 1996, the Company entered into two interest rate swap agreements to effectively convert $40.0 million of the variable Tranche A and Tranche B debt to fixed rate debt with effective interest rates of 8.8% - 9.3%. The interest rate swap agreements have a duration of two years. At December 27, 1997, the fair value of the interest rate swap agreements was not significant. At December 27, 1997, the Company's weighted average borrowing cost was 9.7%.

         At December 27, 1997, the amount under the revolving credit portion of the Senior Credit Facility that was available to be drawn was approximately $36.1 million, after giving effect to $3.9 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. Amounts available under the revolving credit portion of the Senior Credit Facility may be used for working capital and general corporate purposes, including acquisitions and capital expenditures, subject to certain limitations under the Senior Credit Facility. Pursuant to the terms of the Senior Credit
Facility: (i) the Company may make capital expenditures in an amount not to exceed, prior to any carryover provisions, $7.0 million in each of 1998 and 1999, and escalating thereafter; and (ii) to the extent that acquisitions are not permitted as capital expenditures under the Senior Credit Facility, the Company may make acquisitions in an amount that is the lesser of (A) $30.0 million or (B) $15.0 million plus 50% of cumulative Excess Cash Flow (as defined in the Senior Credit Facility).

         The Senior Credit Facility contains certain covenants and restrictions on actions by the Company and its subsidiaries. In addition, the Senior Credit Facility requires that the Company comply with specified financial ratios and tests, including minimum cash flow, a maximum ratio of indebtedness to cash flow and a minimum interest coverage ratio. As of December 27, 1997, the Company was in compliance with respect to all covenants under the Senior Credit Facility.

         On April 18, 1996, the Company completed a refinancing, which consisted of the sale of $100.0 million in Notes pursuant to a private offering, the proceeds of which were used to repay the outstanding indebtedness under the Company's Subordinated Loan Facility. The Notes mature on April 15, 2006 and bear interest at the rate of 10.75% per annum payable semiannually on April 15th and October 15th of each year. The Notes may be redeemed at the option of the Company on or after April 15, 2001, under the conditions and at the redemption price as specified in the Note Indenture, dated as of April 18, 1996, under which the Notes were issued. The Notes are subordinated to all existing and future Senior Indebtedness (as defined) of the Company and will be effectively subordinated to all obligations of any subsidiaries of the Company.

         On September 4, 1996, the Company issued 10.75% Series A Senior Subordinated Notes due 2006 (the "New Notes") in exchange for all Notes, pursuant to an exchange offer whereby holders of the Notes received New Notes which have been registered under the Securities Act of 1933, as amended, but are otherwise identical to the Notes.

         In December 1997, Simmons Caribbean Bedding Inc., a wholly owned subsidiary of the Company, entered into a construction loan facility in the amount of $3.2 million, which will be converted into a permanent loan upon completion of a new facility and equipment installation. As of December 27, 1997, approximately $1.3 million was drawn against the loan facility and is accruing interest at a fluctuating rate equal to two hundred basis points (200) over the London Interbank Offered Rate (or LIBOR), adjusted every ninety (90) days.

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

ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for the Company's fiscal year beginning December 28, 1997. Reclassification of financial statements for earlier periods presented for comparative purposes is required. The adoption of SFAS No. 130 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for public business enterprises to report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services and geographic areas. SFAS No. 131 is required to be applied beginning with the Company's annual financial statements for the 1998 fiscal year. Financial statement disclosures for prior periods are required to be restated. The Company has evaluated the disclosure requirements and has concluded that the Company operates in only one segment. The adoption of SFAS No. 131 will have no material impact on the Company's consolidated results of operations, financial position or cash flows.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Post Retirement Benefits." SFAS No. 132 standardizes the disclosure requirements for pensions and other post retirement benefits to the extent practicable. This standard is effective beginning with the Company's annual financial statements for the 1998 fiscal year, and prior period disclosures are required to be restated. Management is currently reviewing the provisions of SFAS No. 132 and does not believe that the adoption of SFAS No. 132 will have a material impact on the Company's financial statements.

SIGNIFICANT CUSTOMER DEVELOPMENTS

         During the year ended December 27, 1997, Montgomery Ward & Co. ("Wards") and Levitz Furniture Inc. ("Levitz"), two of the Company's larger customers, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As of December 27, 1997 and the date of each of the bankruptcy filings, the Company had the reserves necessary to cover its estimated exposure. For a period prior to the filings under the bankruptcy code, the Company halted shipments to Wards and Levitz to minimize its exposure. Subsequent to the filing, the Company recommenced shipments to the retailers. The Company's management will continue to monitor the reorganization progress of Wards and Levitz and will attempt to limit exposure as deemed prudent under the circumstances. Management believes that these situations will not have a material adverse effect on the Company's financial position or results of operations.

                        Simmons Company and Subsidiaries
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued

IMPACT OF THE YEAR 2000 ISSUE

         Issues relating to the Year 2000 are the result of computer programs being written using two digits rather than four to define the applicable year. When computer systems either reach or calculate a date greater than December 31, 1999, the computers may process the date as 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         In order to mitigate the risks associated with this situation, Simmons has formed a committee consisting of personnel from all major disciplines within the Company to address the year 2000 issue. The committee has developed a list of all information systems and is investigating each system to determine its year 2000 readiness. No major equipment, facilities or service issues have been identified, nor are any anticipated at this time. Communications with all major vendors and customers are anticipated to be completed by the end of 1998.

         In the last few years, Simmons has undergone a major initiative to replace all of its major enterprise systems. The systems replace all major order cycle business applications as well as all financial applications. The last plant system to be converted to the new system will be completed in June 1998. While the new systems are largely compliant, there are some areas within them that are not fully year 2000 capable. Therefore, once the last plant system is converted, Simmons will initiate a project to upgrade these systems to year 2000 compliant versions of the software. It is anticipated that this project will be completed by the end of 1998. Simmons is covered under maintenance agreements with all of its major software suppliers; therefore, no incremental software costs will be incurred with this initiative. Costs to complete this exercise are currently expected to relate to internal data processing resources, as well as, some external consultant fees to assist in the effort. The incremental costs are anticipated to be under $250 thousand.

         In addition, the Simmons human resource system is not year 2000 compliant. Simmons has undertaken a software selection process to replace this system. It is anticipated that this project will be completed by the end of 1998.

         Simmons' main system hardware and operating systems, networking operating systems, office productivity software and communications equipment are all believed to be compliant in their current state.

         The costs of these initiatives and their completion dates are based upon management's best estimates, which were derived using various assumptions of future events including the continued availability of certain resources, third party statements of compliance and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simmons Company and subsidiaries as of December 27, 1997 and December 28, 1996, and the consolidated results of their operations and their cash flows for the periods ended December 27, 1997, December 28, 1996, March 21, 1996 and December 30, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.


COOPERS & LYBRAND L.L.P.
Atlanta, Georgia
February 27, 1998

                        Simmons Company and Subsidiaries
                          Consolidated Balance Sheets
                      (in thousands, except share amounts)


                                                   December 27,    December 28,
                                                       1997            1996
                                                   ------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents                       $  9,108       $  4,573
     Accounts receivable, less allowance for
        doubtful accounts of $3,938 and $5,644         65,488         66,634
     Inventories                                       19,970         18,833
     Deferred income taxes                              3,229          9,980
     Other current assets                              13,808          7,768
                                                     --------       --------
         Total current assets                         111,603        107,788

Property, plant and equipment, net                     47,564         38,079
Patents, net of accumulated amortization of
      $4,870 and $2,071                                12,162         14,961
Goodwill, net of accumulated amortization of
     $8,457 and $3,577                                184,850        187,070
Deferred income taxes                                   8,453          8,040
Other assets                                           10,493         11,911
                                                     --------       --------
                                                     $375,125       $367,849
                                                     ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                        Simmons Company and Subsidiaries
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                      December 27,     December 28,
                                                                          1997             1996
                                                                      ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                  $  27,847        $  24,800
     Accrued wages and benefits                                            8,830            7,807
     Accrued advertising and incentives                                   15,457           17,124
     Accrued interest                                                      3,793            2,734
     Other accrued expenses                                                9,435            8,336
     Current maturities of long-term obligations                          10,873            2,701
                                                                       ---------        ---------
         Total current liabilities                                        76,235           63,502

Noncurrent liabilities:
     Long-term obligations                                               173,570          194,114
     Postretirement benefit obligations other than pensions                7,612            7,642
     Other                                                                13,864           11,300
                                                                       ---------        ---------
         Total liabilities                                               271,281          276,558
                                                                       ---------        ---------

Commitments and contingencies

Redeemable Series A Preferred Stock under ESOP, net of
     related unearned compensation of $17,122 and $23,352                 11,230            5,000

Common stockholders' equity:
     Common stock, $.01 par value; 50,000,000 shares authorized,
         31,964,452 shares issued                                            320              320
     Additional paid-in capital                                           84,680           84,680
     Retained earnings                                                     7,674            1,312
     Foreign currency translation adjustment                                 (55)             (21)
     Treasury stock, 974 shares in 1997 at cost                               (5)              --
                                                                       ---------        ---------
         Total common stockholders' equity                                92,614           86,291
                                                                       ---------        ---------
                                                                       $ 375,125        $ 367,849
                                                                       =========        =========


The accompanying notes are an integral part of these consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Consolidated Statements of Operations
                                 (in thousands)

                                                              Successor                      Predecessor
                                                       --------------------------    ------------------------------
                                                                      Period from    Period from
                                                                       March 22,      December 31,
                                                          Year            1996           1995             Year
                                                          ended         through         through          ended
                                                       December 27,   December 28,      March 21,      December 30,
                                                           1997           1996            1996            1995
                                                       ------------   ------------   -------------     ------------
Net sales                                                $550,085       $423,870       $ 106,431        $489,815

Costs and expenses:
     Cost of products sold                                319,074        254,127          66,630         292,825
     Selling, general and administrative                  183,556        135,762          35,846         161,202
     ESOP expense                                           6,230          3,797           1,203           4,533
     Amortization of intangibles                            7,679          5,650           1,324           5,753
                                                         --------       --------       ---------        --------
                                                          516,539        399,336         105,003         464,313
                                                         --------       --------       ---------        --------
         Income from operations                            33,546         24,534           1,428          25,502

Interest expense, net                                      19,088         15,277           1,489           8,185
Other expense, net                                          1,571          1,557              96             400
                                                         --------       --------       ---------        --------

Income (loss) before income taxes and
     extraordinary item                                    12,887          7,700            (157)         16,917
Provision for income taxes                                  6,525          4,682             282           7,506
                                                         --------       --------       ---------        --------

     Income (loss) before extraordinary item                6,362          3,018            (439)          9,411

Extraordinary loss from early extinguishment
     of debt, net of  income tax benefit of $1,137             --          1,706              --              --
                                                         --------       --------       ---------        --------

Net income (loss)                                        $  6,362       $  1,312       $    (439)       $  9,411
                                                         ========       ========       =========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                        Simmons Company and Subsidiaries
             Consolidated Statements of Common Stockholders' Equity
                   (in thousands, except common share amounts)

                                                                                                 Retained      Foreign
                                                               Additional        Unearned        Earnings      Currency
                                     Common         Common       Paid-In       Compensation   (Accumulated    Translation
                                     Shares          Stock       Capital        Under ESOP       Deficit)      Adjustment
                                     ------         ------     ----------      ------------    -----------    -----------
PREDECESSOR
December 31, 1994                   36,311,967       $363       $ 190,560        ($60,169)       ($88,305)       ($347)
ESOP share allocations                      --         --          (8,065)         12,598              --           --
Income tax benefit on ESOP                  --         --           3,145              --              --           --
Net income                                  --         --              --              --           9,411           --
Dividends paid or accrued on
   redeemable preferred stock               --         --             (65)             --              --           --
Change in foreign currency
   translation                              --         --              --              --              --           59
Change in fair value of ESOP
   shares                                   --         --          (9,074)             40              --           --
Purchase of treasury stock                  --         --              --              --              --           --
                                    ----------       ----       ---------        --------        --------        -----
December 30, 1995                   36,311,967        363         176,501         (47,531)        (78,894)        (288)
ESOP share allocations                      --         --          (2,298)          3,501              --           --
Income tax benefit on ESOP                  --         --             896              --              --           --
Net income                                  --         --              --              --            (439)          --
Change in foreign currency
   translation                              --         --              --              --              --            9
Purchase of treasury stock                  --         --              --              --              --           --
                                    ----------       ----       ---------        --------        --------        -----
March 21, 1996                      36,311,967       $363       $ 175,099        $(44,030)       $(79,333)       $(279)
                                    ==========       ====       =========        ========        ========        =====

SUCCESSOR
March 22, 1996 (reflects the
   new basis of 31,964,452
   common shares in
   connection with the
   Acquisition)                     31,964,452       $320        $84,680$              --        $     --        $  (2)
Net income                                  --         --              --              --           1,312           --
Change in foreign currency
   translation                              --         --              --              --              --          (19)
                                    ----------       ----       ---------        ------          --------        -----
December 28, 1996                   31,964,452        320          84,680              --           1,312          (21)
Net income                                  --         --              --              --           6,362           --
Change in foreign currency
   translation                              --         --              --              --              --          (34)
Purchase of treasury stock                  --         --              --              --              --           --
                                    ----------       ----       ---------        ------          --------        -----
December 27, 1997                   31,964,452       $320       $  84,680        $     --        $  7,674        $ (55)
                                    ==========       ====       =========        ========        ========        =====


                                                        Total
                                      Treasury      Stockholders'
                                        Stock          Equity
                                      --------      -------------
PREDECESSOR
December 31, 1994                      $  (166)       $ 41,936
ESOP share allocations                      --           4,533
Income tax benefit on ESOP                  --           3,145
Net income                                  --           9,411
Dividends paid or accrued on
   redeemable preferred stock               --             (65)
Change in foreign currency
   translation                              --              59
Change in fair value of ESOP
   shares                                   --          (9,034)
Purchase of treasury stock              (5,613)         (5,613)
                                       -------        --------
December 30, 1995                       (5,779)         44,372
ESOP share allocations                      --           1,203
Income tax benefit on ESOP                  --             896
Net income                                  --            (439)
Change in foreign currency
   translation                              --               9
Purchase of treasury stock                (660)           (660)
                                       -------        --------
March 21, 1996                         $(6,439)       $ 45,381
                                       =======        ========

SUCCESSOR
March 22, 1996 (reflects the
   new basis of 31,964,452
   common shares in
   connection with the
   Acquisition)                        $    --        $ 84,998
Net income                                  --           1,312
Change in foreign currency
   translation                              --             (19)
                                       -------        --------
December 28, 1996                           --          86,291
Net income                                  --           6,362
Change in foreign currency
   translation                              --             (34)
Purchase of treasury stock                  (5)             (5)
                                       -------        --------
December 27, 1997                      $    (5)       $ 92,614
                                       =======        ========


The accompanying notes are an integral part of these consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                   Successor                                 Predecessor
                                                             ----------------------------     ----------------------------------
                                                                              Period from     Period from
                                                                               March 22,      December 31,
                                                               Year              1996             1995                Year
                                                               ended            through         through               ended
                                                             December 27,     December 28,     March 21,            December 30,
                                                                 1997             1996           1996                   1995
                                                             ------------     ------------    ------------          ------------
Cash flows from operating activities:
Net income (loss)                                             $  6,362        $   1,312        $  (439)              $  9,411
Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation and amortization                              13,549            9,118          2,198                  9,780
     Amortization of deferred debt issuance costs                  613              521             84                    679
     ESOP expense                                                6,230            3,797          1,203                  4,533
     Extraordinary loss                                             --            1,706             --                     --
     Gain from sale of investment                                   --           (4,011)            --                     --
     Provision for bad debts                                     2,750            1,273            566                  3,500
     Provision for deferred income taxes                         6,226            4,420            282                  1,006
     Other, net                                                     --             (475)           388                    736
Net changes in operating assets and liabilities:
     Accounts receivable                                        (1,604)         (17,288)        (1,732)               (10,092)
     Inventories                                                (1,137)            (769)         1,229                 (2,533)
     Other assets                                               (5,235)          (3,724)          (531)                 2,029
     Accounts payable                                            3,047            9,117         (7,250)                 4,400
     Accrued liabilities                                         1,500          (11,443)         6,341                  5,064
                                                              --------        ---------        -------               --------
Cash provided by (used in) operating activities                 32,301           (6,446)         2,339                 28,513
                                                              --------        ---------        -------               --------

Cash flows from investing activities:
     Purchases of property, plant and equipment, net           (15,355)         (13,546)        (1,567)                (5,834)
     Proceeds from sale of investment                               --            4,700             --                     --
     Payment to the seller for the acquisition                      --         (151,625)            --                     --
     Payments to option holders                                     --           (6,950)            --                     --
     Payments of acquisition costs                                  --          (16,040)            --                     --
                                                              --------        ---------        -------               --------
Net cash used in investing activities                          (15,355)        (183,461)        (1,567)                (5,834)
                                                              --------        ---------        -------               --------

Cash flows from financing activities:
     Proceeds from Predecessor revolving line of credit
         and long-term borrowings                                   --               --          3,334                 15,842
     Predecessor principal payments on revolving line
         of credit, long-term debt and capital lease
         obligations                                                --               --         (3,490)               (32,259)
     Payments of Predecessor debt                                   --          (76,134)            --                     --
     Proceeds of Successor long-term borrowings                 34,329          317,700             --                     --
     Payments of Successor long-term borrowings                (46,701)        (131,473)            --                     --
     Payments of financing costs                                    --           (9,744)            --                     --
     Proceeds from issuance of Successor
         common stock                                               --           85,000             --                     --
     Treasury stock purchases                                       (5)              --           (660)                (5,613)
                                                              --------        ---------        -------               --------
Net cash from (used in) financing activities                   (12,377)         185,349           (816)               (22,030)
                                                              --------        ---------        -------               --------
Net effect of exchange rate changes on cash                        (34)             (19)             9                     59
                                                              --------        ---------        -------               --------
Increase (decrease) in cash and cash equivalents                 4,535           (4,577)           (35)                   708
Cash and cash equivalents, beginning of period                   4,573            9,150          9,185                  8,477
                                                              --------        ---------        -------               --------
Cash and cash equivalents, end of period                      $  9,108        $   4,573        $ 9,150               $  9,185
                                                              ========        =========        =======               ========


The accompanying notes are an integral part of these consolidated statements.

                        Simmons Company and Subsidiaries
                Consolidated Statements of Cash Flows - Continued
                                 (in thousands)

                                                                Successor                               Predecessor
                                                        -----------------------------          ---------------------------
                                                                         Period from            Period from
                                                                           March 22,            December 31,
                                                            Year            1996                   1995         Year
                                                           ended           through                through       ended
                                                        December 27,     December 28,            March 21,   December 30,
                                                             1997            1996                  1996         1995
                                                       -------------     ------------          ------------  ------------
Supplemental cash flow information:
     Cash paid for interest                               $17,526         $  11,798              $    803      $  5,458
                                                          =======         =========              =========     ========
     Cash paid for income taxes                           $    60         $      93              $  2,315      $  3,047
                                                          =======         =========              ========      ========


The accompanying notes are an integral part of these consolidated statements.

                        Simmons Company and Subsidiaries
                   Notes to Consolidated Financial Statements
                      (in thousands, except share amounts)

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

         The following condensed pro forma disclosure for net sales and net income are based on the consolidated financial statements included elsewhere herein, adjusted to give effect to (i) the Acquisition and (ii) the Offering of the Notes and the application of the net proceeds therefrom to repay the Subordinated Loan Facility (collectively, the "Transactions"). This pro forma disclosure assumes that the Transactions were consummated as of December 31, 1995 and does not purport to be indicative of the results that would actually have been obtained if the Transactions had occurred on the date indicated or of the results that may be obtained in the future.

                                Combined
Pro Forma (in thousands):         1996
                                --------
Net sales                       $530,301
                                ========
Net  income (loss)              $  4,657
                                ========

                        SIMMONS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
-------------------------------------------------------------------------------



2.   PRINCIPAL ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements of the Company include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Accounting

         The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles. Such financial statements include estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimates. Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the current year presentation.

Fiscal Year

         The Company operates on a 52/53 week fiscal year ending on the last Saturday in December. Fiscal years 1997, 1996 (Successor '96 and Predecessor '96, combined) and 1995 comprised 52 weeks.

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

         Buildings and improvements                   10 - 25 years
         Machinery and equipment                       5 - 15 years

Patents and Goodwill

         The Acquisition resulted in a new basis of the value of the Company's intangible assets. Accordingly, patents were adjusted to their estimated fair value. For all periods, the cost of patents acquired are being amortized using the straight-line method over the estimated remaining economic lives of the respective patents, principally over seven years. Amortization expense was approximately $2,799, $2,071, $438 and $1,929 for 1997, Successor '96,
Predecessor '96 and 1995, respectively.

         Goodwill is being amortized on a straight-line basis, over the estimated periods benefited (principally 40 years). In 1996 goodwill increased as a result of accounting for the Acquisition. Amortization expense was $4,880, $3,577, $886 and $3,824 for 1997, Successor '96, Predecessor '96 and 1995,
respectively.

                        SIMMONS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
-------------------------------------------------------------------------------


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

ESOP Expense

         The Company follows the provisions of Statement of Position No. 93-6 of the American Institute of Certified Public Accountants, "Employers' Accounting for Employee Stock Ownership Plans," whereby ESOP expense is recognized as an amount equal to the fair market value of the shares allocated to participants' accounts. The unearned compensation balance continues to be amortized using the shares allocated method (i.e., at cost). The difference in these two amounts, if any, is recorded as an adjustment to additional paid-in capital.

Product Development Costs

         Costs associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to approximately $1,185, $862, $270 and $1,245 for 1997, Successor '96, Predecessor '96 and 1995, respectively, and are included in cost of products sold in the accompanying consolidated statements of operations.

Advertising Costs

         The Company records the cost of advertising as an expense when incurred. Advertising expense was $54,802, $43,652, $9,861 and $49,510 for 1997, Successor '96, Predecessor '96 and 1995, respectively, and is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

Significant Concentrations of Risk

         The Company manufactures and markets sleep products, including mattresses, box springs, and flotation mattresses to retail establishments primarily in the United States. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Sales to three of the Company's major customers aggregated approximately 21%, 21% and 23% of total sales for 1997, Successor '96 and Predecessor '96, combined, and 1995, respectively. Accounts receivable from one customer was approximately 9% and 5% of total accounts receivable at December 27, 1997 and December 28, 1996, respectively. Sales to Heilig Meyers entities represented approximately 10.7% of net sales for 1997, however, sales to no one customer represented more than 10% of net sales for Successor '96 and Predecessor '96, combined, or 1995.

         Purchases of raw materials from one vendor represented approximately 24%, 23% and 20% of cost of products sold for 1997, Successor '96 and Predecessor '96, combined, and 1995, respectively.

         The Company maintains cash balances in excess of FDIC insurance limits at certain large financial institutions. The Company monitors the financial condition of such institutions and considers the risk of loss to be remote.

                        SIMMONS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
-------------------------------------------------------------------------------


3.       EMPLOYEE STOCK OWNERSHIP PLAN

         The Company is structured so that the employees of the Company have a beneficial ownership of the Company's stock through their participation in the ESOP. At December 30, 1995, the ESOP owned 11,690,115 shares of the Company's common stock. The funds used to purchase the common stock were borrowed by the ESOP pursuant to various loan agreements with the Company.

         In connection with the Acquisition, the ESOP sold 6,001,257 shares of common stock of the Company to Holdings (representing all the shares held by the ESOP that had been allocated to plan participants as of such date) for $31.2 million in the aggregate, which amount was reinvested in diversified investments in the respective accounts of such participants in the ESOP. Each of the remaining 5,670,406 shares of common stock of the Company was converted into one share of Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to one vote, is convertible into one share of common stock of the Company at any time at the option of the holders thereof and is entitled to a liquidation preference of $5.00 per share. Upon the occurrence of certain events, Holdings or the Company may cause the Series A Preferred Stock to be converted into common stock of the Company and, following such conversion, to be exchanged for shares of Holdings' capital stock.

         The ESOP pledged all of its shares of the Company's common and preferred stock as collateral for the ESOP loans. These shares are held by State Street Bank and Trust Company, the ESOP trustee, in a suspense account and are released to the ESOP participants' accounts based on debt service. As of December 30, 1995, 6,019,709 shares of common stock had been allocated to participants' accounts. The remaining unallocated shares of common stock held in the ESOP had an estimated fair value of approximately $29,664 ($5.30 per share) at December 30, 1995. As of December 28, 1996, no shares of Series A Preferred Stock had been allocated to participants' accounts, although 1,000,000 shares of such stock had been committed to be released. In 1997, 1,096,000 shares were released to participant's accounts for the 1996 ESOP allocation. In addition, as of December 27, 1997, 1,150,000 additional shares of such stock have been committed to be released. The remaining unallocated shares of Series A Preferred Stock held in the ESOP had an estimated fair value of approximately $17,122 ($5.00 per share) at December 27, 1997.

         Under the ESOP, employees are eligible to participate in the ESOP following the date when the employee has completed at least one year of service and has reached age 21. All employees of the Company, except employees who are covered by a negotiated collective bargaining agreement (unless the collective bargaining agreement provides for participation in the ESOP) or who are nonresident aliens, are covered by the ESOP. Approximately 60% of the Company's full-time employees are participants in the ESOP. The participants and beneficiaries of the ESOP are not subject to income tax with respect to contributions made on their behalf until they receive distributions from the ESOP.

         Under the provisions of the ESOP, the Company is obligated to repurchase participant shares which have been distributed under the terms of the ESOP, as long as the shares are not publicly traded or if the shares are subject to trading limitations. The Company repurchased approximately 58,700 shares from ESOP participants in 1995 at prices ranging from $3.30 to $4.50 per share, 18,452 shares from ESOP participants in 1996 (prior to the Acquisition) at a price of $4.50 per share and 974 shares from ESOP participants in 1997 at a price of $5.00 per share. These shares are reflected as treasury stock in the common stockholders' equity section of the balance sheet.

         Because of the Company's obligation to repurchase its shares from the ESOP under certain circumstances for their then current fair value, the Company has classified the redemption value of such shares in the accompanying consolidated balance sheets as Redeemable Series A Preferred Stock under ESOP as of December 27, 1997 and December 28, 1996, and as Redeemable Common Stock under ESOP as of December 30, 1995. Additionally, pursuant to generally accepted accounting principles, the Company has classified a proportional amount of unearned compensation under ESOP in the same manner.

         The Company also repurchased 1,608,019 shares at $3.30 to $4.50 per share from non-ESOP stockholders

                        SIMMONS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
-------------------------------------------------------------------------------


during 1995, which is also reflected as treasury stock in 1995.

4.       ACCOUNTS RECEIVABLE

         Accounts receivable consisted of the following at December 27, 1997 and December 28, 1996:

                                            December 27,    December 28,
                                                1997            1996
                                            ------------    ------------
Accounts receivable                          $ 73,239        $ 77,335
Allowance for doubtful accounts                (3,938)         (5,644)
Allowance for cash discounts and other         (3,813)         (5,057)
                                             --------        --------
                                             $ 65,488        $ 66,634
                                             ========        ========

5.       INVENTORIES

         Inventories consisted of the following at December 27, 1997 and December 28, 1996:

                     December 27,   December 28,
                         1997          1996
                     ------------   ------------
Raw materials          $12,209       $12,044
Work-in-progress         1,531         1,888
Finished goods           6,230         4,901
                       -------       -------
                       $19,970       $18,833
                       =======       =======

6.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following at December 27, 1997 and December 28, 1996:

                                     December 27,     December 28,
                                         1997            1996
                                     ------------     ------------
Land, buildings and improvements       $ 11,945        $  6,716
Machinery and equipment                  39,309          28,824
Construction in progress                  3,713           4,299
                                       --------        --------
                                         54,967          39,839
Less accumulated depreciation            (7,403)         (1,760)
                                       --------        --------
                                       $ 47,564        $ 38,079
                                       ========        ========

         Depreciation expense for 1997, Successor '96, Predecessor '96 and 1995 was $5,870, $3,468, $874 and $4,027, respectively.

7.       OTHER ASSETS

         Other assets consisted of the following at December 27, 1997 and December 28, 1996:

                                                          December 27,  December 28,
                                                             1997          1996
                                                          ------------  ------------
Long-term note receivable                                  $ 2,200       $ 2,200
Debt issuance costs, net of accumulated amortization
     of $1,165 and $552, respectively                        7,259         7,670
Other                                                        1,034         2,041
                                                           -------       -------
                                                           $10,493       $11,911
                                                           =======       =======

         Debt issuance costs are amortized using the effective interest method and are included in interest expense.

                        SIMMONS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
-------------------------------------------------------------------------------


Amortization of $613, $521, $84 and $679 for 1997, Successor '96, Predecessor '96 and 1995, respectively, is included as a component of interest expense in the accompanying consolidated statements of operations.

8.       LONG-TERM OBLIGATIONS

         Long-term obligations consisted of the following at December 27, 1997 and December 28, 1996:

                                                December 27,     December 28,
                                                    1997             1996
                                                ------------     ------------
Senior loans:
     Tranche A term loan                         $  33,000        $  35,516
     Tranche B term loan                            34,700           34,784
     Revolving loan                                     --           16,000
10.75% Series A Senior Subordinated
     Notes due 2006                                100,000          100,000
Industrial Revenue Bonds, 7.00%, due 2017            9,700            9,700
Industrial Revenue Bonds, 4.30%, due 2016            5,000               --
Construction loan                                    1,329               --
Other, including capital lease obligations             714              815
                                                 ---------        ---------
                                                   184,443          196,815
Less current portion                               (10,873)          (2,701)
                                                 ---------        ---------
                                                 $ 173,570        $ 194,114
                                                 =========        =========

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

         The interest rate under the Senior Credit Facility is based, at the Company's option, on an Alternate Base Rate or a Eurodollar Rate (both as defined), plus margins as follows:

                                                      Revolving            Tranche A             Tranche B
                                                     Credit Loan           Term Loan             Term Loan
                                                     -----------           ---------             ---------
Alternate base rate                                    1.25%                 1.25%                  1.75%
Eurodollar rate (LIBOR-based)                          2.50%                 2.50%                  3.00%

         The interest rates per annum in effect at December 27, 1997 for the Tranche A and Tranche B term loans were 8.25% and 8.75%, respectively.

         Management of the Company has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters. The Company enters into interest rate swap agreements whereby the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount linked to LIBOR. Any differences paid or received on the interest rate swap agreement are recognized as adjustments to interest expense over the life of the swap, thereby adjusting the effective interest rate on the underlying obligation. On June 11, 1996, the Company entered into two interest rate swap agreements to effectively convert $40.0 million of the variable Tranche A and Tranche B debt to fixed rate debt with effective interest rates of 8.8% - 9.3%. The interest rate swap agreements have a duration of two years and have an option to extend for a one year period. At December 27, 1997, the fair

                        SIMMONS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
-------------------------------------------------------------------------------


value of the interest rate swap agreements was not significant.

         At December 27, 1997, the amount under the revolving credit portion of the Senior Credit Facility that was available to be drawn was approximately $36.1 million, after giving effect to $3.9 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the revolving credit facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the revolving credit facility to fund acquisitions and capital expenditures.

         The Senior Credit Facility contains certain covenants and restrictions on actions by the Company and its subsidiaries. In addition, the Senior Credit Facility requires that the Company comply with specified financial ratios and tests, including minimum cash flow, a maximum ratio of indebtedness to cash flow and a minimum interest coverage ratio. During the third quarter of 1996, the Company recorded a $4.0 million gain on the sale of minority interests in certain foreign affiliates. The net proceeds from the sale were used to prepay term loan payments as required by the Senior Credit Facility. As of December 27, 1997, the Company was in compliance with respect to all covenants under the Senior Credit Facility.

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

         In December 1997, Simmons Caribbean Bedding, Inc., a wholly owned subsidiary of the Company, entered into a construction loan facility in the amount of $3.2 million, which will be converted into a permanent loan upon completion of a new facility and new equipment installation. As of December 27, 1997, approximately $1.3 million was drawn against the loan facility and is accruing interest at a fluctuating rate equal to two hundred basis points (200) over the London Interbank Offered Rate (or LIBOR), adjusted every ninety (90) days.

         Future maturities of long-term obligations as of December 27, 1997 are as follows:

         1998                                       $ 10,873
         1999                                          8,777
         2000                                         10,669
         2001                                         13,879
         2002                                         16,150
         Thereafter                                  124,095
                                                    --------
                                                    $184,443
                                                    ========

         The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities except for the 10.75% Series A Senior Subordinated Notes due 2006 which are measured at quoted market rate. The fair value of the Company's 10.75% Series A Senior Subordinated Notes due 2006 was $105,250 at December 27, 1997. All other long-term debt approximates the carrying value at December 27, 1997.

                        SIMMONS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
-------------------------------------------------------------------------------


9.       OTHER EXPENSE, NET

         Other expense, net is comprised of the following:

                                                     Successor                       Predecessor
                                             ----------------------------    ---------------------------
                                                              Period from    Period from
                                                               March 22,     December 31,
                                                 Year            1996            1995           Year
                                                ended           through         through        ended
                                              December 27,    December 28,     March 21,    December 30,
                                                 1997             1996            1996          1995
                                              ------------    ------------   -----------    ------------
Acquisition related:
     Management compensation                    $   --          $ 3,735           $ --          $ --
     Other acquisition related expense              --              648             --            --
Management advisory fee                          1,000              833             --            --
Gain on sale of investment                          --           (4,011)            --            --
Other non-operating expenses                       571              352             96           400
                                                ------          -------           ----          ----
                                                $1,571          $ 1,557           $ 96          $400
                                                ======          =======           ====          ====

              The gain on sale of investment was related to the Company's minority interests in Simmons Asia, Ltd. (10.0%), Simmons Bedding & Furniture
(HK) Ltd. (8.1%) and Simmons Company, Ltd. (6.8%).

10.      EXTRAORDINARY ITEM

              In April 1996, the Company recorded a $1,706 charge, net of income tax benefit of $1,137 representing the remaining unamortized debt issuance costs related to long-term obligations repaid as a result of the refinancing of certain Acquisition debt.

11.      LEASES

              The Company leases certain facilities and equipment under operating leases. Rent expense was $11,258, $9,709, $2,388 and $10,626 for 1997, Successor '96, Predecessor '96 and 1995, respectively.

              The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 27, 1997:

1998                                     $ 9,266
1999                                       9,249
2000                                       8,384
2001                                       8,210
2002                                       7,923
Thereafter                                16,484
                                         -------
                                         $59,516
                                         =======

12.      SERIES A PREFERRED STOCK

              The Company is authorized to issue 6,000,000 shares of preferred stock, par value $.01 per share, 5,950,000 of which have been designated as "Series A Preferred Stock." The remaining 50,000 shares are designated "Series C Cumulative Redeemable Exchangeable Preferred Stock," none of which are outstanding. At December 27, 1997, there were 5,670,406 shares outstanding of the Series A Preferred Stock, 5,669,432 shares of which were held by the ESOP and 974 shares held by the Company as treasury stock.

              Each share of Series A Preferred Stock is convertible, at the option of the holder, into the number of shares

                        SIMMONS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
-------------------------------------------------------------------------------


of common stock of the Company that results from multiplying the number of shares of Series A Preferred Stock by the "Conversion Factor" in effect at the time of the conversion. At December 27, 1997 the Conversion Factor was one. However, the Conversion Factor will be (i) proportionately increased if (A) the outstanding shares of common stock of the Company are subdivided into a greater number of shares or a dividend convertible into or exchangeable for common stock is paid or (B) the Investcorp Option is exercised, and (ii) proportionately decreased if the outstanding shares of common stock of the Company are combined into a smaller number of shares. Shares of Series A Preferred Stock also are exchangeable for shares of Class C Stock of Holdings upon the occurrence of certain events.

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

13.      STOCK OPTION PLAN

              The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock incentive plans. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123").

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

                        SIMMONS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
-------------------------------------------------------------------------------


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

              In connection with the Acquisition, the Company entered into an agreement with Holdings whereby if Holdings grants any options to purchase shares of common or Class C Stock of Holdings to a director, employee or consultant of the Company, the Company will grant to Holdings corresponding options, exercisable only upon exercise of the Holdings options, to purchase the same number of shares of common stock of the Company at the same per share exercise price and subject to substantially the same terms and conditions as the Holdings options. All references to stock options under the 1996 Plan pertain to the Holdings options which have been attributed to the Company for disclosure purposes. Information relating to stock options during 1997 and 1996 is as follows:

                                                        Weighted
                                                        Average
                                     Number             Exercise
                                    of Shares            Price
                                   -----------         ----------
Shares under option
    at December 28, 1996           2,911,561           $   2.66
Granted                               50,000           $   2.95
Forfeited                            (39,728)          $   2.66
                                  ----------           --------
Shares under option
    at December 27, 1997           2,921,833           $   2.66
                                  ==========           ========
Shares exercisable
    at December 27, 1997             574,369           $   2.66
                                  ==========           ========
Shares exercisable
    at December 28, 1996                   0           $   2.66
                                  ==========           ========

All outstanding options were nonqualified options. No compensation expense related to stock option grants was recorded in 1997 or 1996 as the option exercise prices were equal to fair market value on the date of grant.

              Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method under that Statement. The fair value for these options was estimated at the date of grant using the minimum present value method with the following weighted average assumptions for 1997 and 1996:

                                   1997             1996
                                 -------          -------
Risk-free interest rate             6.08%            6.32%
Expected life                    7 years          7 years

              For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' expected life. The Company's pro forma net earnings were as follows:

                                                1997               1996
                                               ------            ------
Net earnings - as reported                     $6,362            $1,312
Net earnings - proforma                         6,133             1,155
Weighted average fair value of options
    granted during the year                    $ 1.00            $ 0.93

                        SIMMONS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
-------------------------------------------------------------------------------


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

14.      INCOME TAXES

         The components of the provision for income taxes are as follows:

                                        Successor                     Predecessor
                              -----------------------------    ----------------------------
                                               Period from     Period from
                                                March 22,      December 31,
                                 Year             1996            1995           Year
                                 Ended           through         through         Ended
                              December 27,     December 28,      March 21,    December 30,
                                   1997            1996            1996           1995
                              ------------     ------------    -----------    ------------
Current tax provision:
    Federal                      $   --          $   --          $   --          $5,398
    State                            --              --              --           1,102
    Foreign                         299             262              --              --
                                 ------          ------          ------          ------
                                    299             262              --           6,500
                                 ------          ------          ------          ------
Deferred tax provision:
    Federal                       5,230           3,627             231             903
    State                           996             793              51             103
                                 ------          ------          ------          ------
                                  6,226           4,420             282           1,006
                                 ------          ------          ------          ------
                                 $6,525          $4,682          $  282          $7,506
                                 ======          ======          ======          ======

         The reconciliation of the statutory federal income tax rate to the effective income tax rate for 1997, Successor '96, Predecessor '96, and 1995 provision for income taxes is as follows:

                                                          Successor                        Predecessor
                                                  --------------------------       -------------------------
                                                                 Period from       Period from
                                                                  March 22,        December 31,
                                                      Year           1996             1995              Year
                                                     Ended         through          through            Ended
                                                  December 27,   December 28,       March 21,      December 30,
                                                      1997            1996             1996             1995
                                                  ------------   ------------      ------------    ------------
Income taxes at federal statutory rate              $4,382          $2,618          $   (53)          $5,921
State income taxes, net of federal benefit             657             556              (18)             889
Goodwill amortization                                1,393           1,216              301            1,491
Reduction of valuation allowance                        --              --               --           (1,914)
Other, net                                              93             292               52            1,119
                                                    ------          ------          -------           ------
                                                    $6,525          $4,682          $   282           $7,506
                                                    ======          ======          =======           ======

                        SIMMONS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
-------------------------------------------------------------------------------


         Components of the net deferred income tax asset (liability) at December 27, 1997 and December 28, 1996 are as follows:

                                                                 December 27,       December 28,
                                                                     1997               1996
                                                                 ------------       ------------
Current deferred income taxes:
     Accounts receivable and inventory reserves                   $  3,378           $  4,054
     Accrued liabilities not currently deductible                      521              3,739
     Net operating loss carryforwards                                   82              2,505
     Prepaids and other assets, net currently taxable                 (752)              (318)
                                                                  --------           --------
                                                                     3,229              9,980
Noncurrent deferred income taxes:
     Property basis differences                                     (2,896)            (2,960)
     Patents basis differences                                      (4,214)            (5,205)
     ESOP liability basis differences                                8,710             10,844
     Net operating loss carryforwards                                2,638              1,688
     Valuation allowance                                            (2,638)            (1,688)
     Other noncurrent accrued liabilities, not currently
         deductible                                                  6,853              5,361
                                                                  --------           --------
                                                                     8,453              8,040
                                                                  --------           --------
     Net deferred tax asset                                       $ 11,682           $ 18,020
                                                                  ========           ========

         At December 27, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $6,782, all of which is limited to its utilization under the Internal Revenue Code. Due to such limitations, the Company believes it is more likely than not that it will not realize the benefit of the loss carryforwards and has provided a valuation allowance of approximately $2,638 to fully reserve such amounts as of December 27, 1997. The Company carried back its unlimited net operating loss generated in the 1996 tax year. These carryforwards expire through 2011. Undistributed earnings to be permanently reinvested by the international subsidiaries totaled approximately $1,500 at December 27, 1997. Because these earnings are to be permanently reinvested, no U.S. deferred income tax has been recorded for them.

15.      RETIREMENT PLANS

         The Company has a defined contribution pension plan (a 401(K) plan) for substantially all employees other than employees subject to collective bargaining agreements. Eligible participants may make limited contributions to the defined contribution plan; however, no employer contributions are allowed.

         Certain union employees participate in multi-employer pension plans sponsored by their respective unions. Amounts charged to pension cost, representing the Company's required contributions to these plans for 1997, Successor '96 and Predecessor '96, combined, and 1995 were $1,439, $1,495 and $1,366, respectively.

         The Company had accrued $2,679 and $2,709 at December 27, 1997 and December 28, 1996, respectively, for a supplemental executive retirement plan for a former executive. Such amounts are included in postretirement benefit obligations other than pensions in the accompanying consolidated balance sheets.

         The Company also has an unfunded nonqualified employee stock ownership plan to provide benefits to certain employees who were not eligible to participate in the ESOP. Benefits are to be paid in cash and are computed based on the value of shares the participants would have received had they participated in the ESOP. Participants are entitled to receive accrued benefits upon termination of employment with the Company, retirement, death, or permanent disability. Benefits vest based on the provisions of the ESOP. The Company charged approximately $64, $128 and $405 to expense for 1997, Successor '96 and Predecessor '96, combined, and 1995, respectively. The accrued benefits under the nonqualified plan were $189 and $156 at December 27, 1997 and December 28, 1996, respectively, and are included in other long-term liabilities in the accompanying consolidated balance sheets. Vested interests of current participants in the plan were distributed upon consummation of the Acquisition.

                        SIMMONS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
-------------------------------------------------------------------------------


         The Company provides certain health care and life insurance benefits to eligible retired employees. Eligibility is defined as retirement from active employment, having reached age 55 with 15 years of service, and previous coverage as a salaried or nonunion employee. Additionally, dependents are eligible to receive benefits, provided the dependent was covered prior to retirement. The medical plan pays a stated percentage of most medical expenses reduced for any deductible and payments made by government programs and other group coverage. Additionally, there is a $20 thousand lifetime maximum benefit for participants age 65 and over. The Company also provides life insurance to all retirees who retired before 1979. These plans are unfunded.

         The Company accrues the cost of providing postretirement benefits, including medical and life insurance coverage, during the active service period of the employee.

         The following table presents a reconciliation of the Plan's status at December 27, 1997 and December 28, 1996:

                                                      December 27,    December 28,
                                                         1997             1996
                                                      ------------    ------------
Accumulated postretirement benefit obligation:
     Retirees                                           $2,809          $ 3,177
     Fully eligible active plan participants               849              996
     Other active participants                           1,480            1,378
                                                        ------          -------
                                                         5,138            5,551
Unrecognized prior service cost                            243              273
Unrecognized net gain/(loss)                               748              (51)
                                                        ------          -------
Accrued postretirement benefit obligation               $6,129          $ 5,773
                                                        ======          =======

     The components of the net periodic postretirement benefit cost for 1997, Successor '96 and Predecessor '96, combined, and 1995 are as follows:

                                                December 27,   December 28,   December 30,
                                                   1997            1996            1995
                                                ------------   ------------   ------------
Service cost                                      $ 187           $ 156           $ 163
Interest cost on accumulated benefit
      obligation                                    338             375             387
Amortization of:
     Unrecognized prior service cost                (30)            (30)            (30)
     Gain                                           (22)             --              --
                                                  -----           -----           -----
Net periodic postretirement benefit cost          $ 473           $ 501           $ 520
                                                  =====           =====           =====

         Assumptions used in the computation of the accumulated postretirement benefit obligation at December 27, 1997 and December 28, 1996 are as follows:

                                                             December 27,      December 28,
                                                                 1997              1996
                                                             ------------      ------------
Discount rate                                                    7.00%             7.25%
Initial health care cost trend rate                             10.50%            11.00%
Ultimate health care cost trend rate                             5.50%             5.50%
Year ultimate health care cost trend rate reached                2007              2007

         If the health care cost trend rate were increased by 1% for all future years, the accumulated postretirement benefit obligation as of December 27, 1997 would have increased 8.8%. The effect of this change on the aggregate of service and interest cost for 1997 would have been an increase of 13.0%.

                        SIMMONS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
-------------------------------------------------------------------------------


16.      CONTINGENCIES

         From time to time, the Company has been involved in various legal proceedings. Management believes that all such litigation is routine in nature and incidental to the conduct of its business, and that none of such litigation, if determined adversely to the Company, would have a material adverse effect on the financial condition or results of operations of the Company.

17.       RELATED PARTY TRANSACTIONS

         In connection with the Acquisition, the Company entered into an agreement for management advisory and consulting services (the "Management Agreement") with Investcorp International Inc. ("International") pursuant to which the Company agreed to pay International $1.0 million per annum for a five-year term. At the closing of the Acquisition, the Company paid International $3.0 million for the first three years of the term of the Management Agreement in accordance with its terms. As of December 27, 1997, approximately $1.2 million of this payment remained unamortized and a portion of the balance is reflected in the other current asset and other asset sections of the accompanying consolidated balance sheet, as appropriate.

         In connection with the Acquisition, the Company entered into an agreement with Holdings pursuant to which the Company agreed to reimburse Holdings for certain expenses incident to Holdings' ownership of the Company's capital stock for as long as Holdings and the Company file consolidated federal income tax returns. Such expenses include franchise taxes and other fees required to maintain Holdings' corporate existence; operating costs incurred by Holdings attributable to its ownership of the Company's capital stock not to exceed $250 thousand per fiscal year; federal, state and local taxes paid by Holdings and attributable to income of the Company and its subsidiaries other than taxes arising from the sale or exchange by Holdings of the Company's common stock; the purchase price of capital stock or options to purchase capital stock of Holdings owned by former employees of the Company or its subsidiaries not to exceed $2,500 per year or $7,500, in the aggregate, permitted under the Senior Credit Facility and the indenture relating to the Series A Senior Subordinated Notes due 2006; and registration expenses incurred by Holdings incident to a registration of any capital stock of Holdings under the Securities Act.

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

Name                                        Age               Positions
----                                        ---               ---------
Zenon S. Nie                                47                Chairman of the Board of Directors, Chief
                                                              Executive Officer and Director.
Jonathan C. Daiker                          50                Executive Vice President - Finance and Administration,
                                                              Chief Financial Officer and Director.
Martin R. Passaglia                         49                Senior Executive Vice President and Director.
Jon P. Hedley                               37                Director.
Christopher J. O'Brien                      39                Director.
Charles J. Philippin                        47                Director.
Savio W. Tung                               46                Director.

William L. Ayers, IV                        52                Executive Vice President - Marketing and Sales.
Joseph Ulicny                               55                Executive Vice President - Market Development.
Robert K. Barton                            57                Senior Vice President - Human Resources.
Leo T. Brennan                              62                Vice President-Materials Management.
Roger W. Franklin                           42                Vice President-Finance and Treasurer.
James P. Maher                              62                Divisional President.
Cleve B. Murphy                             47                Divisional President.
Gary G. Pleasant                            55                Divisional President.

DIRECTORS

         The following sets forth the name, principal occupation and employment and business experience during the last five years for each of the Company's directors:

         Zenon S. Nie joined the Company in 1993 as Chief Executive Officer and was appointed Chairman in January 1994. Prior to joining the Company, Mr. Nie served as President of the Consumer Home Fashions Division of The Bibb Company, a textile manufacturer, from 1991 to 1993. From 1981 through 1991, Mr. Nie held several senior management positions at Serta, Inc., a bedding manufacturer, including President, Executive Vice President, Chief Operating Officer, Senior Vice President-Manufacturing, Finance and Administrative and Vice President-Strategic Planning. Mr. Nie's previous experience includes several marketing positions at Sealy Corporation, a bedding manufacturer. Mr. Nie is a director of Ladd Furniture, Inc.

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

         Jon P. Hedley became a director of the Company upon its creation in March 1996. He has been an executive of Investcorp, its predecessor or one or more of its wholly owned subsidiaries since April 1990. Mr. Hedley is a director of CSK Auto Corp. and Saks Holdings, Inc.

         Christopher J. O'Brien became a director of the Company upon its creation in March 1996. He has been an executive of Investcorp, its predecessor or one or more of its wholly owned subsidiaries since December 1993. Prior to joining Investcorp, Mr. O'Brien was a Managing Director of Mancuso & Company for four years. Mr. O'Brien is a director of CSK Auto Corp., Falcon Building Products, Inc. and Star Markets, Inc.

         Charles J. Philippin became a director of the Company upon its creation in March 1996. He has been an executive of Investcorp, its predecessor or one or more of its wholly owned subsidiaries since July 1994. Prior to joining Investcorp, Mr. Philippin was a partner of Coopers & Lybrand L.L.P., an accounting firm. Mr. Philippin is a director of CSK Auto Corp., Falcon Building Products, Inc. and Saks Holdings, Inc.

         Savio W. Tung became a director of the Company upon its creation in March 1996. He has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since September 1984. Mr. Tung is a director of CSK Auto Corp., Saks Holdings, Inc. and Star Markets, Inc.

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

         Gary G. Pleasant rejoined the Company in 1991 as Vice President and General Manager-Seattle and was promoted to Divisional Executive Vice President, in January 1995. He was promoted to his current position of Divisional President in January 1997. Mr. Pleasant had been previously employed by the Company from 1966 to 1985 in various sales management positions. From 1985 to 1991, Mr. Pleasant worked for Sealy Corporation, first as Vice President-Sales - Ohio-Sealy and then as National Vice President-Marketing and Sales.

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

                                              SUMMARY COMPENSATION TABLE

                                                                                      Long-Term
                                                                                    Compensation-
                                                                                       Awards
                                                                                    -------------
                                                                                     Securities
                                                                                     Underlying
                                                         Annual Compensation          Options /             All Other
                                                         ----------------------
                                                         Salary       Bonus (a)        SARs (b)         Compensation (c)
    Name and Principal Position          Year              ($)           ($)              (#)                 ($)
    ---------------------------          ----            ------       ---------       ----------        ----------------
Zenon S. Nie                             1997            517,500      586,366                 --             14,282
Chairman & Chief Executive Officer       1996            501,458      876,823          1,800,000             31,551
                                         1995            404,167      474,896            300,000             23,142

Martin R. Passaglia                      1997            267,500      211,325                 --             10,519
Senior Executive Vice President          1996            267,500      234,063             64,237            161,721
                                         1995            250,000      262,500             71,306             20,459

Jonathan C. Daiker                       1997            213,000      169,060                 --              8,437
Executive Vice President - Finance &     1996            205,750      230,031            156,338             30,741
Administration, Chief Financial          1995            150,000      182,500            150,500             24,144
Officer

Robert K. Barton                         1997            180,000      143,517                 --             10,715
Senior Vice President - Human            1996            171,750      150,281             63,667            147,447
Resources                                1995            165,500      173,775             70,500             19,801

Joseph Ulicny                            1997            180,000      142,793                 --             10,029
Executive Vice President - Market        1996            172,483      150,923             30,000             27,028
Development                              1995            167,200      175,962                 --             19,996

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

(c) Consists of (i) contributions to defined contribution plans in 1996 and 1995, respectively, in the amounts of $17,192 and $15,368 for Mr. Nie, $17,192 and $15,740 for Mr. Passaglia, $17,192 and $0 for Mr. Daiker, $17,192 and $15,740 for Mr. Barton, and $17,192 and $15,368 for Mr. Ulicny (1997
contributions have not been established as of this date); (ii) premiums for term life insurance and long-term disability insurance in 1997, 1996 and 1995, respectively, in the amounts of $14,282, $14,359 and $7,774 for Mr. Nie, $10,519, $11,185 and $4,719 for Mr. Passaglia, $8,437, $8,231 and $5,334 for Mr.
Daiker, $10,715, $11,908 and $4,061 for Mr. Barton, $10,029, $9,836 and $4,628
for Mr. Ulicny, respectively; (iii) payments of benefit under non-qualified ESOP in 1996, in the amount of $133,344 and $118,347 for Mr. Passaglia and Mr. Barton, respectively; and
(iii) relocation assistance in 1996 and 1995 in the amounts of $5,228 and $18,810 for Mr. Daiker.

                         AGGREGATE OPTION EXERCISES AND
                       FISCAL YEAR-END OPTION VALUE TABLE

                                                   Number of Shares Of
                                                      Common Stock
                                                       Underlying                             Value of Unexercised
                                                 Unexercised Options at                       In-the-Money Options
                                                    December 27, 1997                          at December 27, 1997
                                            -----------------------------              ---------------------------------
Name                                        Vested               Unvested                Vested                 Unvested

Zenon S. Nie                                360,000            1,440,000               $104,688                 $418,752
Martin R. Passaglia                          12,847               51,390                  3,736                   14,944
Jonathan C. Daiker                           31,268              125,070                  9,093                   36,370
Robert K. Barton                             12,733               50,934                  3,703                   14,811
Joseph Ulicny                                 6,000               24,000                  1,745                    6,979

RETIREMENT PLANS

         Qualified Retirement Plans.

         The Company maintains several single employer retirement plans including a single employer defined benefit plan and two single employer defined contribution plans (the Simmons ESOP ("ESOP") and a 401(K) plan) which are intended to be qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). The Company also participates in a number of multi-employer pension plans, from which it has no present intention to withdraw. In the aggregate, these plans cover substantially all permanent employees.

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

         Presently, there are approximately 505 participants in this plan, and participants have the ability to direct the investment of their account balances. Eligible employees may defer the receipt of a portion of their covered compensation up to 6% of compensation on a pre-tax basis, subject to various limitations. Participants are fully vested in their contributions at all times. The Company did not make any contributions to the plan during plan year 1997 (other than the pre-tax deferrals mentioned above).

         ESOP. The ESOP is a defined contribution pension benefit plan that is designed to qualify as a leveraged employee stock ownership plan within the meaning of Section 4975(e)(7) of the Code. Assets of the ESOP are held in a trust with respect to which State Street Bank and Trust Company (the "ESOP Trustee") serves as trustee. The ESOP covers otherwise eligible employees of the Company who have completed at least one year of service for the Company, and have reached age 21. As of December 27, 1997, approximately 1,700 employees participated in the ESOP.

         The ESOP provides benefits to each participating employee based on the value of the Company's Series A Preferred Stock allocated to such participant's account over the period of such participant's participation in the plan. In general, benefits become payable to participants only following retirement or other separation from employment.

         Leveraged ESOPs differ from other defined contribution employee pension benefit plans due to their ability to borrow funds from the employer sponsoring the plan or from other parties in order to acquire company stock for allocation to participants' accounts as such indebtedness is repaid. Pending such allocation, as described below, company stock acquired by the ESOP is held by the trustee in a suspense account. In connection with the establishment of the ESOP in 1989, the ESOP borrowed funds from the Company for the purpose of acquiring Company stock. As of December 27, 1997, the ESOP was indebted to the Company in the approximate principal amount of $51.2 million. Prior to March 22, 1996, the date of the Acquisition, the ESOP held 11,671,663 shares of common stock of the Company. On the Acquisition Closing Date, the ESOP sold 6,001,257 shares, representing all shares theretofore allocated to participants' ESOP accounts, to Holdings for approximately $31.2 million in the aggregate, the net proceeds of which were reinvested in diversified investments in the respective accounts of such participants in the ESOP. Pursuant to the Merger, the remaining 5,670,406 shares, representing all unallocated shares held in the suspense account, were converted into Series A Preferred Stock. If converted into common stock of the Company or capital stock of Holdings, the Series A Preferred Stock would represent direct or indirect ownership of 15.1% of the common stock of the Company, after giving effect to such conversion (exclusive of stock options granted under the Company's management stock incentive plan) or the Investcorp Option.

         The Company will make annual cash contributions to the ESOP in an amount up to 25% of eligible participant compensation, subject to certain limitations and conditions. The ESOP will then use all such cash to repay the internal ESOP Loan to the Company. As a result, there is no cash cost to the Company associated with the contribution to the ESOP. As the internal ESOP Loan is repaid, a portion of the Series A Preferred Stock will be allocated to participant accounts and non-cash ESOP expense equal to the fair value of the allocated shares is charged to non-cash ESOP expense. At such time as the internal ESOP Loan is repaid in full (expected to be in approximately four years), all shares of Series A Preferred Stock held by the ESOP will have been allocated to plan participants.

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

         Defined Benefit Plan. The Company also sponsors a single employer defined benefit pension plan for eligible employees called the Retirement Plan for Simmons U.S.A. Employees. This plan currently benefits only employees covered by certain collective bargaining agreements, and has approximately 113 participants. The monthly benefit for such participants upon normal retirement is generally determined as the sum of (i) 0.75% of monthly earnings as of January 1, 1963 multiplied by specified credited service as of May 1, 1963, (ii) 1.0% of the first $400 of monthly earnings plus 1.75% of monthly earnings in excess of $400 for the time period from May 1, 1963 through April 30, 1967 and
(iii) 1.25% of the first $550 of monthly earnings plus 1.75% of monthly earnings in excess of $550 for each year and completed month of credited service, beginning May 1, 1967. There is a reduction for benefits accrued under the Retirement Plan for Simmons Employees, a predecessor plan that was terminated in 1987. A somewhat different formula applies to certain employees who are represented by IAM Local 315 in New Jersey and UFWA Local 262 in California. This plan is fully funded and accruals have been frozen. None of the named executive officers benefits under the plan.

         Multi-employer Plans. Certain union employees participate in multi-employer pension plans sponsored by their respective unions. Amounts charged to pension cost, representing the Company's required contributions to these plans for the year ended December 27,1997, the periods ended March 21, 1996 and December 28, 1996 combined, and the year ended December 30, 1995 were $1,439, $1,495, and $1,366, respectively.

         Nonqualified Plans.

         Simmons Company Nonqualified Employee Stock Ownership Plan. In 1989, the Company instituted this nonqualified plan to provide benefits to eligible employees similar to those benefits provided under the ESOP, described above. This plan covers certain employees who are not eligible to participate in the ESOP because of restrictions imposed by the ESOP on employees who elected favorable income tax treatment under Code Section 1402 with respect to the sale of employer securities to the ESOP. Benefits are to be paid in cash and are computed based on the value of shares the participants would have received had they participated in the ESOP. Participants are entitled to receive accrued benefits upon termination of employment with the Company, retirement, death or permanent disability. The nonqualified plan provides for bookkeeping entries to be provided on account of each designated employee, to be credited with the shares of stock which would have been allocated to the designated employee's accounts under the ESOP but for the fact that the ESOP terms restricted such an allocation. The same vesting schedule and distribution provisions apply as are described in the ESOP. The Company charged approximately $64, $128, and $405 to expense for the year ended December 27, 1997, the periods ended March 21, 1996 and December 28, 1996 combined, and the year ended December 30, 1995, respectively. The accrued benefits under the nonqualified plan were $189 and $156 at December 27, 1997 and December 28, 1996, respectively, and are included in other long term liabilities in the accompanying balance sheets. Vested interests of current participants in the plan were distributed upon consummation of the Acquisition, resulting in payments in 1996 to Messrs. Barton and Passaglia of $118,347 and $133,344, respectively.

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

EMPLOYMENT ARRANGEMENTS

         Zenon Nie, Chairman of the Board of Directors and Chief Executive Officer, and the Company have entered into a three-year employment agreement (which renews automatically on a daily basis, subject to termination upon three years' notice). Pursuant to that agreement, Mr. Nie is entitled to receive (i) a base salary, currently $575,000 per year, subject to further increases approved by the Company's Board of Directors, (ii) an annual cash bonus based upon achieving specified levels of operating income (the "Annual Incentive Plan") and
(iii) specified fringe benefits, including reimbursement of country club dues and provision of an automobile.

         Martin R. Passaglia, Senior Executive Vice President, and Jonathan C. Daiker, Executive Vice President-Finance and Administration and Chief Financial Officer, have entered into employment agreements with the Company, expiring on January 1, 1997 and March 22, 1998, respectively. Mr. Passaglia's employment agreement renews automatically for successive one-year terms, subject to termination upon notice. Pursuant to these agreements, Messrs. Passaglia and Daiker are entitled to receive a base salary, currently $267,500 and $225,000 per year, respectively (subject to further increases approved by the Company's Board of Directors), and to participate in all Company incentive and fringe benefit programs, including the Annual Incentive Plan.

         Certain additional executive officers, including named executive officers Robert K. Barton, Jonathan C. Daiker and Martin R. Passaglia, have entered into employment agreements pursuant to which such executive officers will be entitled to continue to receive base salary for up to twelve months plus pro rata payments under the Annual Incentive Plan in the event that their employment is terminated other than for cause, death or disability, following a Change of Control, as defined therein. In the case of Messrs. Daiker and Passaglia, the agreements specify that payments due upon a termination following a Change in Control will be the greater of amounts owing pursuant to either these agreements or the agreements referenced in the preceding paragraph. All executive officers are eligible to participate in the Annual Incentive Plan, payments under which are based upon the Company's achievement of targeted levels of operating income, as defined in the plan.

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

         Holdings has granted options to purchase up to 2,440,750 shares of its Class C Stock to certain members of the Company's senior management and has granted additional options to purchase an aggregate of up to approximately 481,083 shares of its Class C Stock to other officers and employees of the Company including 50,000 shares granted during 1997 at an exercise price of $2.95. The exercise price of each option granted in connection with the Acquisition is $2.66 per share, which is the same price per share paid by existing holders of Class C Stock of Holdings to acquire such Class C Stock while options issued subsequent have an exercise price equal to fair market value at the time of grant. In addition, Holdings has granted options to purchase up to an additional 211,744 shares of its Class C Stock to certain members of the Company's senior management at an exercise price of $3.57 per share, which are exercisable if an option that has been granted to an affiliate of Investcorp (the "Investcorp Option") is exercised. Holdings has granted options to acquire up to an additional 35,926 shares of its Class C Stock to officers and employees of the Company, at an exercise price of $3.57 per share, which are also exercisable if the Investcorp Option is exercised. Except as noted in the preceding sentence, the exercise price of each option granted in the future will be equal to the fair market value of the Company's common stock at the time of the grant. Each option will be subject to certain vesting provisions. To the extent not earlier vested or terminated, all options will vest on the tenth anniversary of the date of grant and will expire 30 days thereafter if not exercised.

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

SALARIES

         Base salaries are adjusted annually, following a review by the CEO. In the course of the review, performance of the individual with respect to specific objectives is evaluated, as are any increases in responsibility, and salaries for similar positions. The specific objectives for each executive officer are set by the individual's manager or the CEO, and will vary for each executive position and for each year. Since this is a base salary review, performance of the Company does not weigh heavily in the result. When all reviews are completed, the CEO makes a recommendation to the non-employee members of the Board for their review and final approval.

         With respect to the CEO, the Board reviews and fixes his base salary primarily on the Board's assessment of his performance and its expectations as to his future contributions. Competitive compensation data is also a major factor in establishing the CEO's salary, but no precise formula is applied in considering this data. The Board's review takes place annually.

ANNUAL CASH BONUSES

         For fiscal year 1997, annual cash bonuses were governed by the Company's Management Incentive Plan which is heavily dependent on the financial performance of the Company, and less so on individual performance. The Board of Directors of the Company reviewed the business plan developed by management and then approved the objectives for the year, capital expenditure plans and other factors, and set a target amount of earnings. The Board then incorporated this target into the Management Incentive Plan as a threshold below which no bonus would be paid. With respect to the CEO's bonus, the Board reviewed this separately, with the amount allocated by salary ratio as a base. Performance factors were then considered, such as attainment of objectives in product development, market share, representation of the Company at investor meetings, development of management personnel, and other considerations, including in particular for 1996, the successful completion of the Investcorp transaction.

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company has two classes of issued and outstanding stock (common stock and Series A Preferred Stock), both of which possess voting rights. At December 27, 1997, there were 31,964,452 shares of the Company's common stock issued and outstanding, representing 84.9% of the outstanding voting securities of the Company, and 5,670,406 shares of Series A Preferred Stock issued and outstanding, representing 15.1% of the outstanding voting securities of the Company. All of the Company's common stock is owned by Holdings and all of the Series A Preferred Stock is owned by the Simmons ESOP. The address of the Simmons ESOP is c /o State Street Bank and Trust Company, as Trustee, 200 Newport Avenue, North Quincy, MA 02171.

         Of the three classes of issued and outstanding stock of Holdings (Class A, Class C and Class D stock), only shares of Class D stock currently possess voting rights. At December 27, 1997, there were 200,000 shares of Holdings' Class D stock issued and outstanding. Certain of the investors in the equity of Holdings intend to offer certain members of the Company's management an opportunity to purchase shares of Class C stock of Holdings, which stock has no voting rights except in certain limited circumstances. The following table sets forth the beneficial ownership of each class of issued and outstanding voting securities of Holdings which currently possess voting rights, as of the date hereof, by each director of the Company, each of the executive officers of the Company as a group and each person who beneficially owns more than 5% of the outstanding shares of any class of voting securities of Holdings.

Class D Voting Stock:

                                            Number of        Percent of
         Name                               Shares (a)       Class (a)
         ----                               ----------       ---------
INVESTCORP S.A. (b)(c)                       200,000          100.0%
     37 rue Notre-Dame,
     Luxembourg

                                                                         Number of        Percent of
         Name                                                            Shares (a)       Class (a)
         ----                                                            ----------       ----------
SIPCO Limited (d)                                                          200,000          100.0%
     P.O. Box 1111
     West Wind Building
     George Town, Grand Cayman
     Cayman Islands
CIP Limited (e)(f)                                                         184,000           92.0%
     P.O. Box 2197
     West Wind Building
     George Town, Grand Cayman
     Cayman Islands
Ballet Limited (e)(f)                                                       18,400            9.2%
     P.O. Box 2197
     West Wind Building
     George Town, Grand Cayman
     Cayman Islands
Denary Limited (e)(f)                                                       18,400            9.2%
     P.O. Box 2197
     West Wind Building
     George Town, Grand Cayman
     Cayman Islands
Gleam Limited (e)(f)                                                        18,400            9.2%
     P.O. Box 2197
     West Wind Building
     George Town, Grand Cayman
     Cayman Islands
Highlands Limited (e)(f)                                                    18,400            9.2%
     P.O. Box 2197
     West Wind Building
     George Town, Grand Cayman
     Cayman Islands
Noble Limited (e)(f)                                                        18,400            9.2%
     P.O. Box 2197
     West Wind Building
     George Town, Grand Cayman
     Cayman Islands
Outrigger Limited (e)(f)                                                    18,400            9.2%
     P.O. Box 2197
     West Wind Building
     George Town, Grand Cayman
     Cayman Islands
Quill Limited (e)(f)                                                        18,400            9.2%
     P.O. Box 2197
     West Wind Building
     George Town, Grand Cayman
     Cayman Islands
Radial Limited (e)(f)                                                       18,400            9.2%
     P.O. Box 2197
     West Wind Building
     George Town, Grand Cayman
     Cayman Islands
Shoreline Limited (e)(f)                                                    18,400            9.2%
     P.O. Box 2197
     West Wind Building
     George Town, Grand Cayman
     Cayman Islands

                                                                         Number of        Percent of
         Name                                                            Shares (a)       Class (a)
         ----                                                            ----------       ----------
Zinnia Limited (e)(f)                                                       18,400            9.2%
     P.O. Box 2197
     West Wind Building
     George Town, Grand Cayman
     Cayman Islands
INVESTCORP Investment Equity Limited(c)                                     16,000            8.0%
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

         In connection with the Acquisition, Holdings purchased options to acquire common stock of the Company from certain members of management of the Company for an aggregate purchase price of approximately $6.9 million, of which approximately $4.3 million was used by certain members of management to purchase stock of Holdings. In addition, the Company entered into agreements with certain members of management of the Company, pursuant to which the Company agreed to pay an aggregate of $3,735,000 of additional compensation in connection with their investment in Holdings. Of this amount, $2,360,000 was paid at the Acquisition Closing Date and the balance was paid in late 1996. Of this amount, $1,575,609, $316,803, $102,070, $264,444 and $316,257 has been received by
Messrs. Nie, Passaglia, Daiker, Ulicny and Barton, respectively.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Simmons Company and its subsidiaries are included in Part II, Item 8:

             Reports of Independent Accountants

             Consolidated Balance Sheets at December 27, 1997 and December 28, 1996

             Consolidated Statements of Operations for the year ended December 27, 1997, the period from March 22, 1996 through December 28, 1996 (Successor Period), period from December 31, 1995 through March 21, 1996 and the year ended December 30, 1995 (Predecessor Periods)

             Consolidated Statements of Common Stockholders' Equity for the year ended December 27, 1997, the period from March 22, 1996 through December 28, 1996 (Successor Period), period from December 31, 1995 through March 21, 1996 and the year ended December 30, 1995 (Predecessor Periods).

             Consolidated Statements of Cash Flows for the year ended December 27, 1997, the period from March 22, 1996 through December 28, 1996 (Successor Period), period from December 31, 1995 through March 21, 1996 and the year ended December 30, 1995 (Predecessor Periods).

             Notes to consolidated financial statements

(a)(2)   Financial Statement Schedule

             Schedule II - Valuation Account

(a)(3) The exhibits to this report are listed in section (c) of Item 14 below.

(b) The Company filed no reports on Form 8-K during the fourth quarter of its fiscal year ended December 27, 1997.

(c)      Exhibits:

 Exhibit
  Number                              Exhibit Description

The following exhibits, except as specifically noted, are incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-4841), declared effective on August 1, 1996.

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

     10.2 Consolidated ESOP Loan Agreement between the Company and the Employee Stock Ownership Trust dated March 22, 1996.

     10.3 Consolidated Pledge Agreement between the Company and the Employee Stock Ownership Trust dated March 22, 1996.

     10.4 Amended Agreement of Trust between the Company and NationsBank N.A. (South) dated as of March 22, 1996.

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

     10.62 Software License Agreement, undated, between Simmons and J.D. Edwards & Company.

     10.63* Employment Agreement dated November 5, 1993 between the Company and Zenon S. Nie as amended October 5, 1995.

     10.64* Employment Agreement dated January 1, 1995 between the Company and Martin R. Passaglia.

     10.65* Employment Agreement dated April 1, 1995 between the Company and Jonathan C. Daiker.

     10.66 Loan Agreement, dated as of December 1, 1996, between the City of Shawnee, Kansas and the Company, relating to $5,000,000 Private Activity Revenue Bonds of the City of Shawnee, Kansas (Simmons Company Project) Series 1996. (Incorporated herein by reference,
             Exhibit 10.66, to the Form 10-Q filed May 13, 1997 (File No. 333-04841).)

     21      Subsidiaries of the Company

The following exhibits are included in this Form 10-K:

     10.34 Form of Lease Agreement between the Company, as tenant, and CP Reprop Phoenix III Corp., as landlord, for premises in Phoenix, Arizona dated March 1997.

     10.4 Employee Stock Ownership Plan Trust Agreement between the Company and State Street Bank and Trust Company dated as of September 2, 1997.

     10.73 Form of Industrial Lease Agreement between the Company, as tenant, and DFW Trade Center I Limited Partnership, as landlord, for premises in Coppell, Texas dated June 1997.

     27      Financial Data Schedule

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

                                 SIMMONS COMPANY

         SIGNATURE                                                              TITLE
         ---------                                                              -----

By             /s/Zenon S. Nie                                Chairman of the Board of Directors, Chief Executive
         --------------------------------------------
                  Zenon S. Nie                                Officer and Director
                                                              (Principal Executive Officer)

Dated:   March 27, 1998

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE SIMMONS COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.


        /Zenon S. Nie                                Chairman of the Board of Directors, Chief            March 27,1998
--------------------------------------------
         Zenon S. Nie                                Executive Officer and Director
                                                     (Principal Executive Officer)


        /s/  Jonathan C. Daiker                      Executive Vice President - Finance and               March 27, 1998
--------------------------------------------
         Jonathan C. Daiker                          Administration, Chief Financial Officer
                                                     and Director.
                                                     (Principal Financial and Accounting Officer)



        /s/  Martin R. Passaglia                     Senior Executive Vice President and Director         March 27, 1998
--------------------------------------------
         Martin R. Passaglia



        /s/  Jon P. Hedley                           Director                                             March 27, 1998
--------------------------------------------
         Jon P. Hedley



        /s/  Christopher J. O'Brien                  Director                                             March 27, 1998
--------------------------------------------
         Christopher J. O'Brien



        /s/  Charles J. Philippin                    Director                                             March 27, 1998
--------------------------------------------
         Charles J. Philippin



       /s/   Savio W. Tung                           Director                                             March 27, 1998
--------------------------------------------
         Savio W. Tung

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    SCHEDULE

                          YEAR ENDED DECEMBER 27, 1997,
              PERIOD FROM MARCH 22, 1996 THROUGH DECEMBER 28, 1996, PERIOD FROM DECEMBER 31, 1995 THROUGH MARCH 21, 1996
                        AND YEAR ENDED DECEMBER 30, 1995


                   FORMING A PART OF ANNUAL REPORT PURSUANT TO
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                                    FORM 10-K

                                       OF

                                 SIMMONS COMPANY

                                 SIMMONS COMPANY

                         SCHEDULE II - VALUATION ACCOUNT


                     Col. A                                        Col. B        Col. C              Col. D            Col. E
----------------------------------------------------------------------------------------------------------------------------------
                                                                Balance at                                            Balance at
                                                                Beginning                                               End of
                  Description                                   of Period        Additions         Deductions           Period
                  -----------                                   ----------       ---------         ----------         ----------
                                                                                          (in thousands)
SUCCESSOR
Fiscal Year Ended December 27, 1997
         Allowance for doubtful accounts receivable                $5,644          $2,750             $4,456            $3,938
Period from March 22, 1996 through
         December 28, 1996
         Allowance for doubtful accounts receivable                $5,063          $1,273               $692            $5,644

PREDECESSOR
Period from December 31, 1995 through
         March 21, 1996
         Allowance for doubtful accounts receivable                $4,600            $566               $103            $5,063

                                  SUBSIDIARIES

A.       DOMESTIC SUBSIDIARIES

                                                                 Jurisdiction of
Name                                                             Incorporation
----                                                             ---------------
(1)      Simmons International Holding Company, Inc.             New York

B.       FOREIGN SUBSIDIARIES
                                                                 Jurisdiction of
Name                                                             Incorporation
----                                                             ---------------
(1)      Simmons Caribbean Bedding, Inc.                         Puerto Rico

(2)      INFO Establishment                                      Liechtenstein

(3)      Simmons I.P., Inc.                                      Ontario

(4)      688363 Ontario Limited                                  Ontario

(5)      897701 Ontario Limited                                  Ontario