Form 10-Q
period 1998-03-28
SIMMONS CO /GA/
filed 1998-05-12
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 28, 1998
                                        ---------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ___________

         Commission file number  333-04841
                                ------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

         The number of shares of the registrant's common stock outstanding as of May 12, 1998 was 31,964,452.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                 (in thousands)
                                   (Unaudited)


                                                            Quarter Ended
                                                     March 28,        March 29,
                                                        1998             1997
                                                     ---------        ---------

Net sales                                            $ 139,392        $ 133,416

Costs and expenses:
     Cost of products sold                              83,435           80,775
     Selling, general and administrative                51,068           47,555
     ESOP expense                                        1,475            1,251
     Amortization of intangible assets                   1,908            1,958
                                                     ---------        ---------
                                                       137,886          131,539
                                                     ---------        ---------
          Income from operations                         1,506            1,877

Interest expense, net                                    4,643            4,803
Other deductions, net                                      408              379
                                                     ---------        ---------

Loss before income taxes                                (3,545)          (3,305)

Provision for income taxes (benefit)                    (1,719)          (1,603)
                                                     ---------        ---------

Net loss                                             $  (1,826)       $  (1,702)
                                                     =========        =========










The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)


                                                          March 28,   December 27,
                                                            1998          1997
                                                          --------      --------
ASSETS
Current assets:
     Cash and cash equivalents                            $  8,797      $  9,108
     Accounts receivable, less allowance for
        doubtful accounts of  $4,738 and $3,938             71,157        65,488
     Inventories                                            21,493        19,970
     Other current assets                                   19,312        17,037
                                                          --------      --------
         Total current assets                              120,759       111,603

Property, plant and equipment, net                          48,902        47,564
Patents, net of accumulated amortization of
      $5,570 and $4,870                                     11,462        12,162
Goodwill, net of accumulated amortization of
     $9,665 and $8,457                                     183,642       184,850
Deferred income taxes                                        6,051         8,453
Other assets                                                10,087        10,493
                                                          --------      --------
                                                          $380,903      $375,125
                                                          ========      ========


















The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)


                                                                 March 28,    December 27,
                                                                    1998           1997
                                                                 ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                            $  20,535      $  27,847
     Accrued advertising and incentives                             21,349         15,457
     Accrued interest expense                                        6,166          3,793
     Other accrued expenses                                         20,093         18,265
     Current maturities of long-term obligations                     6,886         10,873
                                                                 ---------      ---------
         Total current liabilities                                  75,029         76,235

Noncurrent liabilities:
     Long-term obligations                                         182,753        173,570
     Other noncurrent liabilities                                   19,625         21,476
                                                                 ---------      ---------
         Total liabilities                                         277,407        271,281
                                                                 ---------      ---------

Series A Preferred Stock--ESOP, net of related
     unearned compensation of $15,647 and $17,122                   12,705         11,230

Common stockholders' equity:
     Common stock, $.01 par value; 50,000 shares authorized,
         31,964 shares issued                                          320            320
     Additional paid-in capital                                     84,680         84,680
     Retained earnings                                               5,848          7,674
     Accumulated other comprehensive income                            (51)           (55)
     Treasury stock                                                     (6)            (5)
                                                                 ---------      ---------
         Total common stockholders' equity                          90,791         92,614
                                                                 ---------      ---------
                                                                 $ 380,903      $ 375,125
                                                                 =========      =========









The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                            Quarter Ended
                                                        March 28,     March 29,
                                                          1998          1997
                                                        --------      --------

Net cash provided by (used in) operating activities     $ (1,755)     $ 11,336
                                                        --------      --------

Cash flows from investing activities:
     Purchases of property, plant and equipment           (3,755)       (2,489)
                                                        --------      --------
         Net cash (used in) investing activities          (3,755)       (2,489)
                                                        --------      --------

Cash flows from financing activities:
     Proceeds of long-term borrowings                      9,204         5,000
     Payments of long-term borrowings                     (4,008)       (9,021)
     Treasury stock purchases                                 (1)         --
                                                        --------      --------
         Net cash provided by (used in) financing
              activities                                   5,195        (4,021)
                                                        --------      --------

Net effect of exchange rate changes on cash                    4           (13)
                                                        --------      --------

Change in cash and cash equivalents                         (311)        4,813

Cash and cash equivalents, beginning of period             9,108         4,573
                                                        --------      --------
Cash and cash equivalents, end of period                $  8,797      $  9,386
                                                        ========      ========

Supplemental cash flow information:
     Depreciation                                       $  2,195      $  1,163
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

         The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at March 28, 1998, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and accompanying notes included in the Company's annual report on Form 10-K, dated December 27, 1997. Operating results for the period ended March 28, 1998, are not necessarily indicative of future results that may be expected for the year ending December 26, 1998.

2.       Inventories

         Inventories consisted of the following at March 28, 1998 and December 27, 1997 (in thousands):


                                                          March 28,     December 27,
                                                            1998            1997
                                                         ---------       ---------
          Raw materials                                    $14,252         $12,209
          Work in progress                                   1,564           1,531
          Finished goods                                     5,677           6,230
                                                           -------         -------
                                                           $21,493         $19,970
                                                           =======         =======

3.       Long-Term Obligations

         Long-term obligations consisted of the following at March 28, 1998 and December 27, 1997 (in thousands):


                                                          March 28,    December 27,
                                                            1998            1997
                                                         ---------       ---------
          Senior loans:
               Tranche A term loan                       $  31,057       $  33,000
               Tranche B term loan                          32,656          34,700
               Revolving loan                                8,000            --
          10.75% Series A Senior Subordinated
                Notes due 2006                             100,000         100,000
          Industrial Revenue Bonds, 7.00%, due 2017          9,700           9,700
          Industrial Revenue Bonds, 3.80%, due 2016          5,000           5,000
          Construction loan                                  2,533           1,329
          Other, including capital lease obligations           693             714
                                                         ---------       ---------
                                                           189,639         184,443
          Less current portion                              (6,886)        (10,873)
                                                         ---------       ---------
                                                         $ 182,753       $ 173,570
                                                         =========       =========

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)


         The interest rates per annum in effect at March 28, 1998 for the revolving credit, Tranche A term, and Tranche B term loans were 9.75%, 8.19%, and 8.93%, respectively.

         At March 28, 1998, the amount under the revolving credit portion of the Senior Credit Facility that was available to be drawn was approximately $28.1 million, after giving effect to $8.0 million of borrowings and $3.9 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the revolving credit facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the revolving credit facility to fund acquisitions and capital expenditures.

         The Senior Credit Facility contains certain covenants and restrictions on actions by the Company and its subsidiaries. In addition, the Senior Credit Facility requires that the Company comply with specified financial ratios and tests, including minimum cash flow, a maximum ratio of indebtedness to cash flow and a minimum interest coverage ratio. As of March 28, 1998, the Company was in compliance with respect to all covenants under the Senior Credit Facility.

         In December 1997, Simmons Caribbean Bedding, Inc., a wholly owned subsidiary of the Company, entered into a construction loan facility in the amount of $3.2 million, which will be converted into a permanent loan upon completion of a new facility and new equipment installation. As of March 28, 1998, approximately $2.5 million was drawn against the loan facility and is accruing interest at a fluctuating rate equal to two hundred basis points (200) over the London Interbank Offered Rate (or LIBOR), adjusted every ninety (90) days.

Future maturities of long-term obligations as of March 28, 1998 are as follows (in thousands):

                  1998                       $  6,886
                  1999                          8,777
                  2000                         10,669
                  2001                         21,879
                  2002                         16,150
                  Thereafter                  125,278
                                             --------
                                             $189,639
                                             ========

4.       Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for the Company's fiscal year beginning December 28, 1997. Reclassification of financial statements for earlier periods presented for comparative purposes is required. The Company has adopted SFAS No. 130.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUARTER ENDED MARCH 28, 1998 AS COMPARED TO QUARTER ENDED MARCH 29, 1997

         Net Sales. Net sales for the quarter ended March 28, 1998 increased 4.5%, or $6.0 million, from $133.4 million in 1997 to $139.4 million in 1998. This increase was due primarily to a 6.5% or $8.4 million increase in bedding average unit selling price, offset, in part, by a 2.0% or $2.7 million decrease in bedding unit sales volume. The growth in bedding average unit selling price resulted primarily from new product introductions and a shift in mix of Beautyrest(R) and BackCare(R) to higher end price points. The decrease in bedding unit sales volume is predominantly attributable to an increased emphasis on sales of higher end products.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold for the quarter ended March 28, 1998 decreased 0.6 percentage point from 60.5% in 1997 to 59.9% in 1998. The improvement in cost of goods sold as a percentage of net sales is primarily attributable to the growth in bedding average unit selling price resulting from a shift in mix of Beautyrest(R) and BackCare(R) to higher end price points. Offsetting this improvement, in part, were temporary inefficiencies as a result of plant relocations.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the quarter ended March 28, 1998 increased 1.0 percentage point from 35.6% in 1997 to 36.6% in 1998. The increase in selling, general and administrative expenses is attributable to an increase in marketing expenditures and higher depreciation expense. The increase in marketing expenditures is a result of higher cooperative advertising and promotions. The increase in depreciation is the result of the commencement of amortizing the systems upgrade project.

         ESOP Expense. ESOP expense for the quarter ended March 28, 1998 increased from approximately $1.3 million in 1997 to $1.5 million due primarily to an increase in the number of eligible participants in the plan.

         Interest Expense, Net. Interest expense, net decreased approximately $0.2 million to $4.6 million due primarily to lower short-term borrowings during the quarter.

         Provision (Benefit) for Income Taxes. The Company's effective tax rates for the quarters ended March 28, 1998 and March 29, 1997 differ from the federal statutory rate primarily because of non tax-deductible amortization of goodwill.

         Net (Loss) Income. For the reasons set forth above, the quarter ended March 28, 1998 resulted in a net loss of $1.8 million as compared to $1.7 million at March 29, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of cash to fund its liquidity needs is net cash provided by operating activities and availability under its revolving credit facility. Net cash used in operating activities was $1.8 million for the quarter ended March 28, 1998 compared to $11.3 million provided by operating activities in 1997, due primarily to the timing of accounts receivable collections and the timing of payments of accounts payable and accrued liabilities. The Company's principal use of funds consists of payments of principal, interest, and capital expenditures. Capital expenditures totaled $3.8 million for the quarter ended March 28, 1998. These capital expenditures consisted primarily of normal recurring capital expenditures in the amount of $1.6 million, capital expenditures relating to the construction of a new manufacturing facility in the amount of $1.2 million and capitalized expenditures related to the Company's systems upgrade project in the amount of $1.0 million. The

                        Simmons Company and Subsidiaries
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued

Company estimates that total normal recurring capital expenditures will be approximately $7.0 million in 1998. In addition, total expenditures for completing the systems upgrade project are expected to be approximately $2.3 million in 1998. Management believes that annual capital expenditure limitations in its Senior Credit Facility will not significantly inhibit the Company from meeting its ongoing capital needs.

         The Company may seek to make selective acquisitions in the bedding industry. Although the Company has discussions from time to time with potential candidates, the Company currently has no commitments with respect to any such acquisitions.

         At March 28, 1998, the amount under the revolving credit portion of the Senior Credit Facility that was available to be drawn was approximately $28.1 million, after giving effect to $8.0 million of borrowings and $3.9 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the revolving credit facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the revolving credit facility to fund acquisitions and capital expenditures. At March 28, 1998, the Company's weighted average borrowing cost was 9.6%.

         The Senior Credit Facility contains certain covenants and restrictions on actions by the Company and its subsidiaries. In addition, the Senior Credit Facility requires that the Company comply with specified financial ratios and tests, including minimum cash flow, a maximum ratio of indebtedness to cash flow and a minimum interest coverage ratio. On March 28, 1998, in compliance with a covenant pertaining to excess cash flow contained in the Senior Credit Facility, the Company made a prepayment of approximately $4.0 million on the term loans. The payment was applied ratably to Tranche A and Tranche B term loans and on a pro-rata basis reduced subsequent scheduled principal payments. As of March 28, 1998, the Company was in compliance with respect to all covenants under the Senior Credit Facility.

         In December 1997, Simmons Caribbean Bedding, Inc., a wholly owned subsidiary of the Company, entered into a construction loan facility in the amount of $3.2 million, which will be converted into a permanent loan upon completion of a new facility and new equipment installation. As of March 28, 1998, approximately $2.5 million was drawn against the loan facility and is accruing interest at a fluctuating rate equal to two hundred basis points (200) over the London Interbank Offered Rate (or LIBOR), adjusted every ninety (90) days.

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

Date:    May 12, 1998