Form 10-Q
period 1998-06-27
SIMMONS CO /GA/
filed 1998-08-11
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    June 27, 1998
                                         -----------------------

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _________________

         Commission file number    333-04841
                                ---------------------

                                 SIMMONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                 06-1007444
--------------------------------------     -------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

One Concourse Parkway, Suite 600, Atlanta, Georgia               30328
--------------------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)

         Registrant's telephone number, including area code  (770) 512-7700
                                                            ------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

         The number of shares of the registrant's common stock outstanding as of August 11, 1998 was 31,964,452.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                 (in thousands)
                                   (Unaudited)

                                                          Quarter Ended
                                                   June 27,            June 28,
                                                    1998                 1997
                                                ------------         -----------

Net sales                                         $ 140,676           $ 124,726

Costs and expenses:
     Cost of products sold                           83,370              72,902
     Selling, general and administrative             49,361              44,273
     ESOP expense                                     1,358               1,558
     Amortization of intangible assets                1,907               1,911
                                                  ---------           ---------
                                                    135,996             120,644
                                                  ---------           ---------
          Income from operations                      4,680               4,082

Interest expense, net                                 4,895               4,861
Other deductions, net                                   387                 395
                                                  ---------           ---------

Loss before income taxes                               (602)             (1,174)

Provision for income tax benefit                       (280)               (569)
                                                  ---------           ---------

Net loss                                          $    (322)          $    (605)
                                                  =========           =========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                 (in thousands)
                                   (Unaudited)

                                                         Six Months Ended
                                                   June 27,            June 28,
                                                    1998                 1997
                                                 -----------         -----------

Net sales                                         $ 280,068           $ 258,142

Costs and expenses:
     Cost of products sold                          166,805             153,677
     Selling, general and administrative            100,429              91,828
     ESOP expense                                     2,833               2,809
     Amortization of intangible assets                3,815               3,869
                                                  ---------           ---------
                                                    273,882             252,183
                                                  ---------           ---------
          Income from operations                      6,186               5,959

Interest expense, net                                 9,538               9,664
Other deductions, net                                   795                 774
                                                  ---------           ---------

Loss before income taxes                             (4,147)             (4,479)

Provision for income tax benefit                     (1,999)             (2,172)
                                                  ---------           ---------

Net loss                                          $  (2,148)          $  (2,307)
                                                  =========           =========






         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                          June 27,        December 27,
                                                           1998              1997
                                                        -----------       ------------
ASSETS
Current assets:
     Cash and cash equivalents                           $  3,853          $  9,108
     Accounts receivable, less allowance for
        doubtful accounts of  $4,740 and $3,938            72,214            65,488
     Inventories                                           23,647            19,970
     Deferred income taxes                                  2,122             3,229
     Other current assets                                  14,308            13,808
                                                         --------          --------
         Total current assets                             116,144           111,603

Property, plant and equipment, net                         52,809            47,564
Patents, net of accumulated amortization of
      $6,269 and $4,870                                    10,763            12,162
Goodwill, net of accumulated amortization of
     $10,873 and $8,457                                   182,434           184,850
Deferred income taxes                                      11,655             8,453
Other assets                                               14,334            10,493
                                                         --------          --------
                                                         $388,139          $375,125
                                                         ========          ========






         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                                       June 27,          December 27,
                                                                         1998                1997
                                                                    --------------      --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                 $  24,230           $  27,847
     Accrued advertising and incentives                                  23,125              15,457
     Other accrued expenses                                              21,346              22,058
     Current maturities of long-term obligations                          8,327              10,873
                                                                      ---------           ---------
         Total current liabilities                                       77,028              76,235

Noncurrent liabilities:
     Long-term obligations                                              187,152             173,570
     Other noncurrent liabilities                                        19,468              21,476
                                                                      ---------           ---------
         Total liabilities                                              283,648             271,281
                                                                      ---------           ---------

Series A Preferred Stock--ESOP, net of related
     unearned compensation of $14,289 and $17,122                        14,063              11,230

Stockholders' equity:
     Common stock, $.01 par value; 50,000 shares authorized,
         31,964 shares issued                                               320                 320
     Additional paid-in capital                                          84,680              84,680
     Retained earnings                                                    5,526               7,674
     Accumulated other comprehensive income                                 (65)                (55)
     Series A Preferred Stock in treasury, at cost                          (33)                 (5)
                                                                      ---------           ---------
         Total stockholders' equity                                      90,428              92,614
                                                                      ---------           ---------
                                                                      $ 388,139           $ 375,125
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

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                  Six Months Ended
                                                             June 27,           June 28,
                                                               1998               1997
                                                            ----------         ----------

Net cash provided by (used in) operating activities          $ (6,751)          $  9,301
                                                             --------           --------

Cash flows from investing activities:
     Purchases of property, plant and equipment                (9,502)            (7,488)
                                                             --------           --------
         Net cash (used in) investing activities               (9,502)            (7,488)
                                                             --------           --------

Cash flows from financing activities:
     Proceeds of long-term borrowings                          30,234             18,000
     Payments of long-term borrowings                         (19,198)           (19,043)
     Treasury stock purchases                                     (28)                 -
                                                             --------           --------
         Net cash provided by (used in) financing
              activities                                       11,008             (1,043)
                                                             --------           --------

Net effect of exchange rate changes on cash                       (10)                (8)
                                                             --------           --------

Change in cash and cash equivalents                            (5,255)               762

Cash and cash equivalents, beginning of period                  9,108              4,573
                                                             --------           --------
Cash and cash equivalents, end of period                     $  3,853           $  5,335
                                                             ========           ========

Supplemental cash flow information:
     Depreciation                                            $  4,451           $  2,497
                                                             ========           ========






         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

         For purposes of this report the "Company" refers to Simmons Company and Subsidiaries, collectively. The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at June 27, 1998, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and accompanying notes included in the Company's annual report on Form 10-K for the year ended December 27, 1997. Operating results for the period ended June 27, 1998, are not necessarily indicative of future results that may be expected for the year ending December 26, 1998.

2.       Inventories

         Inventories consisted of the following at June 27, 1998 and December
          27, 1997 (in thousands):

                                                       June 27,    December 27,
                                                         1998          1997
                                                     -----------  ------------
         Raw materials                                 $14,599       $12,209
         Work in progress                                1,617         1,531
         Finished goods                                  7,431         6,230
                                                       -------       -------
                                                       $23,647       $19,970
                                                       =======       =======

3.       Long-Term Obligations

         Long-term obligations consisted of the following at June 27, 1998 and
          December 27, 1997 (in thousands):
                                                       June 27,   December 27,
                                                        1998           1997
                                                     -----------  ------------
         Senior loans:
              Tranche A term loan                     $ 28,233      $ 33,000
              Tranche B term loan                       32,562        34,700
              Revolving loan                            16,500             -
         10.75% Series A Senior Subordinated
               Notes due 2006                          100,000       100,000
         Industrial Revenue Bonds, 7.00%, due 2017       9,700         9,700
         Industrial Revenue Bonds, 3.70%, due 2016       5,000         5,000
         Construction loan                               2,813         1,329
         Other, including capital lease obligations        671           714
                                                      --------      --------
                                                       195,479       184,443
         Less current portion                           (8,327)      (10,873)
                                                      --------      --------
                                                      $187,152      $173,570
                                                      ========      ========

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

         The interest rates per annum in effect at June 27, 1998 for the revolving credit, Tranche A term, and Tranche B term loans were 8.80%, 8.19%, and 8.69%, respectively.

         At June 27, 1998, the amount under the revolving credit portion of the Senior Credit Facility that was available to be drawn was approximately $20.1 million, after giving effect to $16.5 million of borrowings and $3.4 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the revolving credit facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the revolving credit facility to fund acquisitions and capital expenditures.

         The Senior Credit Facility contains certain covenants and restrictions on actions by the Company and its subsidiaries. In addition, the Senior Credit Facility requires that the Company comply with specified financial ratios and tests, including minimum cash flow, a maximum ratio of indebtedness to cash flow and a minimum interest coverage ratio. As of June 27, 1998, the Company was in compliance with respect to all covenants under the Senior Credit Facility.

         In December 1997, Simmons Caribbean Bedding, Inc., a wholly owned subsidiary of the Company, entered into a construction loan facility in the amount of $3.2 million, which will be converted into a permanent loan upon completion of a new facility and new equipment installation. As of June 27, 1998, approximately $2.8 million was drawn against the loan facility and is accruing interest at a fluctuating rate equal to two hundred basis points (200) over the London Interbank Offered Rate (or LIBOR), adjusted every ninety (90) days.

Future maturities of long-term obligations as of June 27, 1998 are as follows (in thousands):

                  1998                      $   3,969
                  1999                          8,777
                  2000                         10,669
                  2001                         30,379
                  2002                         16,150
                  Thereafter                  125,534
                                             --------
                                             $195,479
                                             ========

4.       Accounting Pronouncements

         In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosure about Pensions and Other Post Retirement Benefits." SFAS No. 132 standardizes the disclosure requirements for pensions and other post retirement benefits to the extent practicable. This standard is effective beginning with the Company's annual financial statements for the 1998 fiscal year, and prior period disclosures are required to be restated. Management does not believe that the adoption of SFAS No. 132 will have a material impact on the Company's financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and financial statements of prior periods should not be restated. Management is currently reviewing the provisions of SFAS No. 133 and does not believe that the Company's financial statements will be materially impacted by the adoption of this provision.

5.       Subsequent Event

         On July 17, 1998, the Company announced that an affiliate of Fenway Partners, Inc., a New York-based private investment firm ("Fenway"), had signed a definitive acquisition agreement to acquire a majority of the outstanding common stock of Simmons Holdings, Inc., the Company's parent ("Holdings"), from existing stockholders for approximately $500 million including the retirement of substantially all of the Company's outstanding indebtedness (including without limitation the retirement of all of the Company's outstanding 10.75% Series A Senior Subordinated Notes due 2006). Upon completion of the acquisition, an investment fund managed by Fenway will own approximately 71% of Holdings and the Company's management, employees, Employee Stock Ownership Plan and other existing Holdings' stockholders will own approximately 29% of Holdings. The definitive agreement contains customary closing conditions including Fenway's ability to secure financing on the terms and conditions set forth in commitment letters supplied by Fenway's third party financing sources. Although no assurances can be given as to when or if the acquisition will be completed, it is currently expected that the acquisition will be completed on or around September 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUARTER ENDED JUNE 27, 1998 AS COMPARED TO QUARTER ENDED JUNE 28, 1997

         Net Sales. Net sales for the quarter ended June 27, 1998 increased 12.8%, or $16.0 million, from $124.7 million in 1997 to $140.7 million in 1998. This increase was due primarily to a 10.4% or $12.7 million increase in bedding unit sales volume and a 2.2% or $3.0 million increase in bedding average unit selling price. The growth in bedding unit sales volume resulted primarily from increased BackCare(R) product shipments and an increase in contract bedding sales. The increase in bedding average unit selling price is attributable to a shift in mix of Beautyrest(R) and BackCare(R) to higher end price points.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold for the quarter ended June 27, 1998 increased 0.8 percentage point from 58.5% in 1997 to 59.3% in 1998. The increase in cost of goods sold as a percentage of net sales is primarily attributable to a shift in the Company's overall product mix to an increased percentage of BackCare(R) products.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the quarter ended June 27, 1998 decreased 0.4 percentage point from 35.5% in 1997 to 35.1% in 1998. The improvement in selling, general and administrative expenses is attributable to lower discretionary spending, lower consulting fee expenditures and a lower bad debt provision. This overall improvement was offset, in part, by an increase in marketing expenditures and higher depreciation expense. The increase in marketing expenditures is a result of higher cooperative advertising and promotions. The increase in depreciation is due to the amortization of the systems upgrade project.

         Provision (Benefit) for Income Taxes. The Company's effective tax rates for the quarters ended June 27, 1998 and June 28, 1997 differ from the federal statutory rate primarily because of non tax-deductible amortization of goodwill.

         Net (Loss) Income. For the reasons set forth above, the quarter ended June 27, 1998 resulted in a net loss of $0.3 million as compared to a net loss of $0.6 million at June 27, 1997.

SIX MONTHS ENDED JUNE 27, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 28, 1997

         Net Sales. Net sales for the six months ended June 27, 1998 increased 8.5%, or $22.0 million, from $258.1 million in 1997 to $280.1 million in 1998. This increase was due primarily to a 4.3% or $11.4 million increase in bedding average unit selling price and a 3.8% or $9.5 million increase in bedding unit sales volume. The increase in bedding average unit selling price is attributable to a shift in mix of Beautyrest(R) and BackCare(R) to higher end price points. The growth in bedding unit sales volume resulted primarily from increased BackCare(R) product shipments occurring during the second quarter and an increase in contract bedding sales.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold for the six months ended June 27, 1998 remained stable at approximately 59.6% as compared to the same time period a year ago. The shift in the Company's overall product mix was offset by the growth in the Company's bedding average unit selling price and a lower provision for plant relocations.

                        Simmons Company and Subsidiaries
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the six months ended June 27, 1998 increased 0.3 percentage point from 35.6% in 1997 to 35.9% in 1998. The increase in selling, general and administrative expenses is attributable to an increase in marketing expenditures and higher depreciation expense, offset, in part, by lower discretionary spending, lower consulting fee expenditures and a lower bad debt provision. The increase in marketing expenditures is a result of higher cooperative advertising and promotions. The increase in depreciation is due to the amortization of the systems upgrade project.

         Provision (Benefit) for Income Taxes. The Company's effective tax rates for the six months ended June 27, 1998 and June 28, 1997 differ from the federal statutory rate primarily because of non tax-deductible amortization of goodwill.

         Net (Loss) Income. For the reasons set forth above, the six months ended June 27, 1998 resulted in a net loss of $2.1 million as compared to a net loss of $2.3 million at June 27, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of cash to fund its liquidity needs is net cash provided by operating activities and availability under its revolving credit facility. Net cash used in operating activities was $6.6 million for the six months ended June 27, 1998 compared to $9.3 million provided by operating activities in 1997, due primarily to the timing of accounts receivable collections and the timing of payments of accounts payable and accrued liabilities. The Company's principal use of funds consists of payments of principal, interest, and capital expenditures. Capital expenditures totaled $9.5 million for the six months ended June 27, 1998. These capital expenditures consisted primarily of normal recurring capital expenditures in the amount of $5.9 million, capital expenditures relating to the construction of a new manufacturing facility in the amount of $1.5 million and capitalized expenditures related to the Company's systems upgrade project in the amount of $2.1 million. The Company estimates that total normal recurring capital expenditures will be approximately $8.0 million in 1998. In addition, total expenditures for the systems upgrade project are expected to be approximately $2.3 million in 1998. Management believes that annual capital expenditure limitations in its Senior Credit Facility will not significantly inhibit the Company from meeting its ongoing capital needs.

         The Company may seek to make selective acquisitions in the bedding industry. Although the Company has discussions from time to time with potential candidates, the Company currently has no commitments with respect to any such acquisitions.

         At June 27, 1998, the amount under the revolving credit portion of the Senior Credit Facility that was available to be drawn was approximately $20.1 million, after giving effect to $16.5 million of borrowings and $3.4 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the revolving credit facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the revolving credit facility to fund acquisitions and capital expenditures. At June 27, 1998, the Company's weighted average borrowing cost was 9.6%.

         The Senior Credit Facility contains certain covenants and restrictions on actions by the Company and its subsidiaries. In addition, the Senior Credit Facility requires that the Company comply with specified financial ratios and tests, including minimum cash flow, a maximum ratio of indebtedness to cash flow and a minimum interest coverage ratio. As of June 27, 1998, the Company

                        Simmons Company and Subsidiaries
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations - Continued

was in compliance with respect to all covenants under the Senior Credit
Facility.

         In December 1997, Simmons Caribbean Bedding, Inc., a wholly owned subsidiary of the Company, entered into a construction loan facility in the amount of $3.2 million, which will be converted into a permanent loan upon completion of a new facility and new equipment installation. As of June 27, 1998, approximately $2.8 million was drawn against the loan facility and is accruing interest at a fluctuating rate equal to two hundred basis points (200) over the London Interbank Offered Rate (or LIBOR), adjusted every ninety (90) days.

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

SUBSEQUENT EVENT

         On July 17, 1998, the Company announced that an affiliate of Fenway Partners, Inc., a New York-based private investment firm ("Fenway"), had signed a definitive acquisition agreement to acquire a majority of the outstanding common stock of Simmons Holdings, Inc., the Company's parent ("Holdings"), from existing stockholders for approximately $500 million including the retirement of substantially all of the Company's outstanding indebtedness (including without limitation the retirement of all of the Company's outstanding 10.75% Series A Senior Subordinated Notes due 2006). Upon completion of the acquisition, an investment fund managed by Fenway will own approximately 71% of Holdings and the Company's management, employees, Employee Stock Ownership Plan and other existing Holdings' stockholders will own approximately 29% of Holdings. The definitive agreement contains customary closing conditions including Fenway's ability to secure financing on the terms and conditions set forth in commitment letters supplied by Fenway's third party financing sources. Although no assurances can be given as to when or if the acquisition will be completed, it is currently expected that the acquisition will be completed on or around September 30, 1998.

FORWARD LOOKING STATEMENTS

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

                                 SIMMONS COMPANY



By:                   /s/  Zenon S. Nie
             ------------------------------------------
                            Zenon S. Nie
              Chairman of the Board of Directors,
              Chief Executive Officer and Director
                    (Principal Executive Officer)



By:                    /s/ Jonathan C. Daiker
             ------------------------------------------
                        Jonathan C. Daiker
              Executive Vice President-Finance and
              Administration, Chief Financial Officer
                            and Director
                    (Principal Accounting Officer)

Date:         August 11, 1998