Form 10-Q
period 1999-06-26
SIMMONS CO /GA/
filed 1999-09-01
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 26, 1999

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

         Commission file number   333-76723
                                  ---------

                                 SIMMONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        06-1007444
--------------------------------                     --------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

One Concourse Parkway, Suite 600, Atlanta, Georgia          30328
--------------------------------------------------   --------------------
         (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code      (770) 512-7700
                                                     --------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X ] No

         The number of shares of the registrant's common stock outstanding as of August 31, 1999 was 31,964,452.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                  Simmons Company and Subsidiaries
                                           Condensed Consolidated Statements of Operations
                                                           (in thousands)
                                                             (Unaudited)

                                                                                        Quarter Ended
                                                                         --------------------------------------------
                                                                               June 26,                   June 27,
                                                                                 1999                       1998
                                                                                 ----                       ----

Net sales                                                                      $ 147,689                 $ 140,676

Costs and expenses:
     Cost of products sold                                                        83,901                    83,370
     Selling, general and administrative                                          54,260                    49,361
     ESOP expense                                                                  1,793                     1,358
     Amortization of intangibles                                                   1,908                     1,907
      Interest expense, net                                                        7,813                     4,895
     Other expense, net                                                              601                       387
                                                                               ---------                 ---------
          Loss before income taxes                                                (2,587)                     (602)
Benefit for income taxes                                                          (1,872)                     (280)
                                                                               ---------                 ---------
Net loss                                                                       $    (715)                $    (322)
                                                                               ---------                 ---------

Other comprehensive income:
     Foreign currency translation adjustment                                          20                         4
                                                                               ---------                 ---------
Comprehensive loss                                                             $    (695)                $    (318)
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



                                                  Simmons Company and Subsidiaries
                                           Condensed Consolidated Statements of Operations
                                                           (in thousands)
                                                             (Unaudited)

                                                                                        Six Months Ended
                                                                         --------------------------------------------
                                                                               June 26,                  June 27,
                                                                                 1999                      1998
                                                                                 ----                      ----

Net sales                                                                      $ 294,037                $ 280,068

Costs and expenses:
     Cost of products sold                                                       169,487                  166,805
     Selling, general and administrative                                         109,452                  100,429
     ESOP expense                                                                  3,585                    2,833
     Amortization of intangibles                                                   3,814                    3,815
     Interest expense, net                                                        15,754                    9,538
     Other expense, net                                                            1,122                      795
                                                                               ---------                ---------
         Loss before income taxes and
             extraordinary item                                                   (9,177)                  (4,147)
Benefit for income taxes                                                          (3,982)                  (1,999)
                                                                               ---------                ---------
     Loss before extraordinary item                                               (5,195)                  (2,148)
Extraordinary loss from early extinguishment
     of debt, net of income tax benefit of $1,095                                  2,173                     --
                                                                               ---------                ---------
Net loss                                                                       $  (7,368)               $  (2,148)
                                                                               ---------                ---------

Other comprehensive income:
     Foreign currency translation adjustment                                          40                        8
                                                                               ---------                ---------
Comprehensive loss                                                             $  (7,328)               $  (2,140)
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



                                                  Simmons Company and Subsidiaries
                                                Condensed Consolidated Balance Sheets
                                                           (in thousands)
                                                             (Unaudited)

                                                                               June 26,               December 26,
                                                                                 1999                     1998
                                                                                 ----                     ----

ASSETS
Current assets:
     Cash and cash equivalents                                                $  2,305                $  6,004
     Accounts receivable, less allowance for
           doubtful accounts of $4,993 and $4,177                               81,501                  71,354
     Inventories                                                                20,559                  20,462
     Deferred income taxes                                                      13,791                   7,440
     Other current assets                                                       14,333                  14,792
                                                                              --------                --------
          Total current assets                                                 132,489                 120,052
                                                                              --------                --------

Property, plant and equipment, net                                              54,347                  54,153
Patents, net of accumulated amortization of
     $9,063 and $7,666                                                           7,969                   9,366
Goodwill, net of accumulated amortization of
     $15,707 and $13,290                                                       177,600                 180,017
Deferred income taxes                                                           16,713                  17,704
Other assets                                                                    24,114                  18,769
                                                                              --------                --------
                                                                              $413,232                $400,061
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



                                                  Simmons Company and Subsidiaries
                                                Condensed Consolidated Balance Sheets
                                                           (in thousands)
                                                             (Unaudited)

                                                                                 June 26,                December 26,
                                                                                   1999                      1998
                                                                                   ----                      ----

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                           $  16,296               $  29,950
     Accrued advertising and incentives                                            26,074                  15,321
     Accrued interest                                                               6,420                   3,260
     Accrued taxes                                                                  1,972                   6,578
     Other accrued expenses                                                        14,358                  12,372
     Current maturities of long-term obligations                                      532                   1,832
                                                                                ---------               ---------
          Total current liabilities                                                65,652                  69,313

Noncurrent liabilities:
     Long-term obligations                                                        333,832                 311,637
     Other noncurrent liabilities                                                  17,709                  19,328
                                                                                ---------               ---------
          Total liabilities                                                       417,193                 400,278

Commitments and contingencies
Redemption Obligation--ESOP, net of  related unearned
     compensation of $8,790 and $11,400                                            14,694                  12,084
Common stockholders' deficit:
     Common stock, $.01 par value; 50,000 shares
          authorized 31,964 issued and outstanding                                    320                     320
     Paid in capital                                                                  974                    --
     Accumulated deficit                                                          (19,903)                (12,535)
     Accumulated other comprehensive loss                                             (46)                    (86)
                                                                                ---------               ---------
          Total common stockholders' deficit                                      (18,655)                (12,301)
                                                                                ---------               ---------
                                                                                $ 413,232               $ 400,061
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


                                                  Simmons Company and Subsidiaries
                                           Condensed Consolidated Statements of Cash Flows
                                                           (in thousands)
                                                             (Unaudited)

                                                                                        Six Months Ended
                                                                         -----------------------------------------
                                                                             June 26,                 June 27,
                                                                               1999                     1998
                                                                               ----                     ----

Net cash used in operating activities                                       $ (13,948)               $  (6,751)

Cash flows from investing activities:
     Purchases of property, plant and equipment, net                           (5,382)                  (9,502)
                                                                            ---------                ---------
          Net cash used in investing activities                                (5,382)                  (9,502)
                                                                            ---------                ---------

Cash flows from financing activities:
     Proceeds of 10.25% Senior Subordinated
          Notes due 2009                                                      150,000                     --
     Payments on Senior Bridge Loans                                          (75,000)                    --
     Payments on Junior Simmons Notes                                         (30,391)                    --
     Proceeds of long-term borrowings                                            --                     30,234
     Payments on long-term borrowings                                         (24,105)                 (19,198)
     Payments of financing costs                                               (4,913)                    --
     Treasury stock purchases                                                    --                        (28)
                                                                            ---------                ---------
          Net cash provided by financing activities                            15,591                   11,008
                                                                            ---------                ---------

Net effect of exchange rate changes on cash                                        40                      (10)
                                                                            ---------                ---------

Change in cash and cash equivalents                                            (3,699)                  (5,255)

Cash and cash equivalents, beginning of period                                  6,004                    9,108
                                                                            ---------                ---------
Cash and cash equivalents, end of period                                    $   2,305                $   3,853
                                                                            =========                =========

Supplemental cash flow information:
     Depreciation                                                           $   5,188                $   4,451
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

                        Simmons Company and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

         For purposes of this report the "Company" refers to Simmons Company and its subsidiaries, collectively. The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). The accompanying unaudited condensed consolidated financial statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company at June 26, 1999, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and accompanying notes. Operating results for the period ended June 26, 1999, are not necessarily indicative of future results that may be expected for the year ending December 25, 1999.


2.       Inventories

         Inventories consisted of the following at June 26, 1999 and December 26, 1998 (in thousands):

                                                     June 26,            December 26,
                                                       1999                  1998
                                                       ----                  ----

Raw materials                                         $11,974              $12,823
Work in progress                                        1,294                1,376
Finished goods                                          7,291                6,263
                                                      -------              -------
                                                      $20,559              $20,462
                                                      =======              =======

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)
--------------------------------------------------------------------------------

3.       Long-Term Obligations

         Long-term obligations consisted of the following at June 26, 1999 and December 26, 1998 (in thousands):

                                                          June 26,                  December 26,
                                                            1999                        1998
                                                            ----                        ----
New Senior Credit Agreement:
     Tranche A Term Loan                                  $  48,607                  $  70,000
     Tranche B Term Loan                                     68,657                     70,000
     Tranche C Term Loan                                     48,764                     50,000
Industrial Revenue Bonds, 7.00%, due 2017                     9,700                      9,700
Industrial Revenue Bonds, 3.20%, due 2016                     5,000                      5,000
Banco Santander Loan                                          3,075                      3,164
10.25% Series Subordinated Notes due 2009                   150,000                       --
Senior Bridge Loans                                            --                       75,000
Junior Simmons Notes                                           --                       30,000
Other, including capital lease obligations                      561                        605
                                                          ---------                  ---------
                                                            334,364                    313,469
Less current portion                                           (532)                    (1,832)
                                                          ---------                  ---------
                                                          $ 333,832                  $ 311,637
                                                          =========                  =========


         The New Senior Credit Agreement provides for loans of up to $270.0 million, consisting of the Term Loan Facility of $190.0 million and the Revolving Loan Facility of $80.0 million. We distributed a portion of the proceeds of the Term Loan Facility and our initial borrowings under the Revolving Credit Facility to Simmons Holdings Inc., our parent company ("Simmons Holdings") to provide a portion of the funds necessary to consummate a recapitalization agreement (as amended to date, the "Merger Agreement") with Simmons Holdings and REM Acquisition, Inc., a transitory Delaware merger corporation ("REM") sponsored by Fenway. The Merger Agreement provided for REM to merge with and into Simmons Holdings, with Simmons Holdings being the surviving corporation. Following the prepayments made from the proceeds of a private offering of 10.25% Series B Senior Subordinated Notes due 2009, the Term Loan Facility was reduced to approximately $166.0 million and such facility will require no principal amortization payments in 1999. Our indebtedness under the New Senior Credit Agreement bears interest at a floating rate, is guaranteed by Simmons Holdings and one of our current domestic subsidiaries and is collateralized by substantially all of our assets.

         The interest rates per annum in effect at June 26, 1999 for the Tranche A term, Tranche B term and Tranche C term loans were 7.7%, 8.2% and 8.5%, respectively.

         At June 26, 1999, the amount under the Revolving Credit Facility that was available to be drawn was approximately $79.4 million, after giving effect to $0.6 million that was reserved for our reimbursement obligations with respect to outstanding letters of credit.

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)
--------------------------------------------------------------------------------

         On March 16, 1999, we completed a refinancing, which consisted of the sale of $150.0 million of 10.25% Senior Subordinated Notes due 2009 (the "Notes") pursuant to a private offering. We used the net proceeds from this offering to:

          (1) repay the indebtedness under the senior bridge loan agreement and the junior subordinated notes issued by us and accrued interest;

          (2) repay the amounts outstanding under our revolving credit facility and accrued interest; and

          (3) prepay a portion of the amounts outstanding under our term loan facility and accrued interest.

         On August 5, 1999 our registration statement became effective. On April 21, 1999, we filed a registration statement on Form S-4 to issue 10.25% Series B Senior Subordinated Notes due 2009 (the "New Notes") pursuant to an exchange offer whereby holders of the Notes have an opportunity to receive New Notes which will be registered under the Securities Act of 1933, but are otherwise identical to the Notes.

         In November 1998, Simmons Caribbean Bedding, Inc., our wholly owned subsidiary, entered into a permanent loan facility with Banco Santander in the amount of $3.2 million accruing interest at a fluctuating rate based on the London Interbank Offered Rate (or LIBOR) plus an applicable margin; the interest rate was 7.0% as of June 26, 1999.

         Future maturities of long-term obligations as of June 26, 1999 are as follows:

                         1999..............................................      $    366
                         2000..............................................           799
                         2001..............................................         3,974
                         2002..............................................        16,865
                         2003..............................................        18,045
                         Thereafter.......................................        294,315
                                                                                 --------
                                                                                 $334,364
                                                                                 ========


4.       Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Financial statements for prior periods need not be restated. We are currently reviewing the provisions of SFAS No. 133 and we do not believe that the financial statements will be materially impacted by the adoption of this pronouncement.

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)
--------------------------------------------------------------------------------

5.       Contingencies

         On April 3, 1998, Serta, Inc. filed a complaint against Simmons in the United States District Court for the Northern District of Illinois, Eastern Division, alleging that some Simmons products--including those sold in connection with the trademarks Connoisseur(R)collection, Crescendo(TM), and some World Class Beautyrest(R) and BackCare(R) Ultimate models--infringe one of their U.S. patents and that our use of the term "Crescendo" infringes their alleged common-law trademark, "Crescendo". Serta seeks compensatory damages in an unspecified amount, interest, an accounting and disgorgement of profits derived from allegedly infringing acts, treble damages, an order enjoining further alleged infringement and requiring destruction of allegedly infringing items, costs, expenses and attorney's fees. We have denied the material allegations of the complaint. We also have asserted affirmative defense and/or counterclaims against Serta alleging non-infringement, invalidity and unenforceability of the patent-in-suit, and alleging infringement by Serta of our rights in the term "Crescendo" in various geographic areas to the extent usage of the term by both Serta and us would be confusingly similar. Serta requested the Patent and Trademark Office, the PTO, to reexamine the patent-in-suit. Pending the outcome of the reexamination, and by agreement of the parties, the pending lawsuit was stayed. In April 1999, the PTO reinstated Serta's patent and the stay in action was lifted. While we deny that Serta is entitled to any relief and intend to defend the action vigorously, we cannot assure you that we will prevail in this action.

         From time to time, we have been involved in various legal proceedings. We believe that all other litigation is routine in nature and incidental to the conduct of our business, and that none of this other litigation, if determined adversely to us, would have a material adverse effect on our financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended June 26, 1999 as Compared to Quarter Ended June 27,1998

         Net Sales. Net sales for the quarter ended June 26, 1999 increased 5.0%, or $7.0 million, from $140.7 million in 1998 to $147.7 million in 1999. The increase was due primarily to a 4.2% or $6.1 million increase in bedding average unit selling price and a 0.8% or $0.9 million increase in bedding unit sales volume. The increase in bedding average unit selling price is attributable to sales of higher priced products, particularly in the BackCare(R) line. The growth in bedding unit sales volume resulted primarily from increased BackCare(R) and Beautyrest(R) product shipments.

         Cost of Products Sold. As a percentage of net sales, cost of products sold for the quarter ended June 26, 1999 decreased 2.5 percentage points from 59.3% in 1998 to 56.8% in 1999. Our gross margin improvement for the quarter reflects raw material cost efficiencies resulting from higher levels of procurement and increased productivity in certain of our manufacturing facilities. Gross margins during the quarter also benefited from the increase in bedding average unit selling price described above.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the quarter ended June 26, 1999 increased 1.6 percentage points from 35.1% in 1998 to 36.7% in 1999. We attribute this increase to an increase in marketing expenditures. Marketing expenditures increased due to higher cooperative advertising and promotion costs. Offsetting, in part, the increase in marketing expenditures were lower distribution costs and various selling expenses.

         ESOP Expense. ESOP expense increased from $1.4 million for the quarter ended June 27, 1998 to $1.8 million for the quarter ended June 26, 1999. We attribute this increase to an increase in the appraised value of the shares subject to the Simmons ESOP in 1999.

         Amortization of Intangibles. Amortization of intangibles for the quarter remained relatively stable at approximately $1.9 million.

         Interest Expense, Net. Interest expense, net increased $2.9 million from $4.9 million for the quarter ended June 27, 1998 to $7.8 million for the quarter ended June 26, 1999 due primarily to increased indebtedness resulting from the Fenway acquisition.

         Other Expense, Net. Other expense, net increased slightly from $0.4 million for the quarter ended June 27, 1998 to $0.6 million for the quarter ended June 26, 1999. We attribute this increase to an increase in management advisory service fees paid to Fenway.

         Provision for Income Taxes. Our effective tax rates for the quarters ended June 26, 1999 and June 27, 1998 differ from the federal statutory rate primarily because of non tax-deductible amortization of goodwill.

         Management's Discussion and Analysis of Financial Condition and
                        Results of Operations - Continued
--------------------------------------------------------------------------------

         Net Loss. For the reasons set forth above, we incurred a net loss of $0.7 million for the quarter ended June 26, 1999 compared to a $0.3 million loss for the quarter ended June 27, 1998.

Six Months Ended June 26, 1999 as Compared to Six Months Ended June 27,1998

         Net Sales. Net sales for the six months ended June 26, 1999 increased 5.0%, or $14.0 million, from $280.1 million in 1998 to $294.1 million in 1999. The increase was due primarily to a 3.6% or $12.1 million increase in bedding average unit selling price and a 1.4% or $1.9 million increase in bedding unit sales volume. The increase in bedding average unit selling price is attributable to sales of higher priced products, particularly in the BackCare(R) line. The growth in bedding unit sales volume resulted primarily from increased BackCare(R) and Beautyrest(R) product shipments.

         Cost of Products Sold. As a percentage of net sales, cost of products sold for the six months ended June 26, 1999 decreased 2.0 percentage points from 59.6% in 1998 to 57.6% in 1999. Our gross margin improvement for the six months reflects raw material cost efficiencies resulting from higher levels of procurement and increased productivity in certain of our manufacturing facilities. Gross margins during the six months also benefited from the increase in bedding average unit selling price described above.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the six months ended June 26, 1999 increased 1.3 percentage points from 35.9% in 1998 to 37.2% in 1999. We attribute this increase to an increase in marketing expenditures. Marketing expenditures increased due to higher cooperative advertising and promotion costs. Offsetting, in part, the increase in marketing expenditures were lower distribution costs and various selling expenses.

         ESOP Expense. ESOP expense increased from $2.8 million for the six months ended June 27, 1998 to $3.6 million for the six months ended June 26, 1999. We attribute this increase to an increase in the appraised value of the shares subject to the Simmons ESOP in 1999.

         Amortization of Intangibles. Amortization of intangibles for the six months remained relatively stable at approximately $3.8 million.

         Interest Expense, Net. Interest expense, net increased $6.2 million from $9.5 million for the six months ended June 27, 1998 to $15.7 million for the six months ended June 26, 1999 due primarily to increased indebtedness resulting from the Fenway acquisition.

         Other Expense, Net. Other expense, net increased from $0.8 million for the six months ended June 27, 1998 to $1.1 million for the six months ended June 26, 1999. We attribute this increase to an increase in management advisory service fees paid to Fenway.

         Provision for Income Taxes. Our effective tax rates for the six months ended June 26, 1999 and June 27, 1998 differ from the federal statutory rate primarily because of non tax-deductible amortization of goodwill.

         Management's Discussion and Analysis of Financial Condition and
                        Results of Operations - Continued
--------------------------------------------------------------------------------

         Extraordinary Item. In the first quarter of 1999, we recorded a $3.3 million extraordinary charge representing the remaining unamortized debt issuance costs related to certain long-term obligations repaid in connection with the Offering.

         Net Loss. For the reasons set forth above, we incurred a net loss of $7.4 million for the six months ended June 26, 1999 compared to a $2.1 million loss for the six months ended June 27, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of cash to fund liquidity needs is net cash provided by operating activities and availability under the New Senior Credit Agreement. Our primary use of funds consists of payments of principal and interest, and capital expenditures.

         Our operating activities used cash of $13.9 million in the first six months of 1999 compared to $6.8 million used in the first six months of 1998. The difference is due primarily to a higher net loss during the six months, the timing of payments of accounts payable and the timing of accounts receivable collections.

         Our capital expenditures totaled $5.5 million for the six months ended June 26, 1999. These capital expenditures consisted primarily of normal recurring capital expenditures. We expect to spend approximately $9.0 million for 1999 capital expenditures. We believe that annual capital expenditure limitations in the New Senior Credit Agreement and the indenture for the 10.25% Senior Subordinated Notes due 2009 will not significantly inhibit us from meeting our ongoing capital needs.

         As of June 26, 1999, we had no borrowings and $79.4 million available under our Revolving Credit Facility. As of June 26, 1999, we were in compliance with the financial covenants contained in all our credit facilities.

SEASONALITY

         Our volume of sales is somewhat seasonal, with sales generally lower during the first quarter of each year than in the remaining three quarters of the year. Historically, our working capital borrowings have increased during the first half of each year and have decreased in the second half of each year. We also experience a seasonal fluctuation in profitability, with our gross profit percentage during the first quarter of each year slightly lower than the margin percentages obtained in the remaining part of the year. We believe that seasonality of profitability is a factor that affects the conventional bedding industry generally and that it is primarily due to retailers' emphasis in the first quarter on price reductions and promotional bedding and manufacturers' emphasis on close-outs of the prior year's product lines. These two factors together result in lower profit margins.

         Management's Discussion and Analysis of Financial Condition and
                        Results of Operations - Continued
--------------------------------------------------------------------------------


ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Financial statements for prior periods need not be restated. We are currently reviewing the provisions of SFAS No. 133 and we do not believe that the financial statements will be materially impacted by the adoption of this pronouncement.

IMPACT OF THE YEAR 2000 ISSUE

         Issues relating to the year 2000 are the result of computer programs and certain embedded-chip systems being written or developed using two digits rather than four to define the applicable year. Any of our computer programs or embedded-chip systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, obtain raw materials, manufacture or ship products, generate invoices, or engage in similar normal business activities.

         We formed a committee consisting of personnel from all of our major disciplines to address risks associated with the year 2000 issue. The committee developed a list of all of our information systems and investigated each system to determine its year 2000 readiness.

         With the upgrade of our enterprise wide information system we undertook in 1995, which is substantially complete today, our information systems are largely year 2000 compliant. However, certain of office computer systems are not year 2000 compliant. We will complete a year 2000 upgrade of these remaining systems that are not year 2000 compliant by the end of the third quarter of 1999. We currently expect costs to complete the year 2000 upgrade will include internal data processing resources, as well as some external consultant fees to assist in the effort. The fiscal year 1999 cost of this initiative through June 26, 1999 was approximately $0.3 million all of which was expensed in the first six months of 1999. We anticipate that additional costs to bring all of our systems into year 2000 compliance, consisting of costs related to personal computer replacements and upgrades will be approximately $2.2 million, of which we estimate $1.6 will be expensed in 1999. Our internal resources to address the year 2000 issue consist of approximately 5 full-time employees.

         We believe that our main system hardware and operating systems, as well as our networking operating systems are all year 2000 compliant. We also use manufacturing processes that include computer controlled equipment. We have completed the assessment and remediation of equipment with embedded chips or software. We have completed approximately 95% of the testing of remediation of our equipment. Once testing is complete, our equipment should be

         Management's Discussion and Analysis of Financial Condition and
                        Results of Operations - Continued
--------------------------------------------------------------------------------

compliant. We expect to complete testing and implementation of updated equipment by October 1999.

         Our facilities staff is also investigating the status of our non-information systems with respect to year 2000 compliance. These non-information systems include phones, voicemail, heating/air conditioning, electricity and security systems. We believe that all of our non-information systems are year 2000 compliant.

         In addition to reviewing our internal systems, we have polled our significant suppliers, customers and freight carriers to determine whether they are year 2000 compliant, and, if not, the extent to which our operations may be adversely affected as a result of their failure to be year 2000 compliant. Of 104 third party sources of goods and services we surveyed, we received 84 responses reflecting approximately 90% of our purchase volume. In particular, Leggett & Platt, our major supplier, has informed us that all of its critical central systems have been converted to year 2000 compliant software and individual system testing is substantially complete. In total, Leggett & Platt management estimates that the year 2000 systems conversion effort is nearly 100% complete as of June 1999. We do not anticipate material adverse effects from foreign suppliers of goods and services as a result of the date change to year 2000. We have received written confirmations regarding year 2000 compliance from all of our equipment manufacturers, including foreign manufacturers. Although we have received assurances from most of our suppliers, customers and freight carriers we cannot determine the extent to which our operations may be adversely affected by the failure of our suppliers to be year 2000 compliant or assure you that such adverse effect will not occur.

         The costs of our year 2000 initiatives and their completion dates are based upon best estimates and derived using various assumptions of future events including the continued availability of resources, third party statements of compliance and other factors. To date, we have not encountered any problems implementing year 2000 remediation. However, we cannot guarantee that these estimates will be achieved and actual results could differ materially from these plans.

         Based upon progress made to date in assessing our year 2000 issues and our compliance with year 2000 issues related to primary business information systems, we do not foresee significant adverse effects from the date change to year 2000 at this time.

         With respect to the risks associated with our information and non-information systems, we believe that the most likely worst case scenario is that we may experience minor system malfunctions and errors in the early days and weeks of the year 2000 that were not detected during our testing and remediation efforts. We also believe that these problems will not have a material effect on our financial condition or results of operations, although if our remediation and testing program is delayed or inadequate, our financial condition or results of operations could be materially adversely affected.

         With respect to the risks associated with third parties, as our manufacturing processes rely on the "just-in-time" delivery of raw materials from our major suppliers, we believe that the most likely worst case scenario is that some of our suppliers will not be year 2000 compliant and will have difficulty filling orders and delivering goods. As noted above, we have surveyed most of our suppliers about their year 2000 readiness postures and, based on their responses, expect

         Management's Discussion and Analysis of Financial Condition and
                        Results of Operations - Continued
--------------------------------------------------------------------------------

that they will be in substantial compliance with year 2000 protocols. If shipments of raw materials from one or more of our suppliers are disrupted or delayed in the early days and weeks of year 2000, we intend to use alternate suppliers. If we are unable to obtain raw materials from alternate suppliers, or if Leggett & Platt, which provides us several types of materials that are not available from other suppliers, has its operations disrupted or delayed in the early days and weeks of year 2000, our financial condition or results of operations could be materially affected.

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

Item 1.       Legal Proceedings.

              See Note 5 to the Condensed Consolidated Financial Statements,
              Part I, Item 1 included herein.

Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K

              (a)    Exhibits

                     27.0    Financial Data Schedule

              (b)    Reports on Form 8-K

                     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Simmons Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                            SIMMONS COMPANY

By:                 /s/ Zenon S. Nie
         ----------------------------------------
                        Zenon S. Nie
         Chairman of the Board of Directors,
         Chief Executive Officer and President
         (Principal Executive Officer)



By:                 /s/ Jonathan C. Daiker
         ----------------------------------------
                        Jonathan C. Daiker
         Executive Vice President--Finance and
         Administration, Chief Financial Officer
         and Director
         (Principal Accounting Officer)

Date:    September 1, 1999