Form 10-Q
period 1999-09-25
SIMMONS CO /GA/
filed 1999-11-09
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 25, 1999

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

         Commission file number   333-76723

                                 SIMMONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                               06-1007444
   -------------------------------       ------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

One Concourse Parkway, Suite 600, Atlanta, Georgia             30328
--------------------------------------------------          ----------
    (Address of principal executive offices)                (Zip Code)

    Registrant's telephone number, including area code    (770) 512-7700
                                                      -----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         The number of shares of the registrant's common stock outstanding as of November 8, 1999 was 31,964,452.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                 (in thousands)
                                   (Unaudited)

                                                              Quarter Ended
                                                      ------------------------------
                                                      September 25,    September 26,
                                                           1999             1998
                                                           ----             ----
Net sales                                                $172,964         $177,000

Costs and expenses:
     Cost of products sold                                 98,133          101,449
     Selling, general and administrative expenses          56,249           56,606
     ESOP expense                                           1,792            1,429
     Amortization of intangibles                            1,907            1,906
      Interest expense, net                                 7,917            4,870
     Other expense, net                                       589            1,038
                                                         --------         --------
          Income before income taxes                        6,377            9,702
Provision for income taxes                                  2,624            4,728
                                                         --------         --------
Net income                                                  3,753            4,974
                                                         --------         --------

Other comprehensive income:
     Foreign currency translation adjustment                   (3)             (14)
                                                         --------         --------
Comprehensive income                                     $  3,750         $  4,960
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

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                 (in thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                      -------------------------------
                                                      September 25,     September 26,
                                                          1999              1998
                                                          ----              ----
Net sales                                                $467,001         $457,068

Costs and expenses:
     Cost of products sold                                267,620          268,254
     Selling, general and administrative expenses         165,701          157,035
     ESOP expense                                           5,377            4,262
     Amortization of intangibles                            5,721            5,721
     Interest expense, net                                 23,671           14,408
     Other expense, net                                     1,711            1,833
                                                         --------         --------
         Income (loss) before income taxes and
             extraordinary item                            (2,800)           5,555
Provision (benefit) for income taxes                       (1,358)           2,729
                                                         --------         --------
     Income (loss) before extraordinary item               (1,442)           2,826
Extraordinary loss from early extinguishment
     of debt, net of income tax benefit of $1,095           2,173               --
                                                         --------         --------
Net (loss) income                                          (3,615)           2,826
                                                         --------         --------

Other comprehensive income:
     Foreign currency translation adjustment                   37              (24)
                                                         --------         --------
Comprehensive (loss) income                              $ (3,578)        $  2,802
                                                         ========         ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                       September 25,    December 26,
                                                           1999             1998
                                                           ----             ----
ASSETS
Current assets:
     Cash and cash equivalents                           $  7,928        $  6,004
     Accounts receivable, less allowance for
           doubtful accounts of $3,442 and $4,177          87,711          71,354
     Inventories                                           19,749          20,462
     Deferred income taxes                                 11,432           7,440
     Other current assets                                  10,832          14,792
                                                         --------        --------
          Total current assets                            137,652         120,052
                                                         --------        --------

Property, plant and equipment, net                         53,826          54,153
Patents, net of accumulated amortization of
     $9,762 and $7,666                                      7,270           9,366
Goodwill, net of accumulated amortization of
     $16,915 and $13,290                                  176,392         180,017
Other assets                                               49,762          36,473
                                                         --------        --------
                                                         $424,902        $400,061
                                                         ========        ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                                September 25,       December 26,
                                                                     1999               1998
                                                                     ----               ----
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $ 26,240           $ 29,950
     Accrued advertising and incentives                              24,583             15,321
     Accrued taxes                                                    1,923              6,578
     Other accrued expenses                                          18,347             15,632
     Current maturities of long-term obligations                        589              1,832
                                                                   --------           --------
          Total current liabilities                                  71,682             69,313

Noncurrent liabilities:
     Long-term obligations                                          333,701            311,637
     Other noncurrent liabilities                                    17,938             19,328
                                                                   --------           --------
          Total liabilities                                         423,321            400,278

Commitments and contingencies
Redemption Obligation--ESOP, net of  related unearned
     compensation of $7,485 and $11,400                              15,999             12,084
Common stockholders' deficit:
     Common stock, $.01 par value; 50,000 shares
          authorized 31,964 issued and outstanding                      320                320
     Paid in capital                                                  1,461                 --
     Accumulated deficit                                            (16,150)           (12,535)
     Accumulated other comprehensive loss                               (49)               (86)
                                                                   --------           --------
          Total common stockholders' deficit                        (14,418)           (12,301)
                                                                   --------           --------
                                                                   $424,902           $400,061
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

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                  Nine Months Ended
                                                           ---------------------------------
                                                           September 25,       September 26,
                                                                1999               1998
                                                                ----               ----
Net cash provided by (used in) operating activities           $ (5,561)          $  3,751

Cash flows from investing activities:
     Purchases of property, plant and equipment, net            (7,615)           (12,221)
                                                              --------           --------
          Net cash used in investing activities                 (7,615)           (12,221)
                                                              --------           --------

Cash flows from financing activities:
     Proceeds of 10.25% Senior Subordinated
          Notes due 2009                                       150,000                 --
     Payments on Senior Bridge Loans                           (75,000)                --
     Payments on Junior Simmons Notes                          (30,391)                --
     Proceeds of long-term borrowings                               --             43,233
     Payments on long-term borrowings                          (24,179)           (36,719)
     Payments of financing costs                                (5,367)                --
     Treasury stock purchases                                       --                (55)
                                                              --------           --------
          Net cash provided by financing activities             15,063              6,459
                                                              --------           --------

Net effect of exchange rate changes on cash                         37                (24)
                                                              --------           --------

Change in cash and cash equivalents                              1,924             (2,035)

Cash and cash equivalents, beginning of period                   6,004              9,108
                                                              --------           --------
Cash and cash equivalents, end of period                      $  7,928           $  7,073
                                                              ========           ========

Supplemental cash flow information:
     Depreciation                                             $  7,942           $  6,777
                                                              ========           ========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

         For purposes of this report the "Company" refers to Simmons Company and its subsidiaries, collectively. The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). The accompanying unaudited condensed consolidated financial statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company at September 25, 1999, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and accompanying notes. Operating results for the period ended September 25, 1999, are not necessarily indicative of future results that may be expected for the year ending December 25, 1999.


2.       Inventories

         Inventories consisted of the following at September 25, 1999 and December 26, 1998 (in thousands):

                                 September 25,          December 26,
                                     1999                   1998
                                     ----                   ----
Raw materials                       $11,478               $12,823
Work in progress                      1,398                 1,376
Finished goods                        6,873                 6,263
                                    -------               -------
                                    $19,749               $20,462
                                    =======               =======

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)
--------------------------------------------------------------------------------

3.       Long-Term Obligations

         Long-term obligations consisted of the following at September 25, 1999 and December 26, 1998 (in thousands):

                                                         September 25,          December 26,
                                                             1999                   1998
                                                             ----                   ----
Senior Credit Agreement:
     Tranche A Term Loan                                   $ 48,607              $ 70,000
     Tranche B Term Loan                                     68,657                70,000
     Tranche C Term Loan                                     48,764                50,000
Industrial Revenue Bonds, 7.00%, due 2017                     9,700                 9,700
Industrial Revenue Bonds, 3.20%, due 2016                     5,000                 5,000
Banco Santander Loan                                          3,022                 3,164
10.25% Series Subordinated Notes due 2009                   150,000                     -
Senior Bridge Loans                                               -                75,000
Junior Simmons Notes                                              -                30,000
Other, including capital lease obligations                      540                   605
                                                           --------              --------
                                                            334,290               313,469
Less current portion                                           (589)               (1,832)
                                                           --------              --------
                                                           $333,701              $311,637
                                                           ========              ========


         The Senior Credit Agreement provides for loans of up to $270.0 million, consisting of the Term Loan Facility of $190.0 million and the Revolving Loan Facility of $80.0 million. We distributed a portion of the proceeds of the Term Loan Facility and our initial borrowings under the Revolving Credit Facility to Simmons Holdings Inc., our parent company ("Simmons Holdings") to provide a portion of the funds necessary to consummate a recapitalization agreement (as amended, the "Merger Agreement") with Simmons Holdings and REM Acquisition, Inc., a transitory Delaware merger corporation ("REM") sponsored by Fenway. The Merger Agreement provided for REM to merge with and into Simmons Holdings, with Simmons Holdings being the surviving corporation. Following the prepayments made from the proceeds of a private offering of 10.25% Series B Senior Subordinated Notes due 2009, the Term Loan Facility was reduced to approximately $166.0 million and such facility requires no principal amortization payments in 1999. Our indebtedness under the Senior Credit Agreement bears interest at a floating rate, is guaranteed by Simmons Holdings and one of our current domestic subsidiaries and is collateralized by substantially all of our assets.

         The interest rates per annum in effect at September 25, 1999 for the Tranche A term, Tranche B term and Tranche C term loans were 7.9%, 8.4% and 8.7%, respectively.

         At September 25, 1999, the amount under the Revolving Credit Facility that was available to be drawn was $80.0 million.

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

         On September 9, 1999, we issued 10.25% Series B Senior Subordinated Notes due 2009 (the "New Notes") in exchange for all Notes, pursuant to an exchange offer whereby holders of the Notes received New Notes which have been registered under the Securities Act of 1933, as amended, but are otherwise identical to the Notes.

         In November 1998, Simmons Caribbean Bedding, Inc., our wholly owned subsidiary, entered into a permanent loan facility with Banco Santander in the amount of $3.2 million accruing interest at a fluctuating rate based on the London Interbank Offered Rate (or LIBOR) plus an applicable margin; the interest rate was 7.5% as of September 25, 1999.

         Future maturities of long-term obligations as of September 25, 1999 are as follows:

          1999..............................................        $    292
          2000..............................................             799
          2001..............................................           3,974
          2002..............................................          16,865
          2003..............................................          18,045
          Thereafter.......................................          294,315
                                                                    --------
                                                                    $334,290
                                                                    ========

3.       Stock Option Plan

         On September 23, 1999, the board of directors established the 1999 Stock Option Plan ("1999 Plan"), which provides for the granting of up to 3,456,000 options for shares of Simmons Holdings Common Stock to directors (including those who are not employees), all executive officers of the Company and its Subsidiaries and other employees, consultants and advisors. Under the terms of the 1999 Plan, options may be either incentive or nonqualified. Generally, the options outstanding under the 1999 Plan: (i) are granted at prices which equate to or are above the market value of the Common Stock on the date of grant, and (ii) vest ratably over a five year period based upon the achievement of an annual Adjusted EBITDA target, as defined in the plan, or as otherwise established by the Compensation Committee of the Board of Directors. The 1999 Plan permits the Compensation Committee to grant other incentive options on terms and conditions established by the Committee.

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)
--------------------------------------------------------------------------------


         As of September 25, 1999 the Company had granted 2,880,000 options under the 1999 Plan.

4.       Recent Developments

         Two customers, affiliated through common ownership, are indebted to us in an amount approximating $15.4 million, relating to notes, certain advances and trade receivables, excluding current receivables. These customers are in default of payment and other provisions contained in their dealer and other agreements and promissory notes issued to us. We have included in other assets at September 25, 1999 and December 26, 1998, amounts of $15.4 million and $3.4 million, respectively, and have included in current assets at September 25, 1999 and December 26, 1998, amounts of $2.7 million and $6.0 million, respectively, related to these customers. We are considering a number of alternatives in pursuing our rights under our agreements with these customers, including the acquisition of the capital stock of one or both of the customers in return for an amount equal to the fair market value less obligations owed to us. Based on our current assessment of the value of the stock of these customers, determined in accordance with the collateral method set forth in Financial Accounting Standards Board Opinion No. 114 "Accounting by Creditors for the Impairment of a Loan," we have recorded $2.0 million as an allowance for credit losses at September 25, 1999. We believe the value of these customers' businesses exceed the net amount of the receivable; however, the results and timing of any eventual transaction between us or exercise of remedies by us is uncertain.

         Further, the eventual recovery of our investment in these businesses is dependent upon our ability to achieve improvements sufficient to generate profitable operations and positive cash flows including the elimination of unnecessary and discretionary expenses and closure of certain unprofitable stores. We currently believe that such improvements are achievable, based upon our expertise in bedding manufacturing and distribution, our knowledge of these businesses' markets, and their established presence in such markets. In addition, the sale of all or a portion of the stock of these customers, or their underlying assets to a third party may be considered. However, the actual achievement of such improvements or the realization in respect of the stock or assets of these customers is not assured.

5.       Accounting Pronouncements

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

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)
--------------------------------------------------------------------------------


6.       Contingencies

         On April 3, 1998, Serta, Inc. filed a complaint against Simmons in the United States District Court for the Northern District of Illinois, Eastern Division, alleging that some Simmons products--including those sold in connection with the trademarks Connoisseur(R) collection, Crescendo(TM), and some World Class Beautyrest(R) and BackCare(R) Ultimate models--infringe one of their U.S. patents and that our use of the term "Crescendo" infringes their alleged common-law trademark, "Crescendo". Serta seeks compensatory damages in an unspecified amount, interest, an accounting and disgorgement of profits derived from allegedly infringing acts, treble damages, an order enjoining further alleged infringement and requiring destruction of allegedly infringing items, costs, expenses and attorney's fees. We have denied the material allegations of the complaint. We also have asserted affirmative defense and/or counterclaims against Serta alleging non-infringement, invalidity and unenforceability of the patent-in-suit, and alleging infringement by Serta of our rights in the term "Crescendo" in various geographic areas to the extent usage of the term by both Serta and us would be confusingly similar. Serta requested the Patent and Trademark Office, the PTO, to reexamine the patent-in-suit. Pending the outcome of the reexamination, and by agreement of the parties, the pending lawsuit was stayed. In April 1999, the PTO reinstated Serta's patent and the stay in action was lifted. While we deny that Serta is entitled to any relief and intend to defend the action vigorously, we cannot assure you that we will prevail in this action. While management does not believe it will receive an adverse judgment in this litigation, if determined adversely to us, this litigation could have a material adverse effect on our financial condition or results of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended September 25, 1999 as Compared to Quarter Ended September 26,1998

         Net Sales. Net sales for the quarter ended September 25, 1999 declined 2.3%, or $4.0 million, from $177.0 million in 1998 to $173.0 million in 1999. The decline was due primarily to a 7.3% or $12.0 million decline in bedding unit sales volume, offset, in part, by a 5.0% or $8.0 million increase in bedding average unit selling price. The decline in unit shipments is attributable to a shift in product mix toward higher price point products and the first anniversary of the BackCare(R) introduction by our largest vendor. The increase in bedding average unit selling price is attributable to sales of higher price products, particularly in the BackCare(R) line.

         Cost of Products Sold. As a percentage of net sales, cost of products sold for the quarter ended September 25, 1999 decreased 0.6 percentage points from 57.3% in 1998 to 56.7% in 1999. Our gross margin improvement for the quarter reflects the shift in product mix toward higher price point products, raw material cost efficiencies and increased productivity in certain of our manufacturing facilities.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the quarter ended September 25, 1999 increased 0.5 percentage points from 32.0% in 1998 to 32.5% in 1999. We attribute this increase to an increase in cooperative advertising and promotion costs as we move toward higher price point products which carry higher promotional rates and to higher costs associated with new system technologies related to our Y2K initiatives. Offsetting, in part, the increase in these expenditures were lower distribution costs and various selling and marketing expenses.

         ESOP Expense. ESOP expense increased from $1.4 million for the quarter ended September 26, 1998 to $1.8 million for the quarter ended September 25, 1999. We attribute this increase to an increase in the appraised value of the shares subject to the Simmons ESOP in 1999.

         Amortization of Intangibles. Amortization of intangibles for the quarter remained relatively stable at approximately $1.9 million.

         Interest Expense, Net. Interest expense, net increased $3.0 million from $4.9 million for the quarter ended September 26, 1998 to $7.9 million for the quarter ended September 25, 1999 due primarily to increased indebtedness resulting from the Fenway acquisition.

         Other Expense, Net. Other expense, net declined from $1.0 million for the quarter ended September 26, 1998 to $0.6 million for the quarter ended September 25, 1999. We attribute this decline to non-recurring charges incurred in 1998 related to the pending Fenway transaction, offset, in part, by an increase in management advisory service fees paid to Fenway.

         Provision for Income Taxes. Our effective tax rates for the quarters ended September 25, 1999 and September 26, 1998 differ from the federal statutory rate primarily because of non tax-deductible amortization of goodwill.

         Management's Discussion and Analysis of Financial Condition and
                        Results of Operations - Continued
--------------------------------------------------------------------------------

         Net Income. For the reasons set forth above, we had net income of $3.8 million for the quarter ended September 25, 1999 compared to $5.0 million in net income for the quarter ended September 26, 1998.

Nine Months Ended September 25, 1999 as Compared to Nine Months Ended September 26, 1998

         Net Sales. Net sales for the nine months ended September 25, 1999 increased 2.2%, or $9.9 million, from $457.1 million in 1998 to $467.0 million in 1999. The increase was due primarily to a 4.0% or $18.2 million increase in bedding average unit selling price and a 1.8% or $8.3 million decline in bedding unit sales volume. The increase in bedding average unit selling price is attributable to sales of higher price products, particularly in the BackCare(R) line and a higher product mix concentration of Beautyrest(R) products. The decline in bedding unit sales volume resulted primarily from the third quarter decline in unit shipments attributable to a shift in product mix toward higher price point products.

         Cost of Products Sold. As a percentage of net sales, cost of products sold for the nine months ended September 25, 1999 decreased 1.4 percentage points from 58.7% in 1998 to 57.3% in 1999. Our gross margin improvement for the nine months reflects the shift in product mix toward higher price point products, raw material cost efficiencies and increased productivity in certain of our manufacturing facilities.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the nine months ended September 25, 1999 increased 1.1 percentage points from 34.4% in 1998 to 35.5% in 1999. We attribute this increase to an increase in cooperative advertising and promotion costs as we move our mix toward higher price point products which carry higher promotional rates. Offsetting, in part, the increase in these expenditures were lower distribution costs and various selling and marketing expenses.

         ESOP Expense. ESOP expense increased from $4.3 million for the nine months ended September 26, 1998 to $5.4 million for the nine months ended September 25, 1999. We attribute this increase to an increase in the appraised value of the shares subject to the Simmons ESOP in 1999.

         Amortization of Intangibles. Amortization of intangibles for the nine months remained relatively stable at approximately $5.7 million.

         Interest Expense, Net. Interest expense, net increased $9.3 million from $14.4 million for the nine months ended September 26, 1998 to $23.7 million for the nine months ended September 25, 1999 due primarily to increased indebtedness resulting from the Fenway acquisition.

         Other Expense, Net. Other expense, for the nine months ended remained relatively stable at approximately $1.8 million. An increase in management advisory service fees paid to Fenway was offset by non-recurring charges incurred in 1998 related to the pending Fenway transaction.

         Management's Discussion and Analysis of Financial Condition and
                        Results of Operations - Continued
--------------------------------------------------------------------------------


         Provision for Income Taxes. Our effective tax rates for the nine months ended September 25, 1999 and September 26, 1998 differ from the federal statutory rate primarily because of non tax-deductible amortization of goodwill.

         Extraordinary Item. In the first quarter of 1999, we recorded a $3.3 million extraordinary charge representing the remaining unamortized debt issuance costs related to certain long-term obligations repaid in connection with the Offering.

         Net Loss. For the reasons set forth above, we incurred a net loss of $3.6 million for the nine months ended September 25, 1999 compared to $2.8 million in net income for the nine months ended September 26, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of cash to fund liquidity needs is net cash provided by operating activities and availability under the Senior Credit Agreement. Our primary use of funds consists of payments of principal and interest, and capital expenditures.

         Our operating activities used cash of $5.6 million in the first nine months of 1999 compared to $3.8 million provided in the first nine months of 1998. The difference is due primarily to a the net loss during the nine months of 1999, the timing of payments of accounts payable and the timing of accounts receivable collections.

         Our capital expenditures totaled $7.7 million for the nine months ended September 25, 1999. These capital expenditures consisted primarily of normal recurring capital expenditures. We expect to spend approximately $9.0 million for 1999 capital expenditures. We believe that annual capital expenditure limitations in the Senior Credit Agreement and the indenture for the 10.25% Senior Subordinated Notes due 2009 will not significantly inhibit us from meeting our ongoing capital needs.

         As of September 25, 1999, we had no borrowings and $80.0 million available under our Revolving Credit Facility. As of September 25, 1999, we were in compliance with the financial covenants contained in all our credit facilities.

RECENT DEVELOPMENTS

         Two customers, affiliated through common ownership, are indebted to us in an amount approximating $15.4 million relating to notes, certain advances and trade receivables, excluding current receivables. These customers are in default of payment and other provisions contained in their dealer and other agreements and promissory notes issued to us. We have included in other assets at September 25, 1999 and December 26, 1998, amounts of $15.4 million and $3.4 million, respectively, and have included in current assets at September 25, 1999 and December 26, 1998, amounts of $2.7 million and $6.0 million, respectively, related to these customers. We are considering a number of alternatives in pursuing our rights under our agreements with these customers, including the acquisition of the capital stock of one or both of the customers in return for an amount equal to the fair market value less obligations owed to us. Based on our

         Management's Discussion and Analysis of Financial Condition and
                        Results of Operations - Continued
--------------------------------------------------------------------------------


current assessment of the value of the stock of these customers, determined in accordance with the collateral method set forth in Financial Accounting Standards Board Opinion No. 114 "Accounting by Creditors for the Impairment of a Loan," we have recorded $2.0 million as an allowance for credit losses at September 25, 1999. We believe the value of these customers' businesses exceed the net amount of the receivable; however, the results and timing of any eventual transaction between us or exercise of remedies by us is uncertain.

         Further, the eventual recovery of our investment in these businesses is dependent upon the ability of the operations to achieve improvements sufficient to generate profitable operations and positive cash flows including the elimination of unnecessary and discretionary expenses and the closure of certain unprofitable stores. We currently believe that such improvements are achievable, based upon our expertise in bedding manufacturing and distribution, our knowledge of these businesses' markets, and their established presence in such markets. In addition, the sale of all or a portion of the stock of these customers, or their underlying assets to a third party may be considered. However, the actual achievement of such improvements or the realization in respect of the stock or assets of these customers is not assured.

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

         With the upgrade of our enterprise wide information system we undertook in 1995, which is complete today, our information systems are in our opinion year 2000 compliant. The fiscal year 1999 cost of our year 2000 readiness program through September 25, 1999 was approximately $1.0 million all of which was expensed in the first nine months of 1999. Our internal resources to address the year 2000 issue consist of approximately 5 full-time employees.

         We believe that our main system hardware and operating systems, as well as our networking operating systems are all year 2000 compliant. We also use manufacturing processes that include computer controlled equipment. We have completed the assessment and remediation of equipment with embedded chips or software. We have completed the testing of remediation of our equipment and deem our equipment compliant.

         Our facilities staff also investigated the status of our non-information systems with respect to year 2000 compliance. These non-information systems include phones, voicemail, heating/air conditioning, electricity and security systems. We believe that all of our non-information systems are year 2000 compliant.

         In addition to reviewing our internal systems, we have polled our significant suppliers, customers and freight carriers to determine whether they are year 2000 compliant, and, if not, the extent to which our operations may be adversely affected as a result of their failure to be year 2000 compliant. Of 104 third party sources of goods and services we surveyed, we received 84 responses reflecting approximately 90% of our purchase volume. In particular, Leggett & Platt, our major supplier, has informed us that all of its critical central systems have been converted to year 2000 compliant software and individual system testing is complete. In total, Leggett & Platt management estimates that the year 2000 systems conversion effort is 100% complete as of September 1999. We do not anticipate material adverse effects from foreign suppliers of goods and services as a result of the date change to year 2000. We have received written confirmations regarding year 2000 compliance from all of our equipment manufacturers, including foreign manufacturers. Although we have received assurances from most of our suppliers, customers and freight carriers we cannot determine the extent to which our operations may be adversely affected by the failure of our suppliers to be year 2000 compliant or assure you that such adverse effect will not occur.

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

         With respect to the risks associated with third parties, as our manufacturing processes rely on the "just-in-time" delivery of raw materials from our major suppliers, we believe that the most likely worst case scenario is that some of our suppliers will not be year 2000 compliant and will have difficulty filling orders and delivering goods. As noted above, we have surveyed most of our suppliers about their year 2000 readiness postures and, based on their responses, expect that they will be in substantial compliance with year 2000 protocols. If shipments of raw materials from one or more of our suppliers are disrupted or delayed in the early days and weeks of year 2000, we intend to use alternate suppliers. If we are unable to obtain raw materials from alternate suppliers, or if Leggett & Platt, which provides us several types of materials that are not available from other suppliers, has its operations disrupted or delayed in the early days and weeks of year 2000, our financial condition or results of operations could be materially affected.

SUBSEQUENT EVENT - PENDING ACQUISITIONS

         On October 8, 1999, we announced our intent to acquire United Sleep Products of Denver, Pennsylvania. The acquisition is subject to completion of due diligence, definitive documentation of the transaction, and other customary conditions.

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

              See Note 5 to the Condensed Consolidated Financial Statements,
              Part I, Item 1 included herein.

Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K

              (a)      Exhibits

              10.1     1999 Stock Option Plan
              10.2     1999 Stockholders Agreement
              27.0     Financial Data Schedule

              (b)      Reports on Form 8-K

                       None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Simmons Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 SIMMONS COMPANY

By: /s/ Zenon S. Nie
   ------------------------------------------------------
        Zenon S. Nie
   Chairman of the Board of Directors,
   Chief Executive Officer and President
   (Principal Executive Officer)



By: /s/ Jonathan C. Daiker
   ------------------------------------------------------
        Jonathan C. Daiker
    Executive Vice President--Finance and Administration,
    Chief Financial Officer and Director
    (Principal Accounting Officer)


Date:  November 9, 1999