Form 10-K
period 1999-12-25
SIMMONS CO /GA/
filed 2000-03-24
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 25, 1999
                                   -----------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                       --------------      ------------------

         Commission file number   333-76723
                               ------------

                                 SIMMONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  06-1007444
----------------------------------------   -------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
       incorporation or organization)

One Concourse Parkway, Suite 600
         Atlanta, Georgia                                 30328
----------------------------------------   -------------------------------------
(Address of principal executive offices)               (Zip Code)

         Registrant's telephone number, including are code        (770) 512-7700
                                                          ----------------------

Securities registered pursuant to Section 12(b) of the Act:   None.

Securities registered pursuant to Section 12(g) of the Act:   None.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 24, 2000 was $ 0 .
                                    ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of the registrant's common stock outstanding as of March 24, 2000 is 31,964,452.
            ----------

           DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE: None

ITEM 1.           BUSINESS

         GENERAL

         Founded in 1871, Simmons (the "Company") is a leading manufacturer and distributor of premium branded bedding products in the United States and the world leader in Pocketed Coil(TM) innerspring technology. We manufacture and license a broad range of mattresses and related sleep products under well-recognized brand names including Simmons(R), Beautyrest(R), BackCare(R), Connoisseur(R) and Maxipedic(R). Sales of conventional bedding, which includes fully assembled mattresses and box springs, accounted for substantially all of our 1999 net sales.

         We sell to a diversified nationwide base of over 2,700 customers, representing more than 5,600 retail outlets. We support our sales to furniture stores, specialty sleep shops, department stores and warehouse showrooms with significant local and national brand advertising and promotional spending as well as extensive customer support services. We operate 18 strategically located manufacturing facilities across the United States and in Puerto Rico. Unlike most of our competitors, which operate as associations of independent licensees, we are one of two national industry participants that operates each of its manufacturing facilities, allowing us greater quality control and standardization of best manufacturing practices.

         RECENT HISTORY OF THE COMPANY

         Prior Ownership

         On March 22, 1996, Simmons Holdings, Inc. ("Holdings"), a company organized on behalf of INVESTCORP S.A. ("Investcorp"), management and certain other investors, acquired 100% of the outstanding common stock of the Company from affiliates of Merrill Lynch Capital Partners, Inc., the Simmons Company Employee Stock Ownership Plan (together with a trust forming a part thereof, the "ESOP") and certain management stockholders (collectively, the "Sellers") for
(i) a purchase price of $253.2 million (including the refinancing or assumption of existing indebtedness and the purchase of management stock options, and excluding the payment of fees, expenses and compensation payable to management) plus (ii) the issuance to the ESOP of 5,670,406 shares of the Company's Series A Preferred Stock, having one vote per share and a liquidation preference of $5.00 per share (together with the financing thereof, the "Acquisition"). Financing for the Acquisition was provided by (i) $85.0 million of capital provided by affiliates of Investcorp, management and certain other investors, (ii) $80.4 million of borrowings under a $115.0 million senior credit facility among the Company, certain lenders and Chase Manhattan Bank (formerly known as Chemical
Bank) ("Chase"), as administrative agent and (iii) $100.0 million of borrowings under a Subordinated Loan Facility among the Company, certain lenders (including an affiliate of Investcorp) and Chase, as administrative agent (the "Subordinated Loan Facility"). The Subordinated Loan Facility was repaid on April 18, 1996 with the net proceeds of the issuance of Senior Subordinated Notes which, in turn, were replaced with Series A Senior Subordinated Notes due 2006 in a registered exchange offer completed in September 1996.

         Recapitalization

         On July 16, 1998, Holdings entered into a recapitalization agreement with the Company and REM Acquisition, Inc., a transitory Delaware merger corporation ("REM"), sponsored by Fenway Partners, Inc., ("Fenway"). Pursuant to the agreement on October 29, 1998 REM merged with and into Holdings (the "Recapitalization"), with Holdings being the surviving corporation. The Recapitalization resulted in certain stockholders of Holdings who are affiliates of or investors arranged by Investcorp receiving an aggregate amount of cash equal to approximately $193.4 million, and certain stockholders of Holdings who are members of management of the Company receiving an aggregate amount of cash equal to approximately $14.0 million. Investcorp retained shares of common stock of Holdings with an estimated fair value of $9.0 million and management retained shares of stock and options to purchase stock of Holdings with an estimated fair value of $16.5 million. As part of the Recapitalization, REM purchased the outstanding shares of Series A Preferred Stock of the Company (the "Series A Preferred Stock") owned by the ESOP that had been allocated to its participants for an aggregate purchase price of $15.4 million, and the ESOP exchanged its remaining outstanding shares of Series A Preferred Stock for shares of common stock of Holdings. The Series A Preferred Stock purchased by REM was cancelled in connection with the Transactions, as defined below. The ESOP retained shares of stock of Holdings with an estimated fair value of $23.4 million.

         Financing for the Recapitalization, the related transactions, and the fees and expenses incurred therewith, was provided by (i) the Company's borrowings under a new $270.0 million senior credit facility (the "Senior Credit Facility") which refinanced the majority of the Company's existing senior and subordinated obligations, (ii) the Company's borrowings of $75.0 million Senior Subordinated Bridge Loans (the "Senior Bridge Loans"), (iii) the Company's borrowings of $30.0 million under the Junior Subordinated Notes (the "Junior Simmons Notes") issued to an affiliate of Fenway, (iv) Holdings' borrowings of $10.0 million under the Junior PIK Notes issued to an affiliate of Fenway, and
(v) $177.0 million of capital provided by Fenway, affiliates of Investcorp, management and certain other investors of Holdings.

         The Recapitalization, the refinancing under the Senior Credit Facility, the Senior Bridge Loans financing and the Junior Simmons Notes financing are collectively referred to herein as the "Transactions". As a result of the Recapitalization and related transactions, Simmons Holdings, LLC, an entity controlled by funds managed by Fenway, acquired 75.1% of the outstanding voting shares of Holdings, and management, the ESOP and Investcorp retained approximately 5.9%, 13.7% and 5.3%, respectively, of the outstanding shares of Holdings. The Company has accounted for the Transactions as a leveraged recapitalization, whereby the historical bases of the assets and liabilities of the Company have been maintained.

         On March 16, 1999, we completed a refinancing, which consisted of the sale of $150.0 million of 10.25% Senior Subordinated Notes due 2009 (the "Notes") pursuant to a private offering. We used the net proceeds from this offering to:

         (1) repay the indebtedness and related accrued interest under the Senior Bridge Loans and the Junior Simmons Notes issued by us;

         (2) repay the amounts outstanding and related accrued interest under our revolving credit facility; and

         (3) prepay a portion of the amounts outstanding and related accrued interest under our term loan facility.

         On September 9, 1999, we issued 10.25% Series B Senior Subordinated Notes due 2009 (the "New Notes") in exchange for all Notes, pursuant to an exchange offer whereby holders of the Notes received New Notes which have been registered under the Securities Act of 1933, as amended, but are otherwise identical to the Notes.

         MANAGEMENT CHANGES

         On January 4, 2000, Mr. Zenon Nie resigned as our Chairman of the Board of Directors, Chief Executive Officer and President, and Charles R. Eitel was hired as Chairman of the Board of Directors and Chief Executive Officer. During January 2000, Mr. Eitel completed an assessment of the effectiveness of our organizational structure, and in early February, 2000, we undertook an enterprise-wide management reorganization to reflect a new management structure going forward. The management reorganization resulted in the termination of 14 management employees. In connection with that reorganization, we hired Peter Brink to serve as our Chief Operations Officer effective February 8, 2000, and named Roger W. Franklin as our interim Chief Financial Officer. We are in the process of finalizing our selection of a Chief Financial Officer.

         INDUSTRY OVERVIEW

         The domestic wholesale bedding industry generated sales of over $4.0 billion in 1999 according to industry sales data compiled by the International Sleep Products Association ("ISPA"). Although fragmented with approximately 700 manufacturers, the industry is mature and stable. The stability of the bedding market is supported by the fact that over 70% of bedding sales result from replacement purchases. We believe that key demographic trends are driving growth in the demand for larger sized, premium bedding products including;

- the rapidly growing 45-64 year old population category, a group with higher levels of disposable income and which historically has been more likely to purchase premium bedding;

- the increasing consumer awareness of the health-related benefits of proper rest; and

-        the increasing number and size of bedrooms in homes.

         Most of conventional bedding is sold to furniture stores and specialty sleep shops. The remaining channels of distribution include department stores, national mass merchants, membership clubs and contract customers.

         COMPETITION

         There are approximately 700 bedding manufacturers in the United States, with three companies, Simmons, Sealy Corporation, and Serta, Inc. accounting for a significant portion of the industry's wholesale revenues. We believe we principally compete against these two primary competitors on the basis of brand recognition, product quality and the quality of customer support programs, which include cooperative advertising, sales force training and marketing assistance. We believe we compare favorably to our primary competitors in each of these areas. In addition, only Simmons and Sealy Corporation have national, company operated manufacturing and distribution capabilities.

         The rest of the United States conventional bedding market consists of approximately seven smaller national manufacturers and nearly 700 independent local and regional manufacturers. These local and regional manufacturers generally focus on the sale of lower price point products. While we primarily manufacture high margin, differentiated bedding products, we also offer a full line of bedding products to our retailer base in order for these retailers to maintain their competitive positioning.

         PRODUCTS

         We provide our customers with a full range of mattress products that cover the breadth of the market price points. Our strategic focus is on premium bedding products sold at retail price points between $699 and $2,999.
         We employ two different base manufacturing technologies in our mattresses, the pocketed coil and the open coil, and market our products under a variety of well known brands. Most of our products are based on our patented Pocketed Coil(TM) technology, which we believe offers a substantially better sleep experience than our competitors' products. Pocketed Coil(TM) products such as the Beautyrest(R) line account for the majority of our sales, as well as our retail floor presence and brand image.

         Our Beautyrest(R) and Connoisseur(R) lines employ Pocketed Coil(TM) manufacturing technology. Pocketed Coil(TM) mattresses are designed to be the most comfortable and durable mattresses in the market. Unlike open coil mattresses in which each innerspring coil is joined to adjacent coils at the top and the bottom, Pocketed Coil(TM) innersprings are constructed so that each row of innerspring coils is joined to adjacent rows of coils in the center third of the fabric pocket enclosing each coil. This permits the top and bottom of each coil to respond independently to pressure applied to the surface of the mattress. As a result, Pocketed Coil(TM) design enables the mattress to contour to the user's body, reduces lateral transmission of movement in the mattress and provides exceptional comfort.

         Beautyrest(R). Beautyrest(R), our flagship premium product, has been our primary focus for 75 years and we expect it to continue to generate the majority of sales. Beautyrest(R) has employed Pocketed Coil(TM) technology since its introduction in 1925. The Beautyrest(R) line is available to end-users through a broad range of distribution channels including furniture stores, major department stores, specialty sleep shops and warehouse showrooms.

         Connoisseur(R). We introduced the Connoisseur(R) line to capitalize on the accelerating growth in the premium bedding segment. The Connoisseur(R) line combines the benefits of Pocketed Coil(TM) technology with variable pressure foam for maximum comfort and support. Connoisseur(R) is the only luxury bedding product that is designed with an enhanced Pocketed Coil(TM) construction. Most luxury brands build their line with increased amounts of upholstery materials as opposed to increased amounts of support coils. Connoisseur(R) employs both. The Connoisseur(R) product line is primarily available through selected major department stores and specialty sleep shops.

         BackCare(R). BackCare(R), our second flagship brand, was introduced in 1995. The BackCare(R) line was created to meet the needs of health conscious consumers, as well as chronic back pain sufferers. We have positioned BackCare(R) as another of our premium bedding products. BackCare(R) has received an endorsement from the National Foundation for Spinal Health. BackCare(R) employs five zone construction designed through each element of the sleep set. Anatomic foam provides support under the lower back and thighs while offering comfort under the calves, upper shoulders and buttocks. Anatomic foam also allows the back to better assume a natural position ensuring proper spinal alignment and comfort.

         We expect increasing consumer concerns for comfort and health to help support increased retail penetration of the BackCare(R) product line. To ensure continued retail penetration, we have developed a BackCare(R) national television advertising campaign entitled "Five Zones for Your Bones".

         Maxipedic(R). Maxipedic(R) provides our customers with a superior open coil product. The Maxipedic(R) mattress features non-skid quilting and a variety of high quality foam components. The matching foundation features a steel grid that anchors the coils, reducing lateral motion and providing uniform firmness. This product is intended to provide customers with a high quality, moderately priced, open coil product.

         CUSTOMERS

         Our strong brand name and reputation for high quality products, innovation and service to our customers, together with the highly attractive retail margins associated with bedding products, have enabled us to establish a strong customer base throughout the United States and across all major distribution channels, including furniture stores, specialty sleep shops, department stores and warehouse showrooms. We manufacture and supply conventional bedding to over 5,600 retail outlets, representing more than 2,700 customers. Furthermore, our sales to specialty sleep shops, the fastest growing channel of retail bedding distribution, has been increasing.

         We also distribute branded products on a contract sale basis directly to commercial users of bedding products such as hotels, motels, and commercial centers. Major commercial accounts include Westin Hotel Limited Partnership, Hyatt Corporation, Marriott International, Inc. and The Walt Disney Company.

         In 1999, Starwood Hotels selected Beautyrest(R) as the bed for their "Heavenly Bed" program. Starwood's Heavenly Bed program is a luxury hotel room program targeted at their Preferred Customer Club members.

         Our 10 largest customers accounted for approximately 36% of 1999 net sales, while sales to Heilig-Meyers Company and its subsidiaries, represented approximately 11% of 1999 net sales.

         SALES, MARKETING AND ADVERTISING

         Our products are sold by approximately 170 local field sales representatives, backed by sales management centralized at each of our 18 manufacturing facilities, as well as national account representatives. This selling infrastructure provides retailers with coordinated national marketing campaigns as well as local support that is tailored to the competitive environment of the local market.

         Our sales strategy focuses on two areas:

         (1) cooperative promotional advertising and other retailer support programs designed to complement individual retailers' marketing programs; and

         (2) national advertising designed to establish and build brand awareness with consumers.

         We develop advertising and retail sales incentive packages specifically for each individual retailer. Point-of-sale materials including mattresses and box springs that we design and supply highlight the differentiating features of our products. In addition, we offer training for retail sales people through our Mattress Business Academy programs. We believe that our sales training and consumer education programs are the most extensive in the bedding industry. We have designed these programs, delivered on-site at our retailers' facilities or at our research and education center, to teach retail floor salespeople how to match customers with their mattress comfort preference by improving the retail floor salespersons' product knowledge and sales skills. We seek to improve our retailers' unit sales as well as increase sales of bedding in the higher price segment. We also establish individual incentive programs for our customers and their sales personnel. Our sales force is trained extensively in advertising, merchandising and salesmanship which increases the value of the marketing support they provide to retailers. We believe that our focus on the training of sales representatives and our customers' retail floor salespeople differentiates us from most of our largest competitors.

         SUPPLIERS

         We purchase substantially all of our conventional bedding raw materials centrally in order to maximize economies of scale and volume discounts. The major raw materials that we purchase are wire, spring components, lumber, cotton, insulator pads, innersprings, fabrics and roll goods consisting of foam, fiber, ticking and non-wovens. We obtain a large percentage of our required raw materials from a small number of suppliers. In 1999, we bought approximately 83% of our raw material needs from 10 suppliers. Supplier concentration is common in the bedding industry.

         We have long-term supply agreements with Leggett & Platt, Incorporated, Foamex International Inc. and Amoco Fabrics and Fiber Company. With the exception of Leggett & Platt, we believe that we can readily replace our other suppliers because we have already identified and used alternative sources. Leggett & Platt supplies the majority of several components, including spring components, insulator pads, wire, fiber, quilt backing and flange material, to the bedding industry. In 1999, we bought approximately one-third of our raw materials from Leggett & Platt. We expect that in 2000 we will buy a comparable portion of our raw materials from Leggett & Platt. To ensure a long-term adequate supply of various components, we have entered into agreements with Leggett & Platt, generally expiring in the year 2010, for the supply of grid tops, innersprings and wire. Among other things, these agreements generally require us to purchase a majority of our requirements of several components from Leggett & Platt.

         SEASONALITY

         Our sales volume is somewhat seasonal, with sales generally lower during the first quarter of each year than in the remaining three quarters of the year. Historically, our working capital borrowings have increased during the first half of each year and have decreased in the second half of each year. We also experience a seasonal fluctuation in profitability, with our gross profit percentage during the first quarter of each year slightly lower than the margin percentages obtained in the remaining part of the year. We believe that seasonality of profitability is a factor that affects the conventional bedding industry generally and that it is primarily due to retailers' emphasis in the first quarter on price reductions and promotional bedding and manufacturers' emphasis on close-outs of the prior year's product lines. These two factors together result in lower profit margins.

         ENGINEERING AND DEVELOPMENT

         We invest substantially in new product development, enhancement of existing products and improved operating processes. We believe new product development and product enhancements are crucial to maintaining our strong industry position. We maintain close contact with bedding industry developments through sleep research conducted by industry groups and by our engineering department, as well as through participation in the Better Sleep Council, an industry association that promotes awareness of sleep issues, and ISPA. Our marketing and manufacturing departments work closely with the engineering staff to develop and test new products for marketability and durability.

         We also seek to reduce costs and improve productivity by continually developing more efficient manufacturing and distribution processes at the Simmons Institute of Technology and Education ("SITE"), a state-of-the-art 38,000 square foot research and education center in Atlanta, Georgia. Approximately 24 engineers and technicians are employed full-time at SITE. These employees ensure that we maintain high quality products by conducting product and materials testing, designing manufacturing facilities and equipment and improving process engineering and development. We believe that our engineering staff gives us a competitive advantage over some of our competitors who do not have significant in-house engineering departments.

         WARRANTIES; PRODUCT RETURNS

         Our conventional bedding products generally offer 10 year limited warranties against manufacturing defects, while some promotional products carry one year warranties. We believe that our warranty terms are generally consistent with those of our primary national competitors. The historical costs to us of honoring warranty claims have been immaterial. We have also experienced non-warranty returns for reasons generally related to order entry errors and shipping damage. We resell our non-warranty returned products primarily through as-is furniture vendors or outlet stores.

         PATENTS, TRADEMARKS AND LICENSES

         We own many trademarks, including Simmons(R), Beautyrest(R), BackCare(R), Connoisseur Collection(R), Maxipedic(R) and Pocketed Coil(TM), most of which are registered in the United States and in many foreign countries. We protect our manufacturing equipment and processes as trade secrets and through patents. We possess several patents on the equipment used to manufacture our Pocketed Coil(TM) innersprings. While we do not consider our overall success to be dependent upon any particular intellectual property rights, we cannot assure you that the degree of protection offered by the various patents will be sufficient, that patents will be issued in respect of pending patent applications, or that we will be able to protect our technological advantage upon the expiration of our patents. If we were unable to maintain the proprietary nature of our intellectual property, our financial condition or results of operations could be materially adversely affected.

         Through the early 1990s, we disposed of most of our foreign operations and secondary domestic lines of business. As a result, we now license the Simmons(R) name and many of our trademarks, processes and patents on an exclusive basis to third-party manufacturers abroad to produce and distribute conventional bedding products within their designated territories and to third-party manufacturers in the U.S. to manufacture and distribute juvenile bedding and non-bedding upholstered furniture, primarily on perpetual or automatically renewable terms. In addition, we have licensed the Simmons(R) name and other trademarks, generally for limited terms, for domestic use to third-party manufacturers of adjustable beds, down comforters, pillows, bed pads, blankets, futons, airbeds and waterbeds.

         EMPLOYEES

         As of January 31, 2000, we had approximately 2,700 employees. Approximately 1,200 of these were represented by labor unions. Employees at nine of our 18 manufacturing facilities are represented by at least one of the following unions: the Upholstery Division of the United Steelworkers, the Teamsters, the United Furniture Workers, the Longshoremen and the International Association of Machinists and Aerospace Workers. Union contracts typically are negotiated for four-year terms. A majority of our current contracts expire in 2001. Labor relations historically have been good. We have had no labor-related work stoppages in over 20 years. Since 1980, we have opened nine new plants, none of which are unionized. Approximately 1,300 of our current and former employees are participants in the ESOP.

         REGULATORY MATTERS

         As a manufacturer of bedding and related products, we use and dispose of a number of substances, such as glue, lubricating oil, solvents, and other petroleum products, that may subject us to regulation under numerous federal and state statutes governing the environment. Among other statutes, we are subject to the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act, the Clean Air Act and related state statutes and regulations. We have made and will continue to make capital and other expenditures to comply with environmental requirements. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of our properties, we may be held liable and the amount of such liability could be material. We are currently evaluating our potential liability with respect to the cleanup of environmental contamination at and in the vicinity of our leased manufacturing facilities in San Leandro, California.

         We have recorded a reserve to reflect our potential liability for environmental matters. Because of the uncertainties associated with environmental remediation, we cannot assure you that the costs incurred with respect to the potential liabilities will not exceed the recorded reserves.

         Our conventional bedding and other product lines are subject to various federal and state laws and regulations relating to flammability, sanitation and other standards. We believe that we are in material compliance with all such laws and regulations.

         FORWARD-LOOKING STATEMENTS

         "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. A number of the matters and subject areas discussed in the foregoing "Business" section and in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and such discussion also may materially differ from our actual future experience involving any one or more of such matters and subject areas. We have attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the our current expectations regarding the relevant matter or subject area. The operation and results of our bedding manufacturing business may also be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere in the foregoing "Business" section and in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," including, but not limited to, general economic conditions in the geographic areas and market segments in which we operate, the ability to achieve further market penetration, additional customers and distribution channels, aggressive promotional and discounting tactics by certain of our national competitors, and other risks and uncertainties described from time to time in our reports filed with the Commission.

ITEM 2.           DESCRIPTION OF FACILITIES

Our corporate offices are located at One Concourse Parkway, Atlanta, Georgia 30328. The following table sets forth selected information regarding manufacturing and other facilities we operated as of January 31, 2000:

                                                                  Year of
                                                       Date        Lease         Square
                     Location                        Occupied     Expiration     Footage               Union Affiliation
                     --------                        --------     ----------     -------               -----------------
Manufacturing Facilities:
     Atlanta, Georgia                               1992        2007          148,300                United Steelworkers of America
     Charlotte, North Carolina                      1993        2003          144,180                                          None
     Columbus, Ohio                                 1988        2004          190,000               United Steelworkers of America,
                                                                                            International Association of Machinists
                                                                                                              and Aerospace Workers
     Dallas, Texas                                  1998        2008          140,981                United Steelworkers of America
     Denver, Colorado                               1998        2008          129,000                                          None
     Fredericksburg, Virginia                       1995        2010          128,500                                          None
     Honolulu, Hawaii                               1993        2003           58,530              International Longshoremen's and
                                                                                                               Warehousemen's Union
     Jacksonville, Florida                          1973        2003          205,729                United Steelworkers of America
     Janesville, Wisconsin                          1982        Owned         288,700                                          None
     Shawnee, Kansas                                1997        Owned         130,000                United Steelworkers of America
     Los Angeles, California                        1982        2005          223,382       International Brotherhood of Teamsters,
                                                                                                     United Steelworkers of America
     Phoenix, Arizona                               1997        2007          103,408                                          None
     Piscataway, New Jersey                         1988        2003          264,908       International Association of Machinists
                                                                                                             and Aerospace Workers,
                                                                                                     United Steelworkers of America
     Salt Lake City, Utah                           1998        2008           77,500                                          None
     San Leandro, California                        1964        2007          260,500           United Furniture Workers of America
     Seattle, Washington                            1992        2002          133,610                                          None
     Springfield, Massachusetts                     1988        2006          129,000                                          None
     Trujillo Alto, Puerto Rico                     1998        Owned          50,000                                          None
                                                                          ------------
            Subtotal                                                        2,806,228
Other Facilities in Atlanta, Georgia:
     Corporate Headquarters                         1992        2003           37,500                                          None
     SITE Research and Development Center           1994        2005           38,000                                          None
     Consumer Service Center                        1977        2003           30,960                                          None
                                                                          ------------
            Total Square Footage                                            2,912,688
                                                                          ============

         Our manufacturing facilities yield a combined practical capacity of over 25,000 units per day, assuming two eight-hour shifts daily. Management believes that our facilities, taken as a whole, have adequate productive capacity and sufficient manufacturing equipment to conduct business at levels meeting current demand.

ITEM 3.           LEGAL PROCEEDINGS

         On April 3, 1998, Serta, Inc. filed a complaint against Simmons in the United States District Court for the Northern District of Illinois, Eastern Division, alleging that some Simmons products--including those sold in connection with the trademarks Connoisseur Collection(R), Crescendo(TM), and some World Class Beautyrest(R) and BackCare(R) Ultimate models--infringe one of their U.S. patents and that our use of the term "Crescendo" infringes their alleged common-law trademark, "Crescendo". Serta seeks compensatory damages in an unspecified amount, interest, an accounting and disgorgement of profits derived from allegedly infringing acts, treble damages, an order enjoining further alleged infringement and requiring destruction of allegedly infringing items, costs, expenses and attorney's fees. We have denied the material allegations of the complaint. We also have asserted affirmative defenses and/or counterclaims against Serta alleging non-infringement, invalidity and unenforceability of the patent-in-suit, and alleging infringement by Serta of our rights in the term "Crescendo" in various geographic areas to the extent usage of the term by both Serta and us would be confusingly similar. Serta requested the Patent and Trademark Office, the PTO, to reexamine the patent-in-suit. Pending the outcome of the reexamination, and by agreement of the parties, the pending lawsuit was stayed. In April 1999, the PTO reinstated Serta's patent and the stay in the action was lifted.

         In October 1999, Serta amended its complaint to join 14 U.S. licensee/shareholders as plaintiffs and to add a claim for false advertising under the Lanham Act as well as seek damages and injunctive relief in connection with that claim. We again have denied the material allegations of the amended complaint and asserted additional affirmative defenses and an additional counterclaim seeking a declaratory judgment for unenforceability of the patent-in-suit due to fraud on the PTO. Serta moved to dismiss this counterclaim and we have filed a response. The court has not yet ruled on the motion. While we deny that Serta is entitled to any relief and intend to defend the action vigorously, settlement amounts could be material and we cannot assure you that we will prevail in this action.

         From time to time, we have been involved in various legal proceedings. We believe that all other litigation is routine in nature and incidental to the conduct of our business, and that none of this other litigation, if determined adversely to us, would have a material adverse effect on our financial condition or results of our operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for any class of common equity of the Company. As of December 25, 1999 there is one holder of record of the Company's common shares.

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

ITEM 6.  SELECTED FINANCIAL DATA

                 Selected Consolidated Financial and Other Data
                             (dollars in thousands)

         Set forth below are our selected historical consolidated financial data. We derived our historical Statements of Operations and Balance Sheet Data for 1999, 1998, 1997, the period from March 22, 1996 through December 28, 1996, the period from December 31, 1995 through March 21, 1996, and 1995 from our consolidated financial statements. You should read the information presented below along with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and accompanying notes and other financial information appearing in
Item 8.

         As a result of the Investcorp acquisition, our assets and liabilities were adjusted to reflect their estimated fair values as of March 22, 1996. In addition, we entered into new financing arrangements and changed our capital structure. Accordingly, the results for the periods subsequent to the Investcorp acquisition are not comparable to the prior historical periods presented.

         You should note the following when reading the table below:

- EBITDA represents earnings before interest expense, income tax expense, depreciation and amortization. We believe that EBITDA is a widely accepted financial indicator of a company's ability to service or incur debt and a similar measure is utilized for purposes of the covenants contained in the Indenture. EBITDA and adjusted EBITDA are not measurements of operating performance calculated in accordance with generally accepted accounting principles and should not be considered substitutes for operating income, net income, cash flows from operating activities or other statements of operations or cash flow data prepared in accordance with generally accepted accounting principles, or as measures of profitably or liquidity. EBITDA and adjusted EBITDA may not be indicative of our historical operating results, nor are they meant to be predictive of potential future results. Our measures of EBITDA and adjusted EBITDA may not be comparable to those recorded by other companies.

- Working capital represents total currents assets, excluding cash and equivalents, less total current liabilities, excluding current maturities of long-term debt and capital lease obligations.


                                                                    Successor                               Predecessor
                                            ------------------------------------------------------  ---------------------------
                                                                                        Period from   Period from
                                                                                          March 22,     Dec. 31,
                                            Year Ended     Year Ended     Year Ended        1996      1995 through   Year Ended
                                             Dec. 25,        Dec. 26,       Dec. 27,     Through Dec.    March 21,     Dec. 30,
                                               1999            1998           1997         28, 1996        1996          1995
                                             ---------      ---------      ---------     ---------      ---------      ---------
STATEMENT OF OPERATIONS DATA:
Net sales                                    $ 619,526      $ 600,773      $ 550,085     $ 423,870      $ 106,431      $ 489,815
Cost of products sold                          350,721        348,842        319,074       254,127         66,630        292,825
                                             ---------      ---------      ---------     ---------      ---------      ---------
Gross profit                                   268,805        251,931        231,011       169,743         39,801        196,990
Selling, general and
     administrative expenses                   219,924        202,213        183,556       135,762         35,846        161,202
ESOP expense                                     7,169          6,453          6,230         3,797          1,203          4,533
Amortization of intangibles                      7,628          7,629          7,679         5,650          1,324          5,753
Interest expense, net (1)                       32,214         22,454         19,088        15,277          1,489          8,185
Other expense (income), net                      2,331          3,321          1,571        (2,528)            96            400
Management compensation--
     transaction related                          --           14,223           --           4,085           --             --
Management compensation--
     severance related                           6,600           --             --            --             --             --
                                             ---------      ---------      ---------     ---------      ---------      ---------
Income (loss) before taxes
     from continuing operations              $  (7,061)     $  (4,362)     $  12,887     $   7,700      $    (157)     $  16,917
                                             =========      =========      =========     =========      =========      =========
Net income (loss)                            $  (9,129)     $ (19,019)     $   6,362     $   1,312      $    (439)     $   9,411
                                             =========      =========      =========     =========      =========      =========


OTHER DATA:
Adjusted EBITDA(2)                           $  66,740      $  62,264      $  58,420     $  42,737      $   5,739      $  42,153
Adjusted capital expenditures(3)                 9,659          8,989          7,616         4,203            523          3,021
Depreciation and amortization                   17,959         16,593         13,549         9,118          2,198          9,780

BALANCE SHEET DATA (END OF
    PERIOD):
Working capital                              $  53,897      $  46,567      $  37,133     $  42,414      $    --        $  20,171
Total assets                                   406,100        400,061        375,125       367,849           --          254,492
Total debt, including current
      Maturities                               333,983        313,469        184,443       196,815           --           93,768
Total common stockholders'
      equity (deficit)                         (23,332)       (12,301)        92,614        86,291           --           44,372

(1) Interest expense, net includes the amortization of deferred debt issuance costs of $1,433, $777, $613, $521, $84 and $679 for 1999,
         1998, 1997, the period from March 22, 1996 to December 28, 1996, the period from December 31, 1995 through March 21, 1996 and 1995, respectively, and is net of interest income of $201, $184, $256, $119, $36 and $162 for the same periods, respectively.

         Interest expense, net for the years ending December 25, 1999 and December 26, 1998 reflects the increase in senior and subordinated loan indebtedness associated with the leveraged recapitalization effective October 29, 1998. "See Note 1 of the Notes to Consolidated Financial Statements."


(2)      Items added back to EBITDA to arrive at adjusted EBITDA are as follows:

                                                                     Successor                                Predecessor
                                               ------------------------------------------------------  ----------------------------
                                                                                           Period from     Period from
                                                                                             March 22,       Dec. 31,
                                               Year Ended     Year Ended      Year Ended       1996        1995 through   Year Ended
                                                Dec. 25,        Dec. 26,        Dec. 27,    Through Dec.      March 21,     Dec. 30,
                                                  1999           1998            1997        28, 1996          1996          1995
                                                --------       --------       ----------     --------       -----------    --------
EBITDA                                          $ 43,112       $ 34,685       $ 45,524       $ 32,095        $  3,530    $ 34,882
ESOP expense                                       7,169          6,453          6,230          3,797           1,203       4,533
Other expense (income), net                        2,331          3,321          1,571         (2,528)             96         400
Management compensation--
     transaction related                            --           14,223           --            4,085            --          --
Management compensation--
     severance related                             6,600           --             --             --              --          --
Interest income                                      201            184            256            119              36         162
SWIFT/UNITE expense                                 --            2,208          2,347          3,467             640       1,815
Management strategic initiatives                     444            418          1,693           --              --          --
Receivable write-off (a)                           6,883           --             --             --              --          --
Inventory written-up to fair
      market value (b)                              --             --             --            1,000            --          --
Discontinued product line                           --              772            799            702             234         361
                                                --------       --------       --------        --------       --------    --------
     Adjusted EBITDA                            $ 66,740       $ 62,264       $ 58,420       $ 42,737        $  5,739    $ 42,153
                                                ========       ========       ========        ========       ========    ========

         (a)      For specific information related to this write-off, see "Significant Developments--A   cquisition
                  of a Customer" contained in Item 7. "Management's Discussion and Analysis of Financial
                  Condition and Results of Operations."

         (b)      Reflects non-recurring write up to fair market value in connection with the Investcorp acquisition.

(3)      Adjusted capital expenditures are exclusive of expenditures related to

         (a)      our SWIFT and UNITE programs of $2,808, $3,786, $6,531, $1,044 and $2,813 for 1998, 1997, the period from March 22, 1996 through December 28, 1999, the period from December 31, 1995 through March 21, 1996 and 1995, respectively; and

         (b) New plant facilities of $3,756, $4,299, $2,612, $0 and $0 for the same periods, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion along with the "Selected Historical Consolidated Financial and Other Data" and our consolidated financial statements and the accompanying notes included elsewhere herein.

GENERAL

         Simmons is a leading manufacturer and distributor of premium branded bedding products in the United States and is the world leader in Pocketed Coil(TM) innerspring technology. We design, manufacture, distribute and license a broad range of mattresses, box springs, bedding frames and sleep accessories under well recognized brand names including Simmons(R), Beautyrest(R), BackCare(R), Connoisseur Collection(R), and Maxipedic(R). While we provide a full range of conventional bedding products, our focus is on the higher-end market segments, emphasizing retail price points from $699 to $2,999 per queen set. We believe that these products offer more attractive growth prospects and higher gross margins than lower-end products.

RESULTS OF OPERATIONS

         The following table sets forth some components of our consolidated statement of operations data expressed as a percentage of net sales.

                                                                              Fiscal Year
                                                               -------------------------------------------
                                                                   1999           1998           1997
                                                               -------------  -------------  -------------
Net sales                                                         100.0%           100.0%           100.0%
Cost of products sold                                              56.6             58.1             58.0
                                                                -------          -------          -------
Gross margin                                                       43.4             41.9             42.0
Selling, general and administrative expenses                       35.5             33.7             33.4
                                                                -------          -------          -------
Operating income before ESOP expense and
     amortization of intangibles
                                                                    7.9%             8.2%             8.6%
                                                                =======          =======          =======
Adjusted EBITDA margin
                                                                   10.8%            10.4%            10.6%
                                                                =======          =======          =======


FISCAL 1999 AS COMPARED TO FISCAL 1998

         Net Sales. Net sales increased 3.1%, or $18.7 million, from $600.8 million in 1998 to $619.5 million in 1999. We attribute $26.7 million of this increase to a 4.4% increase in our bedding average unit selling price, offset, in part, by a $8.0 million or 1.3% decline in our bedding unit sales volume. The bedding average unit selling price increase is attributable to sales of higher priced products, particularly in the BackCare(R) line and a higher product mix concentration of BackCare(R) and Beautyrest(R) products. The movement in product mix is the result of our brand positioning of Better Sleep Through Science(TM). The decline in bedding unit sales volume is attributable to the shift in product mix toward higher price point products occurring primarily in the second half of 1999.

         Cost of Products Sold. As a percentage of net sales, cost of products sold for 1999 improved 1.5 percentage points from 58.1% in 1998 to 56.6% in 1999. Our gross margin improvement reflects the shift in product mix toward higher price point products, raw material cost efficiencies and increased productivity in certain of our manufacturing facilities.

                        Simmons Company and Subsidiaries
   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations - Continued
--------------------------------------------------------------------------------

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses increased from 33.7% in 1998 to 35.5% in 1999. We attribute this increase to the following:

         (1) the non-recurring write-off of $6.9 million related to the assumption of certain assets, leases and liabilities of two customers in exchange for amounts owed to us, "See Note 17 to Notes to Consolidated Financial Statements.";

         (2) an increase in cooperative advertising and promotion costs as we move our mix toward higher price point products which carry higher promotional rates; and

         (3)      higher legal and consulting fees.

Offsetting these increases, in part, were lower:

         (1)      distribution costs; and

         (2)      various other selling and marketing expenses.

         ESOP Expense. ESOP expense increased $0.7 million from $6.5 million in 1998 to $7.2 million in 1999. We attribute this increase to an increase in the appraised value of the shares subject to the ESOP in 1999.

         Amortization of Intangibles. Amortization of intangibles for 1999 remained stable at approximately $7.6 million.

         Interest Expense, Net. Interest expense, net increased $9.8 million from $22.5 million in 1998 to $32.2 million in 1999 due primarily to increased indebtedness as a result of the Recapitalization and the March 1999 Refinancing and higher amortization of deferred debt issuance costs in 1999. "See Note 1 of the Notes to Consolidated Financial Statements."

         Other Expense, Net. Other expense, net decreased $1.0 million from $3.3 million in 1998 to $2.3 million in 1999. An increase in management advisory services paid to Fenway was offset by non-recurring charges incurred in 1998 related to the Recapitalization.

         Management Compensation--Transaction Related. In 1998, in connection with the Recapitalization, we incurred non-recurring costs of $14.2 million consisting of:

         (1) $6.3 million related to the election by management to cancel a portion of their compensatory incentive stock options which were immediately vested; and

         (2)      $7.9 million of management bonuses.

         Management Compensation--Severance Related. In connection with the termination of and decision to terminate certain senior executives, we incurred costs in 1999 of $6.6 million consisting of:

         (1) $3.2 million related to the severance provisions contained in certain executive employment agreements; and

         (2) $3.4 million related to the cancellation of vested compensatory incentive stock options.

         Provision for Income Taxes. Our effective tax rates for 1999 and 1998 differ from the federal statutory rate primarily because of non tax-deductible amortization of goodwill.

                        Simmons Company and Subsidiaries
   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations - Continued
--------------------------------------------------------------------------------

         Extraordinary Item. In 1999, we recorded a $2.2 million extraordinary charge, net of $1.1 million of related income taxes, representing the remaining unamortized debt issuance costs related to certain long-term obligations repaid in connection with the March 1999 Refinancing.

         Net Income. For the reasons set forth above, we incurred a net loss of $9.1 million as compared to net loss of $19.0 million for 1998.

FISCAL 1998 AS COMPARED TO FISCAL 1997

         Net Sales. Net sales increased 9.2%, or $50.7 million, from $550.1 million in 1997 to $600.8 million in 1998. We attribute $29.2 million of this increase to a 5.3% increase in our bedding unit sales volume and $21.5 million of it to a 3.9% increase in our bedding average unit selling price. The growth in bedding unit sales volume resulted primarily from increased BackCare(R) product shipments and an increase in open coil contract bedding sales in the last three quarters of 1998. Bedding average unit selling price increased due to a shift in our product mix to higher priced products, particularly in the Beautyrest(R) and BackCare(R) lines.

         Cost of Products Sold. As a percentage of net sales, cost of products sold for 1998 remained stable at approximately 58.1% as compared to the same time period a year ago. Our gross margins for 1998 reflect an increase in unit sales of some premium products with gross margins lower than our average, offset by raw material cost efficiencies together with higher levels of procurement. Gross margins during 1998 also benefited from the increase in bedding average unit selling price described above.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses increased from 33.4% in 1997 to 33.7% in 1998. We attribute this increase to an increase in marketing expenditures and to higher depreciation expense, offset, in part, by increased royalty income, a lower bad debt provision and reduced discretionary expenditures. Marketing expenditures increased due to higher cooperative advertising and promotion costs. Depreciation increased due to the amortization of the systems upgrade project.

         ESOP Expense. ESOP expense increased slightly from $6.2 million in 1997 to $6.5 million in 1998. We attribute this slight increase to an increase in the appraised value of the shares subject to the ESOP in 1998.

         Amortization of Intangibles. Amortization of intangibles for 1998 remained stable at approximately $7.6 million.

         Interest Expense, Net. Interest expense, net increased $3.4 million from $19.1 million in 1997 to $22.5 million in 1998 due primarily to increased indebtedness and higher interest rates primarily in the fourth quarter of 1998.

         Other Expense, Net. Other expense, net increased $1.7 million from $1.6 million in 1997 to $3.3 million in 1998. We attribute the increase to various non-recurring expenses incurred in connection with the Recapitalization.

         Management Compensation--Transaction Related. In connection with the Recapitalization, we incurred non-recurring costs in 1998 of $14.2 million consisting of:

         (1) $6.3 million related to the election by management to cancel a portion of their compensatory incentive stock options which were immediately vested; and

                        Simmons Company and Subsidiaries
   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations - Continued
--------------------------------------------------------------------------------

         (2)      $7.9 million of management bonuses.

         Provision for Income Taxes. Our effective tax rates for 1998 and 1997 differ from the federal statutory rate primarily because of non tax-deductible amortization of goodwill.

         Extraordinary Item. In 1998, we recorded a $15.0 million extraordinary charge representing the remaining unamortized debt issuance costs related to the repayment of some long-term obligations repaid and the redemption of the old senior subordinated notes in connection with the Recapitalization.

         Net Income. For the reasons set forth above, we incurred a net loss of $19.0 million as compared to net income of $6.4 million for 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of cash to fund liquidity needs is net cash provided by operating activities and availability under our senior credit facility. Our primary use of funds consists of payments of principal and interest, capital expenditures, severance and equity related repurchases.

         Our operating activities generated cash of $0.9 million in 1999 compared to $14.0 million used in 1998. The difference is due primarily to a higher net loss during 1998, the timing of payments of accounts payable, the timing of accounts receivable collections, severance related expenses and the non-recurring write-off related to the assumption of certain assets.

         Our capital expenditures totaled $9.7 million for the 1999. These capital expenditures consisted primarily of normal recurring capital expenditures. We believe that annual capital expenditure limitations in our Senior Credit Facility and the Indenture will not significantly inhibit us from meeting our ongoing capital needs.

Effective March 22, 2000, the Company amended its Senior Credit Facility as follows:

         (1) for purposes of calculating Adjusted EBITDA, to permit the add-back of $13.5 million and $3.8 million to 1999 and 2000, respectively, as severance charges and certain one-time charges;

         (2) to delay the step-ups in Minimum Cash Interest Coverage and Minimum Fixed Charge Coverage ratios by one year;

         (3)      to increase Permitted Capital Expenditures; and

         (4) to permit the Company to add up to $50 million in additional Term Loan C capacity.

         As of December 25, 1999, we had no borrowings and $79.8 million available under our revolving credit facility. Due to severance and certain one-time charges, at December 25, 1999, the Company was not in compliance with certain of these financial covenants; however, the Company amended such covenants on March 22, 2000 and was in compliance through December 25, 1999 based on the amended covenants.

         The terms of the Senior Credit Facility require an additional payment on the Company's outstanding Term Loans on an annual basis based upon the Company's excess cash flows ("Consolidated Excess Cash Flow," as defined in the Senior Credit Facility). Based upon the Company's cash flows for the year ended December 25, 1999, the payment required under the Consolidated Excess Cash Flow provision would have been approximately $4.5 million. This payment was permanently waived effective March 22, 2000, in accordance with the amendment to the Senior Credit Facility previously discussed above.

                        Simmons Company and Subsidiaries
   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations - Continued
--------------------------------------------------------------------------------

         On March 16, 1999, we completed a refinancing (the "March 1999 Refinancing"), which consisted of the sale of $150.0 million of 10.25% Senior Subordinated Notes due 2009 (the "Notes") pursuant to a private offering. We used the net proceeds from this offering to:

         (1) repay the indebtedness and related accrued interest under the senior bridge loan agreement and the junior subordinated notes issued by us;

         (2) repay the amounts outstanding and related accrued interest under our Revolving Credit Facility; and

         (3) prepay a portion of the amounts outstanding and related accrued interest under our Term Loan Facility.

         Following the prepayments made from the proceeds of the original offering, our term loan facility was reduced to approximately $166.1 million and will require annual principal amortization payments of $0.3 million in 2000, $1.1 million in 2001 and $14.9 million in 2002.

         On September 9, 1999, we issued 10.25% Series B Senior Subordinated Notes due 2009 (the "New Notes") in exchange for all Notes, pursuant to an exchange offer whereby holders of the Notes received New Notes which have been registered under the Securities Act of 1933, as amended, but are otherwise identical to the Notes.

SEASONALITY

         Our sales volume is somewhat seasonal, with sales generally lower during the first quarter of each year than in the remaining three quarters of the year. Historically, our working capital borrowings have increased during the first half of each year and have decreased in the second half of each year. We also experience a seasonal fluctuation in profitability, with our gross profit percentage during the first quarter of each year slightly lower than the margin percentages obtained in the remaining part of the year. We believe that seasonality of profitability is a factor that affects the conventional bedding industry generally and that it is primarily due to retailers' emphasis in the first quarter on price reductions and promotional bedding and manufacturers' emphasis on close-outs of the prior year's product lines. These two factors together result in lower profit margins.

ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Financial statements for prior periods need not be restated. We are currently reviewing the provisions of SFAS No. 133 and do not believe that our financial statements will be materially impacted by the adoption of this provision.

SIGNIFICANT DEVELOPMENTS

Acquisition of a Customer

         On January 21, 2000, one of our wholly-owned subsidiaries, Gallery Corp. ("Gallery"), acquired substantially all of the retail store locations and other assets of H&H Sleep Centers, Inc. ("H&H") and CBMC Corp. ("CBMC"). H&H and CBMC had previously operated retail stores in the Los Angeles,

                        Simmons Company and Subsidiaries
   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations - Continued
--------------------------------------------------------------------------------

Orange County and San Diego, California areas, selling primarily mattresses and related bedding products. Through Gallery, we acquired the H&H and CBMC assets in resolution of those companies' outstanding debt obligations to us, and our assumption of certain other liabilities of H&H and CBMC. As a result of these transactions, Gallery will operate approximately 30 retail locations in Southern California previously owned by H&H and CBMC. These customers were indebted to us in an amount approximating $23.9 million, relating to notes, certain advances and trade receivables. We have included in long-term receivables at December 25, 1999 and December 26, 1998, amounts of $14.2 million and $3.4 million, respectively, and have included in current assets at December 26, 1998 an amount of $6.0 million related to these customers.

         Based on an independent third party appraisal of the businesses acquired, we have charged $6.9 million to expense in 1999 representing amounts receivable from these customers in excess of the collateral value. The eventual recovery of our investment in this business is dependent upon the ability of the operations to achieve improvements sufficient to generate profitable operations and positive cash flows. We currently believe that such improvements are achievable, based upon our expertise in bedding manufacturing and distribution, our knowledge of this business' markets, and its established presence in its market. In addition, the sale of all or a portion of the stock of this customer, or its underlying assets to a third party may be considered. However, the actual achievement of such improvements or the realization in respect of the stock or assets of this customer is not assured.

Pending Customer Transaction

         A customer is indebted to us in an amount approximating $4.2 million, relating to notes and trade receivables. We have included in long-term receivables at December 25, 1999 and December 26, 1998, amounts of $4.2 million and $1.0 million, respectively, and have included in current assets at December 26, 1998, an amount of $1.9 million related to this customer. We are currently pursuing an acquisition of the capital stock of this customer at an amount equal to the fair market value of the business less obligations owed to us. We believe the collateral value of this customer's business exceeds the net amount of the receivable; however, the results and timing of any eventual transaction is uncertain. We have not received a completed independent third party appraisal of the value of the capital stock of this customer at this time. Further, the eventual recovery of our investment in this business is dependent upon the ability of the operations to achieve improvements sufficient to generate profitable operations and positive cash flows. We currently believe that such improvements are achievable, based upon our expertise in bedding manufacturing and distribution, our knowledge of this business' markets, and its established presence in its market. In addition, the sale of all or a portion of the stock of this customer, or its underlying assets to a third party may be considered. However, the actual achievement of such improvements or the realization in respect of the stock or assets of this customer is not assured.

Pending Acquisition - United Sleep Products

         On October 8, 1999, we announced our intent to enter into negotiations to acquire United Sleep Products of New York, Inc. and its subsidiaries United Sleep Products, Inc. and United Sleep Products Futon Company, and Kinder Furniture & Bedding Company of Indiana. The acquisition is subject to the execution of definitive documentation of the transaction and other customary conditions.

Organizational Changes - Severance Arrangements

         On January 4, 2000, we announced that Charles R. Eitel had been appointed as our new Chairman and Chief Executive Officer. We recorded non-recurring severance expense for the year ended December 25, 1999 of approximately $6.6 million, including compensation expense related to vested stock option cancellations, relating to the resignation of Zenon S. Nie, our former Chief Executive Officer and the

                        Simmons Company and Subsidiaries
   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations - Continued
--------------------------------------------------------------------------------

resignations of two other executive level employees during the fourth quarter. In addition, we have accrued $3.9 million in distributions payable to Holdings in connection with Holding's repurchase of Holdings common stock.

         During January 2000, Charles R. Eitel, our new Chairman and Chief Executive Officer, completed an assessment of the effectiveness of the organizational structure and in early February 2000, we undertook an enterprise-wide management reorganization to reflect a new management structure going forward. The management reorganization resulted in the termination of 14 management employees. During February 2000, we recorded non-recurring severance expense of $3.8 million, including compensation expense related to vested stock option cancellations. In addition, we have accrued $2.3 million in distributions payable to Holdings in connection with Holding's repurchase of Holdings common stock.

IMPACT OF YEAR 2000 ISSUE

         We did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its on-going business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll, or financial closings at month end, quarterly or year end. We believe that any such problems are likely to be minor and correctible. In addition, we could still be negatively impacted if our customers or suppliers are adversely affected by the Year 2000 or similar issues. We currently are not aware of any significant Year 2000 or similar problems that have arisen for our customers or suppliers.

          The total estimated cost for Year 2000 preparedness, including system upgrades, was approximately $0.7 million and was funded by operating cash flows. As of December 25, 1999, all costs had been incurred. Of the total cost of the preparedness, no amounts were attributable to new software and equipment, and therefore, all of these costs were expensed as incurred.

         The above statement in its entirety is designated a Year 2000 readiness disclosure under the Year 2000 Information and Readiness Disclosure Act.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discussion about our risk-management activities includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statement. See the preceding note for additional information regarding the Private Securities Litigation Reform Act.

         We are exposed to market risk from changes in interest rates. In order to address this risk and meet the requirements of the Senior Credit Facility, we have developed and implemented a policy to maintain the percentage of fixed and variable debt within certain parameters through the use of interest rate collars. At December 25, 1999, the amount covered by collars was $95.0 million with effective interest rates between 7.16% and 9.50%. The estimated fair values of the interest rate collars are derived from valuation models based upon recognized financial principles and estimates about relevant future market conditions. The collars had no impact on interest expense in 1999. The amounts exchanged are based upon the notional amounts of the interest rate collars, as well as on the other terms of the collars, which relate to interest payments and exchange rates. For detailed information on the terms and fair values of our financial instruments and derivative instruments, see Note 8 to the Consolidated Financial Statements.

         This analysis presents the hypothetical increase in interest expense of those financial instruments and derivative instruments held by us at December 25, 1999, which are sensitive to changes in interest rates. All other factors remaining unchanged, a hypothetical 10 percent increase in interest rates for one year on our variable rate financial instruments and derivative instruments would increase interest expense by approximately $1.7 million in 2000, as compared to a hypothetical increase in interest expense of approximately $1.5 million in 1999.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Simmons Company

         In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Simmons Company (the "Company') at December 25, 1999 and December 26, 1998, and the results of its operations and its cash flows for the years ended December 25, 1999, December 26, 1998 and December 27, 1997, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Atlanta, Georgia
March 23, 2000



                                                  Simmons Company and Subsidiaries
                                                     Consolidated Balance Sheets
                                                (in thousands, except share amounts)

                                                                                          December 25,         December 26,
                                                                                              1999                 1998
                                                                                           ---------             ---------
                                      ASSETS
                                      ------
Current assets:
     Cash and cash equivalents                                                             $   4,533             $   6,004
     Accounts receivable, less allowance for doubtful accounts
           of $3,449 and $4,177                                                               74,326                71,354
     Inventories                                                                              19,164                20,462
     Deferred income taxes                                                                     8,713                 7,440
     Other current assets                                                                     10,394                14,792
                                                                                           ---------             ---------
          Total current assets                                                               117,130               120,052
Property, plant and equipment, net                                                            52,863                54,153
Patents, net of accumulated amortization of $10,459 and $7,663                                 6,570                 9,366
Goodwill, net of accumulated amortization of $18,122 and $13,290                             175,185               180,017
Deferred income taxes                                                                         18,778                17,704
Long-term receivables                                                                         22,220                 6,594
Other assets                                                                                  13,354                12,175
                                                                                           ---------             ---------
                                                                                           $ 406,100             $ 400,061
                                                                                           =========             =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Current liabilities:
     Accounts payable                                                                      $  15,984             $  29,950
     Accrued wages and benefits                                                                8,449                 5,323
     Accrued taxes                                                                             1,992                 6,578
     Accrued interest                                                                          7,098                 3,260
     Accrued advertising and incentives                                                       15,413                15,321
     Other accrued expenses                                                                    9,764                 7,049
     Current maturities of long-term obligations                                                 799                 1,832
                                                                                           ---------             ---------
          Total current liabilities                                                           59,499                69,313
Noncurrent liabilities:
     Long-term obligations                                                                   333,184               311,637
     Postretirement benefit obligations other than pensions                                    8,863                 7,702
     Other                                                                                    10,582                11,626
                                                                                           ---------             ---------
          Total liabilities                                                                  412,128               400,278
                                                                                           ---------             ---------
Commitments and contingencies
Redemption Obligation--ESOP, net of related unearned
     compensation of $6,180 and $11,400                                                       17,304                12,084
Common stockholders' deficit:
     Common stock, $.01 par value; 50,000,000 shares authorized,
          31,964,452 shares issued and outstanding                                               320                   320
     Accumulated deficit                                                                     (23,608)              (12,535)
     Accumulated other comprehensive loss                                                        (44)                  (86)
                                                                                           ---------             ---------
          Total common stockholders' deficit                                                 (23,332)              (12,301)
                                                                                           ---------             ---------
                                                                                           $ 406,100             $ 400,061
                                                                                           =========             =========

              The accompanying notes are an integral part of these consolidated financial statements.



                                                  Simmons Company and Subsidiaries
                                                Consolidated Statements of Operations
                                                           (in thousands)

                                                                         Year ended           Year ended          Year ended
                                                                        December 25,          December 26,       December 27,
                                                                              1999                1998               1997
                                                                           ---------           ---------           ---------

Net sales                                                                  $ 619,526           $ 600,773           $ 550,085

Cost and expenses:
     Cost of products sold                                                   350,721             348,842             319,074
     Selling, general and administrative                                     219,924             202,213             183,556
     ESOP expense                                                              7,169               6,453               6,230
     Amortization of intangibles                                               7,628               7,629               7,679
     Interest expense, net                                                    32,214              22,454              19,088
     Other expense, net                                                        2,331               3,321               1,571
     Management compensation--severance related                                6,600                --                  --
     Management compensation--transaction related                               --                14,223                --
                                                                           ---------           ---------           ---------
Income (loss) before income taxes and extraordinary
     item                                                                     (7,061)             (4,362)             12,887
Provision (benefit) for income taxes                                            (105)               (345)              6,525
                                                                           ---------           ---------           ---------
          Income (loss) before extraordinary item                             (6,956)             (4,017)              6,362
Extraordinary loss from early extinguishment of debt,
     Net of income tax benefit of $1,095 and $7,079                            2,173              15,002                --
                                                                           ---------           ---------           ---------
Net income (loss)                                                             (9,129)            (19,019)              6,362
                                                                           ---------           ---------           ---------

Other comprehensive income:
     Foreign currency translation adjustment                                      42                 (31)                (34)
                                                                           ---------           ---------           ---------
Comprehensive income (loss)                                                $  (9,087)          $ (19,050)          $   6,328
                                                                           =========           =========           =========













              The accompanying notes are an integral part of these consolidated financial statements.



                                                  Simmons Company and Subsidiaries
                             Consolidated Statements of Changes in Common Stockholders' Equity (Deficit)
                                       (in thousands, except share amounts)


                                                                                                                           Total
                                                                                Retained    Accumulated                   Common
                                                                 Additional     Earnings       Other                  Stockholders'
                                           Common      Common     Paid-In     (Accumulated  Comprehensive  Treasury       Equity
                                           Shares      Stock      Capital       Deficit)      Income        Stock        (Deficit)
                                        -----------   --------   --------       --------     --------      --------      --------

December 28, 1996                       31, 964,452   $    320   $ 84,680      $  1,312      $    (21)     $   --        $ 86,291
   Net income                                  --         --         --           6,362          --            --           6,362
   Other comprehensive income:
        Change in foreign currency
             translation                       --         --         --            --             (34)         --             (34)
   Purchase of treasury stock                  --         --         --            --            --              (5)           (5)
                                        -----------   --------   --------      --------      --------      --------      --------
December 27, 1997                       31, 964,452        320     84,680         7,674           (55)           (5)       92,614
   Net loss                                    --         --         --         (19,019)         --            --         (19,019)
   Other comprehensive loss:
        Change in foreign currency
             translation                       --         --         --            --             (31)         --             (31)
   Purchase of treasury stock                  --         --         --            --            --             (55)          (55)
   Excess of ESOP expense at fair
        market value over cost                 --         --          731          --            --            --             731
   Increase in ESOP Redemption
        Obligation based on fair
        market value                           --         --      (10,582)         --            --            --         (10,582)

   Distribution to Holdings                    --         --      (74,829)       (1,190)         --              60       (75,959)
                                        -----------   --------   --------      --------      --------      --------      --------
December 26, 1998                       31, 964,452        320       --         (12,535)          (86)         --         (12,301)
   Net loss                                    --         --         --          (9,129)         --            --          (9,129)
   Other comprehensive income:
        Change in foreign currency
             translation                       --         --         --            --              42          --              42
   Excess of ESOP expense at fair
        market value over cost                 --         --        1,949          --            --            --           1,949
   Distribution to Holdings                    --         --       (1,949)       (1,944)         --            --          (3,893)
                                        -----------   --------   --------      --------      --------      --------      --------
December 25, 1999                       31, 964,452   $    320   $   --        $(23,608)     $    (44)     $   --        $(23,332)
                                        ===========   ========   ========      ========      ========      ========      ========

















              The accompanying notes are an integral part of these consolidated financial statements.



                                                  Simmons Company and Subsidiaries
                                                Consolidated Statements of Cash Flows
                                                           (in thousands)

                                                                          Year ended         Year ended          Year ended
                                                                          December 25,       December 26,       December 27,
                                                                              1999               1998             1997
                                                                           ---------          ---------          ---------
Cash flows from operating activities:
Net income (loss)                                                          $  (9,129)         $ (19,019)         $   6,362
Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
       Depreciation and amortization                                          17,959             16,593             13,549
       ESOP expense                                                            7,169              6,453              6,230
       Non-cash portion of extraordinary loss                                  2,173               (921)              --
       Provision for bad debts                                                 7,597                 75              2,750
       Provision for deferred income taxes                                    (1,252)            (1,902)             6,226
       Other, net                                                              1,864              1,072                613
Net changes in operating assets and liabilities:
       Accounts receivable                                                   (23,085)           (10,335)            (1,604)
       Inventories                                                             1,298               (492)            (1,137)
       Other assets                                                            5,034             (5,208)            (5,235)
       Accounts payable                                                      (13,966)             2,103              3,047
       Accrued liabilities                                                     5,262             (2,427)             1,500
                                                                           ---------          ---------          ---------
Cash provided by (used in) operating activities                                  924            (14,008)            32,301
                                                                           ---------          ---------          ---------

Cash flows from investing activities:
       Purchases of property, plant and equipment, net                        (9,041)           (15,553)           (15,355)
       Issuance of notes receivable                                           (4,100)              --                 --
       Proceeds from notes receivable                                            100               --                 --
                                                                           ---------          ---------          ---------
Net cash used in investing activities                                        (13,041)           (15,553)           (15,355)
                                                                           ---------          ---------          ---------

Cash flows from financing activities:
       Distribution to Holdings                                               (3,893)           (75,959)              --
       Distribution to Holdings for purchase of ESOP shares                     --              (15,450)              --
       Proceeds of Senior Credit Facility                                       --              200,000               --
       Payments on Senior Credit Facility                                    (23,972)           (10,000)              --
       Proceeds of Senior Bridge Loans                                          --               75,000               --
       Payments on Senior Bridge Loans                                       (75,000)              --                 --
       Proceeds of Junior Simmons Notes                                         --               30,000               --
       Payments on Junior Simmons Notes                                      (30,391)              --                 --
       Proceeds of 10.25% Senior Sub Notes due 2009                          150,000               --                 --
       Payment on 10.75% Senior Sub Notes due 2006                              --             (100,000)              --
       Proceeds of other long-term borrowings                                   --               33,871             34,329
       Payments on other long-term borrowings                                   (514)           (99,845)           (46,701)
       Payments of financing costs                                            (5,626)           (11,074)              --
       Treasury stock purchases                                                 --                  (55)                (5)
                                                                           ---------          ---------          ---------
Net cash provided by (used in) financing activities                           10,604             26,488            (12,377)
                                                                           ---------          ---------          ---------
Net effect of exchange rate changes on cash                                       42                (31)               (34)
                                                                           ---------          ---------          ---------
Increase (decrease) in cash and cash equivalents                              (1,471)            (3,104)             4,535
Cash and cash equivalents, beginning of period                                 6,004              9,108              4,573
                                                                           ---------          ---------          ---------
Cash and cash equivalents, end of period                                   $   4,533          $   6,004          $   9,108
                                                                           =========          =========          =========

Supplemental cash flow information:
       Cash paid for interest                                              $  24,985          $  19,517          $  17,526
                                                                           =========          =========          =========
       Cash paid for income taxes                                          $   4,985          $     322          $      60
                                                                           =========          =========          =========

              The accompanying notes are an integral part of these consolidated financial statements.

                        Simmons Company and Subsidiaries
                   Notes to Consolidated Financial Statements
                      (in thousands, except share amounts)

1.       THE COMPANY

         Simmons Company ("Simmons" or "the Company") is one of the largest bedding manufacturers in the United States. The Company manufactures and distributes mattresses, box springs, bedding frames and sleep accessories. Simmons sells through all major distribution channels, including furniture stores, specialty sleep shops, department stores and warehouse showrooms. The Company manufactures and supplies conventional bedding to over 5,600 retail outlets, representing more than 2,700 customers.

         Simmons also sells bedding products to certain institutional customers, such as schools and government entities, and to the lodging industry and licenses its patents and trademarks to various domestic and foreign manufacturers.

The Recapitalization

         On July 16, 1998, the Company's parent, Simmons Holdings, Inc. ("Holdings") entered into a recapitalization agreement with the Company and REM Acquisition, Inc., a transitory Delaware merger corporation ("REM"), sponsored by Fenway Partners, Inc., ("Fenway"). Pursuant to the agreement on October 29, 1998 REM merged with and into Holdings (the "Recapitalization"), with Holdings being the surviving corporation. The Recapitalization resulted in certain stockholders of Holdings who are affiliates of or investors arranged by INVESTCORP S.A. ("Investcorp") receiving an aggregate amount of cash equal to approximately $193.4 million, and certain stockholders of Holdings who are members of management of the Company receiving an aggregate amount of cash equal to approximately $14.0 million. Investcorp retained shares of common stock of Holdings with an estimated fair value of $9.0 million and management retained shares of stock and options to purchase stock of Holdings with an estimated fair value of $16.5 million. As part of the Recapitalization, REM purchased the outstanding shares of Series A Preferred Stock of the Company (the "Series A Preferred Stock") owned by the Simmons Employee Stock Ownership Plan (the "ESOP") that had been allocated to its participants for an aggregate purchase price of $15.4 million, and the ESOP exchanged its remaining outstanding shares of Series A Preferred Stock for shares of common stock of Holdings. The Series A Preferred Stock purchased by REM was cancelled in connection with the Transactions, as defined below. The ESOP retained shares of stock of Holdings with an estimated fair value of $23.4 million.

         Financing for the Recapitalization, the related transactions, and the fees and expenses incurred therewith, was provided by (i) the Company's borrowings under a new $270.0 million senior credit facility (the "Senior Credit Facility") which refinanced the majority of the Company's existing senior and subordinated obligations, (ii) the Company's borrowings of $75.0 million Senior Subordinated Bridge Loans (the "Senior Bridge Loans"), (iii) the Company's borrowings of $30.0 million under the Junior Subordinated Notes (the "Junior Simmons Notes") issued to an affiliate of Fenway, (iv) Holdings' borrowings of $10.0 million under the Junior PIK Notes issued to an affiliate of Fenway, and
(v) $177.0 million of capital provided by Fenway, affiliates of Investcorp, management and certain other investors of Holdings.

         The Recapitalization, the refinancing under the Senior Credit Facility, the Senior Bridge Loans financing and the Junior Simmons Notes financing are collectively referred to herein as the "Transactions". As a result of the Recapitalization and related transactions, Simmons Holdings, LLC, an entity controlled by funds managed by Fenway, acquired 75.1% of the outstanding voting shares of Holdings, and management, the ESOP and Investcorp retained approximately 5.9%, 13.7% and 5.3%,

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------

respectively, of the outstanding shares of Holdings. The Company has accounted for the Transactions as a leveraged recapitalization, whereby the historical bases of the assets and liabilities of the Company have been maintained.

2.       PRINCIPAL ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements of the Company include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates and Reclassifications

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

Fiscal Year

         The Company operates on a 52/53 week fiscal year ending on the last Saturday in December. Fiscal years 1999, 1998 and 1997 comprised 52 weeks.

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

Buildings and improvements                                       10 - 25 years
Machinery and equipment                                           5 - 15 years
Computers and software                                             3 - 7 years

         Whenever events or changes in circumstances indicate that the carrying value may not be recoverable, management assesses whether there has been a permanent impairment in the value of long-lived assets by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the long-lived asset. The factors considered by management in this assessment include

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------

operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. If a permanent impairment is deemed to exist, management would record an impairment charge equal to the excess of the carrying value over the fair value of the impaired assets.

Patents and Goodwill

         The costs of patents acquired are being amortized using the straight-line method over the estimated remaining economic lives of the respective patents, principally seven years. Amortization expense was approximately $2,796, $2,796 and $2,799 for 1999, 1998 and 1997, respectively.

         Goodwill is being amortized on a straight-line basis, over the estimated periods benefited, principally 40 years. Amortization expense was $4,832, $4,833 and $4,880 for 1999, 1998 and 1997, respectively.

         Whenever events or changes in circumstances indicate that the carrying value may not be recoverable, management assesses whether there has been a permanent impairment in the value of intangible assets by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the intangible asset. The factors considered by management in this assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. If a permanent impairment is deemed to exist, management would record an impairment change equal to the excess of the carrying value over discounted cash flows associated with the goodwill.

Revenue Recognition

         The Company recognizes revenue at the time the product is shipped to the customer.

ESOP Expense

         The Company follows the provisions of Statement of Position No. 93-6 of the American Institute of Certified Public Accountants, "Employers' Accounting for Employee Stock Ownership Plans," whereby ESOP expense is recognized as an amount equal to the fair market value of the shares committed to be released to participants' accounts. The unearned compensation balance continues to be amortized using the shares allocated method (i.e., at cost). The difference in these two amounts, if any, is recorded as an adjustment to additional paid-in capital.

Other Comprehensive Income

         Comprehensive income equals net income plus other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses which are reflected in stockholders' equity (deficit) but excluded from net income. The component comprising other comprehensive income is foreign currency translation adjustment.

Product Development Costs

         Costs associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to approximately $491, $1,112 and $1,185 for 1999, 1998 and 1997.

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------


Advertising Costs

         The Company records the cost of advertising as an expense when incurred. Advertising expense was $65,773, $61,869 and $54,802 for 1999, 1998 and 1997, respectively, and is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

Significant Concentrations of Risk

         The Company manufactures and markets sleep products, including mattresses and box springs to retail establishments primarily in the United States. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Sales to three of the Company's major customers aggregated approximately 18%, 21% and 21% of total sales for each of 1999, 1998 and 1997, respectively. Accounts receivable from one customer was approximately 7% of total accounts receivable at both December 25, 1999 and December 26, 1998. Sales to Heilig-Meyers entities represented approximately 11.0%, 11.8% and 10.7% of net sales for 1999, 1998 and 1997, respectively.

         Purchases of raw materials from one vendor represented approximately 22%, 23% and 24% of cost of products sold for 1999, 1998 and 1997, respectively.

         The Company maintains cash balances in excess of FDIC insurance limits at certain large financial institutions. The Company monitors the financial condition of such institutions and considers the risk of loss to be remote.

Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Financial statements for prior periods need not be restated. We are currently reviewing the provisions of SFAS No. 133 and do not believe that our financial statements will be materially impacted by the adoption of this provision.

3.       EMPLOYEE STOCK OWNERSHIP PLAN

         The Company is structured so that the employees of the Company have a beneficial ownership of the stock of Holdings or, prior to the Transactions, of the Company through their participation in the ESOP.

         The Company makes annual contributions to the ESOP in an amount up to 25% of eligible participant compensation, subject to certain limitations and conditions. The ESOP then uses all such contributions to repay the internal ESOP loan. As a result, there is no cash cost associated with the contributions to the ESOP.

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------

         On October 29, 1998, REM purchased 2,295,110 shares of the Company's Series A Preferred Stock from the ESOP, representing all the shares held by the ESOP that had been allocated to plan participants as of such date for an aggregate purchase price of approximately $15.4 million, which amount was reinvested, at the direction of the participants, into diversified investments in the respective accounts of such participants in the ESOP. The Series A Preferred Stock purchased by REM was cancelled in connection with the Transactions. Immediately prior to the Recapitalization, the ESOP exchanged its remaining outstanding shares of Series A Preferred Stock for 3,482,036 shares of common stock of Holdings.

         The ESOP pledged all of its shares of Holdings common stock or, prior to the Transactions, the Company's common stock as collateral for the internal ESOP loans from the Company. These shares are held by State Street Bank and Trust Company, the ESOP trustee, in a suspense account and are released to the ESOP participants' accounts based on debt service. In 1997, 1,096,152 shares were released to participant's accounts for the 1996 ESOP allocation. In 1998, 1,160,734 shares were released to participant's accounts for the 1997 ESOP allocation. In 1999, 1,133,737 shares were released to participant's accounts for the 1998 ESOP allocation. As of December 25, 1999, 1,071,263 shares of Holdings common stock have been committed to be released. The remaining unallocated shares of Holdings common stock held in the ESOP had an estimated fair value of approximately $8,596 ($6.7315 per share) at December 25, 1999.

         Under the ESOP, employees are eligible to participate in the ESOP following the date when the employee has completed at least one year of service and has reached age 21. All employees of the Company, except employees who are covered by a negotiated collective bargaining agreement (unless the collective bargaining agreement provides for participation in the ESOP) or who are nonresident aliens, are covered by the ESOP. Approximately 49% of the Company's full-time employees are participants in the ESOP. The participants and beneficiaries of the ESOP are not subject to income tax with respect to contributions made on their behalf until they receive distributions from the ESOP.

         Under the provisions of the ESOP, the Company or Holdings is obligated to repurchase participant shares which have been distributed under the terms of the ESOP, as long as the shares are not publicly traded or if the shares are subject to trading limitations. The Company repurchased approximately 974 shares from ESOP participants in 1997 at a price of $5.00 per share, 5,711 shares from ESOP participants in 1998 (prior to the Transactions) at a price of $5.00 per share and on behalf of Holdings, 2,886 shares from ESOP participants in 1999 at a price of $6.7315 per share. The shares repurchased in 1998 and 1997 are reflected as treasury stock in the common stockholders' equity section of the balance sheet for periods prior to the Transactions. The shares repurchased in 1999 are reflected as an intercompany receivable from Holdings.

         Because of the Company's or Holdings' obligation to repurchase its shares from the ESOP under certain circumstances for their then current fair value, the Company has classified the redemption value of such shares in the accompanying consolidated balance sheets as Redemption Obligation under ESOP as of December 25, 1999 and December 26, 1998, respectively. Additionally, pursuant to generally accepted accounting principles, the Company has classified a proportional amount of unearned compensation under ESOP in the same manner.

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------


4.       ACCOUNTS RECEIVABLE

         Accounts receivable consisted of the following at December 25, 1999 and December 26, 1998:

                                                             December 25,       December 26,
                                                                 1999              1998
                                                               -------            ------
     Accounts receivable                                       $81,183            $79,628
     Allowance for doubtful accounts                            (3,449)            (4,177)
     Allowance for cash discounts and other                     (3,408)            (4,097)
                                                               -------             ------
                                                               $74,326            $71,354
                                                                ======             ======

5.       INVENTORIES

         Inventories consisted of the following at December 25, 1999 and December 26, 1998:

                                                             December 25,       December 26,
                                                                 1999              1998
                                                               -------            ------
     Raw materials                                             $11,664            $12,823
     Work-in-progress                                            1,357              1,376
     Finished goods                                              6,143              6,263
                                                               -------            -------
                                                               $19,164            $20,462
                                                                ======             ======

6.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following at December 25, 1999 and December 26, 1998:

                                                             December 25,       December 26,
                                                                 1999              1998
                                                               -------            ------
     Land, buildings and improvements                          $17,575            $16,343
     Machinery and equipment                                    52,807             46,050
     Construction in progress                                    2,934              7,336
                                                               -------            -------
                                                                73,316             69,729
     Less accumulated depreciation                             (20,453)           (15,576)
                                                                ------             ------
                                                               $52,863            $54,153
                                                                ======             ======

         Depreciation expense for 1999, 1998 and 1997 was $10,331, $8,964 and $5,870, respectively.

7.       OTHER ASSETS

Other assets consisted of the following at December 25, 1999 and December 26, 1998:

                                                             December 25,       December 26,
                                                                 1999              1998
                                                               -------            ------
     Debt issuance costs, net of accumulated                   $12,330            $11,405
          amortization of $1,472 and $177, respectively
     Other                                                       1,024                770
                                                               -------            --------
                                                               $13,354            $12,175
                                                                ======             ======

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------

         Debt issuance costs are amortized using the effective interest method. Amortization of $1,433, $777 and $613 for 1999, 1998 and 1997, respectively, is included as a component of interest expense in the accompanying consolidated statements of operations.

8.       LONG-TERM OBLIGATIONS

         Long-term obligations consisted of the following at December 26, 1998 and December 27, 1997:

                                                               December 25,       December 26,
                                                                   1999              1998
                                                                 -------            ------
     Senior Credit Facility:
          Tranche A Term Loan                                    $48,607             $70,000
          Tranche B Term Loan                                     68,657              70,000
          Tranche C Term Loan                                     48,764              50,000
     Industrial Revenue Bonds, 7.00%, due 2017                     9,700               9,700
     Industrial Revenue Bonds, 5.15%, due 2016                     4,800               5,000
     Banco Santander loan                                          2,969               3,164
     Senior Bridge Loans                                             -                75,000
     Junior Simmons Notes                                            -                30,000
     10.25% Series B Senior Subordinated Notes due 2009          150,000                 -
     Other, including capital lease obligations                      486                 605
                                                              ----------          ----------
                                                                 333,983             313,469
     Less current portion                                           (799)             (1,832)
                                                              -----------         ----------
                                                                $333,184            $311,637
                                                              ==========          ==========

         The Senior Credit Facility provides for loans of up to $270.0 million, consisting of the Term Loan Facility of $190.0 million and the Revolving Loan Facility of $80.0 million. Following the prepayments made from the proceeds of a private offering of 10.25% Series B Senior Subordinated Notes due 2009, the Term Loan Facility was reduced to approximately $166.0 million. Our indebtedness under the Senior Credit Facility bears interest at a floating rate, is guaranteed by Holdings and one of our current domestic subsidiaries and is collateralized by substantially all of our assets.

         The interest rates per annum in effect at December 25, 1999 for the Tranche A term, Tranche B term and Tranche C term loans were 8.31%, 8.81% and 9.06%, respectively.

         The use of interest rate risk management instruments, such as collars, is required under the terms of the Senior Credit Facility. The Company has developed and implemented a policy to maintain the percentage of fixed and variable debt within certain parameters. Through the use of collars the Company limits its exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates. At December 25, 1999, the amount covered by collars was $95.0 million with effective interest rates between 7.16% and 9.50%. The estimated fair value of these collars at December 25, 1999 was approximately $1.1 million. While collars represent an integral part of the Company's interest rate risk management program, their impact on interest expense for the year ended December 25, 1999 was not significant.

         At December 25, 1999, the amount under the Revolving Credit Facility that was available to be drawn was $79.8 million, after giving effect to $0.2 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the Revolving Credit Facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------

the remaining availability under the Revolving Credit Facility to fund acquisitions and capital expenditures.

         On March 16, 1999, we completed a refinancing, which consisted of the sale of $150.0 million of 10.25% Senior Subordinated Notes due 2009 (the "Notes") pursuant to a private offering. We used the net proceeds from this offering to:

         (1) repay the indebtedness and related accrued interest under the senior bridge loan agreement and the junior subordinated notes issued by us;

         (2) repay the amounts outstanding and related accrued interest under our Revolving Credit Facility; and

         (3) prepay a portion of the amounts outstanding and related accrued interest under our Term Loan Facility.

         On September 9, 1999, we issued 10.25% Series B Senior Subordinated Notes due 2009 (the "New Notes") in exchange for all Notes, pursuant to an exchange offer whereby holders of the Notes received New Notes which have been registered under the Securities Act of 1933, as amended, but are otherwise identical to the Notes.

Effective March 22, 2000, the Company amended its Senior Credit Facility as follows:

         (1) for purposes of calculating Adjusted EBITDA, to permit the add-back of $13.5 million and $3.8 million to 1999 and 2000, respectively, as severance charges and certain one-time charges;

         (2) to delay the step-ups in Minimum Cash Interest Coverage and Minimum Fixed Charge Coverage ratios by one year;

         (3)      to increase Permitted Capital Expenditures; and

         (4) to permit the Company to add up to $50 million in additional Term Loan C capacity.

         The Senior Credit Facility requires the Company to maintain certain financial ratios including fixed-charge, cash interest coverage and leverage ratios. The Senior Credit Facility also contains covenants which, among other things, limit capital expenditures, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. Due to severance and certain one-time charges, at December 25, 1999, the Company was not in compliance with certain of these financial covenants; however, the Company amended such covenants on March 22, 2000 and was in compliance through December 25, 1999 based on the amended covenants.

         The terms of the Senior Credit Facility require an additional payment on the Company's outstanding Term Loans on an annual basis based upon the Company's excess cash flows ("Consolidated Excess Cash Flow," as defined in the Senior Credit Facility). Based upon the Company's cash flows for the year ended December 25, 1999, the payment required under the Consolidated Excess Cash Flow provision would have been approximately $4.5 million. This payment was permanently waived effective March 22, 2000, in accordance with the amendment to the Senior Credit Facility previously discussed.

         In November 1998, Simmons Caribbean Bedding, Inc., a wholly owned subsidiary of the Company, entered into a permanent loan facility with Banco Santander in the amount of $3.2 million accruing interest at a fluctuating rate based on the London Interbank Offered Rate (or LIBOR) plus the applicable spread. The actual rate was 8.1% as of December 25, 1999.

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------

         Future maturities of long-term obligations as of December 25, 1999 are as follows:

                          1999                                     $  799
                          2000                                      1,617
                          2001                                     15,472
                          2002                                     16,779
                          2003                                     21,713
                          Thereafter                              277,603
                                                                  -------
                                                                 $333,983
                                                                  =======

         The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities except for the 10.25% Series B Senior Subordinated Notes due 2009 which are at quoted market values. The fair value of the Company's 10.25% Series B Senior Subordinated Notes due 2009 was $141,750 at December 25, 1999. All other long-term debt approximates the carrying value at December 25, 1999.

9.       OTHER EXPENSE, NET

         Other expense, net is comprised of the following:

                                                 Year ended         Year ended         Year ended
                                                December 25,       December 26,       December 27,
                                                    1999               1998               1997
                                                 ---------          ---------          ----------
     Recapitalization/acquisition related
          expenses                                 $ 124             $1,012              $  -
     Management advisory fee                       1,505              1,074               1,000
     Other non-operating expenses                    702              1,235                 571
                                                   -----              -----              ------
                                                  $2,331             $3,321              $1,571
                                                   =====              =====               =====

10.      EXTRAORDINARY ITEMS

         In March 1999, we recorded a $2,173 (net of income tax benefit of $1,095) charge representing the remaining unamortized debt issuance costs related to certain long-term obligations repaid in connection with the March 1999 Refinancing.

         In October 1998, the Company recorded a $15,002 charge (net of income tax benefit of $7,079) representing the remaining unamortized debt issuance costs of $4,184 (net of income tax benefit of $1,974) related to long-term obligations repaid as a result of the refinancing of certain debt in connection with the recapitalization and the redemption premium obligation of $10,818 (net of income tax benefit of $5,105) related to the early redemption of the Company's then outstanding 10.75% Senior Subordinated Notes due 2006.

11.      LEASES

         The Company leases certain facilities and equipment under operating leases. Rent expense was $14,298, $12,705 and $11,258 for 1999, 1998 and 1997,
respectively.

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------

         The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 25, 1999:

                          2000                                    $13,791
                          2001                                     13,380
                          2002                                     12,753
                          2003                                      9,389
                          2004                                      6,660
                          Thereafter                               14,997
                                                                   ------
                                                                  $70,970
                                                                   ======

12.      STOCK OPTION PLAN

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock incentive plans. The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123").

         On September 23, 1999, the board of directors established the 1999 Stock Option Plan ("1999 Plan"), which provides for the granting of up to 3,456,000 options for shares of Holdings common stock to directors (including those who are not employees), all executive officers of the Company and its Subsidiaries and other employees, consultants and advisors. Under the terms of the 1999 Plan, options may be either incentive or nonqualified. Generally, the options outstanding under the 1999 Plan are granted at prices which equate to or are above the market value of the common stock of Holdings on the date of grant and vest ratably over a five year period based upon the achievement of an annual Adjusted EBITDA target, as defined in the plan, or as otherwise established by the Compensation Committee of the Board of Directors. The 1999 Plan permits the Compensation Committee to grant other incentive options on terms and conditions established by the Committee. Under APB 25, because the vesting of the plan options is dependent upon achieving an annual Adjusted EBITDA target or as otherwise established by the Compensation Committee of the Board of Directors, the ultimate number of vested shares, and therefore the measurement date, is not determinable and compensation expense will be recognized until the measurement date. No compensation expense was recognized in 1999.

         In 1996, the board of directors established a Management Stock Incentive Plan (the "1996 Plan"), which provided for the granting of nonqualified options for Class C common stock of Holdings to members of management and certain key employees. The options outstanding under the 1996 Plan were granted at prices which equate to or were above the market value of the Class C stock on the date of grant. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

         In 1996, the Company entered into an agreement with Holdings whereby if Holdings grants any options to purchase shares of common or Class C Stock of Holdings to a director, employee or consultant of the Company, the Company will grant to Holdings corresponding options, exercisable only upon exercise of the Holdings options, to purchase the same number of shares of common stock of the Company at the same per share exercise price and subject to substantially the same terms and conditions as the Holdings options. All references to stock options pertain to the Holdings options which have been attributed to the Company for disclosure purposes.

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------


         Information relating to stock options during 1999, 1998 and 1997 is as follows:

                                                                                                Weighted
                                                                                                 Average
                                                                       Number                   Exercise
                                                                     of Shares                    Price
                                                                    ----------                   --------
Shares under option at December 27, 1997                             3,168,602                      $2.73
Granted                                                                 59,000                      $5.15
Forfeited                                                              (17,062)                     $2.66
Canceled                                                            (1,571,463)                     $2.72
                                                                    ----------                   --------
Shares under option at December 26, 1998                             1,639,077                      $2.73
Granted                                                              2,880,000                      $6.73
Forfeited                                                             (100,000)                     $6.73
Canceled                                                               (41,585)                     $2.88
                                                                    ----------                   --------
Shares under option at December 25, 1999                             4,377,492                      $5.27
                                                                    ==========                   ========

Shares exercisable at December 27, 1997                                574,369                      $2.66
                                                                    ==========                   ========

Shares exercisable at December 26, 1998                              1,639,077                      $2.73
                                                                    ==========                   ========

Shares exercisable at December 25, 1999                              1,597,492                      $2.73
                                                                    ==========                   ========

         All outstanding options were nonqualified options.

         Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for the employee stock options under the fair value method under that Statement. The fair value for these options was estimated at the date of grant using the minimum present value method with the following weighted average assumptions for 1999, 1998 and 1997:

                                           1999               1998               1997
                                     ---------------    ---------------    ----------------
     Risk-free interest rate              5.71%              5.47%               6.08%
     Expected life                       7 years            7 years             7 years

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' expected life. The Company's pro forma net earnings were as follows:

                                                       1999                 1998                1997
                                                  -------------        --------------      -------------
     Net earnings (loss)--as reported                 $(9,915)           $(19,019)           $6,362
     Net earnings (loss)--proforma                    (10,032)            (20,309)            6,133
     Weighted average fair value of options
          granted during the year                        2.17                1.60              1.00

         The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts.

         As a result of the Transactions, the vesting of the issued and outstanding stock options under the 1996 plan was accelerated. At the time of the Transaction option holders under the 1996 plan elected to cancel a portion of their options. For option shares canceled, each holder received reasonable compensation for the options, which was equal to the spread between the recapitalization price of $6.7315 and the respective per share exercise price for the canceled options. The remaining option shares are fully vested and are exercisable at their respective issuance price (ranging from $2.66 to $5.15).

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------

13.      INCOME TAXES

         The components of the provision for income taxes are as follows:

                                                    Year ended               Year ended               Year ended
                                                    December 25,             December 26,            December 27,
                                                        1999                     1998                    1997
                                                      -------                  -------                  ------
Current tax provision:
     Federal                                          $  --                       $657                    --
     State                                                600                      600                    --
     Foreign                                              547                      300                    $299
                                                      -------                  -------                  ------
                                                        1,147                    1,557                     299
                                                      -------                  -------                  ------
Deferred tax provision:
     Federal                                           (1,007)                  (1,530)                  5,230
     State                                               (245)                    (372)                    996
                                                      -------                  -------                  ------
                                                       (1,252)                  (1,902)                  6,226
                                                      -------                  -------                  ------
                                                        $(105)                   $(345)                 $6,525
                                                      =======                  =======                  ======

         The reconciliation of the statutory federal income tax rate to the effective income tax rate for 1999, 1998 and 1997 provision for income taxes is as follows:

                                                   Year ended            Year ended            Year ended
                                                   December 25,          December 26,        December 27,
                                                       1999                  1998                  1997
                                                     -------               -------               ------
Income taxes at federal statutory rate               $(2,401)              $(1,483)              $4,382
State income taxes, net of federal
     benefit                                             438                  (218)                 657
Goodwill amortization                                  1,643                 1,643                1,393
Other, net                                               215                  (287)                  93
                                                     -------               -------               ------
                                                       $(105)                $(345)              $6,525
                                                     =======               =======               ======

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------



         In addition, the Company recorded a deferred tax benefit of $1,095 and $7,079 for 1999 and 1998, respectively, associated with the extraordinary item. Components of the net deferred income tax asset at December 25, 1999 and December 26, 1998 are as follows:

                                                                 December 25,             December 26,
                                                                     1999                    1998
                                                                   --------                --------
Current deferred income taxes:
     Accounts receivable and inventory reserves                    $  3,886                $  3,757
     Accrued liabilities not currently deductible                     8,556                   8,253
     Prepaids and other assets, not currently taxable                (3,729)                 (4,570)
                                                                   --------                --------
                                                                      8,713                   7,440
Noncurrent deferred income taxes:
     Property basis differences                                      (6,554)                 (7,382)
     Patents basis differences                                       (2,230)                 (3,222)
     ESOP liability basis differences                                 3,604                   6,247
     Net operating loss carryforwards                                21,321                  19,610
     Valuation allowance                                             (3,999)                 (3,999)
     Other noncurrent accrued liabilities, not
          currently deductible                                        6,636                   6,450
                                                                   --------                --------
                                                                     18,778                  17,704
                                                                   --------                --------
     Net deferred tax asset                                        $ 27,491                $ 25,144
                                                                   ========                ========

         At December 25, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $54,670, all of which are limited to utilization under the Internal Revenue Code. Due to such limitations, the Company believes it is more likely than not that it will not realize the full benefit of the loss carryforwards and has provided a valuation allowance of approximately $3,999 to reserve such amounts as of December 25, 1999. These carryforwards expire through 2019. Undistributed earnings to be permanently reinvested by the international subsidiaries totaled approximately $2,798 at December 25, 1999. Because these earnings are to be permanently reinvested, no U.S. deferred income tax has been recorded for them.

14.      RETIREMENT PLANS

         Simmons 401(k) Plan

         The Company has a defined contribution pension plan (a 401(k) plan) for substantially all employees other than employees subject to collective bargaining agreements. Eligible participants may make limited contributions to the defined contribution plan; however, no employer contributions are allowed.

         Nonqualified Employee Stock Ownership Plan

         The Company also has an unfunded nonqualified employee stock ownership plan to provide benefits to certain employees who were not eligible to participate in the ESOP. Benefits are to be paid in cash and are computed based on the value of shares the participants would have received had they participated in the ESOP.

         Participants are entitled to receive accrued benefits upon termination of employment with the Company, retirement, death, or permanent disability. Benefits vest based on the provisions of the ESOP. The Company charged approximately $137, $184 and $64 to expense for 1999, 1998 and 1997, respectively. The Company made distributions to participants in the amount of $233 in 1999. The

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------

accrued benefits under the nonqualified plan were $277 and $373 at December 25, 1999 and December 26, 1998, respectively, and are included in other long-term liabilities in the accompanying consolidated balance sheets.

         Other Plans

         Certain union employees participate in multi-employer pension plans sponsored by their respective unions. Amounts charged to pension cost, representing the Company's required contributions to these plans for 1999, 1998 and 1997 were $1,725, $1,633 and $1,439, respectively.

         The Company had accrued $2,573 and $2,653 at December 25, 1999 and December 26, 1998, respectively, for a supplemental executive retirement plan for a former executive. Such amounts are included in postretirement benefit obligations other than pensions in the accompanying consolidated balance sheets.

         Retiree Health Coverage

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

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------


         The following table presents a reconciliation of the plan's status at December 25, 1999 and December 26, 1998:

                                                                    December 25,             December 26,
                                                                       1999                       1998
                                                                     --------                   --------
Change in Benefit Obligation:
     Benefit obligation, beginning of year                            $ 5,466                   $ 5,138
     Service cost                                                         230                       205
     Interest cost                                                        357                       347
     Benefits paid                                                        (97)                      (93)
     Actuarial (gain)/loss                                               (686)                     (131)
                                                                      -------                   -------
     Benefit obligation, end of year                                  $ 5,270                   $ 5,466
                                                                      =======                   =======

Change in Plan Assets:
     Fair value of assets, beginning of year                          $  --                     $  --
     Employer contributions                                                97                        93
     Benefits paid                                                        (97)                      (93)
                                                                      -------                   -------
     Fair value of assets, end of year                                $  --                     $  --
                                                                      =======                   =======

Reconciliation of Accrued Benefit Cost:
     Funded status                                                    $(5,270)                  $(5,466)
     Unrecognized prior service cost                                     (183)                     (213)
     Unrecognized net gain                                             (1,537)                     (867)
                                                                      -------                   -------
     Accrued benefit cost, end of year                                $(6,990)                  $(6,546)
                                                                      =======                   =======

Weighted-Average Assumptions:
     Discount rate                                                       7.50%                     6.75%

Components of Net Periodic Benefit Cost:
     Service cost                                                     $   230                   $   205
     Interest cost                                                        357                       347
    Amortization of:
          Prior service cost                                              (30)                      (30)
          Gain                                                            (16)                      (12)
                                                                      -------                   -------
     Net periodic benefit cost                                        $   541                   $   510
                                                                      =======                   =======

         A 9.5% annual rate of increase in the cost of health care benefits was assumed for 1999; the rate was assumed to decrease 0.5% per year until 5.0% is reached. A 1.0% change in assumed health care cost trend rates would have the following effects:

                                                                               1%                 1%
                                                                            Increase           Decrease
                                                                        -----------------   --------------
     Effect on Total of Service and Interest Cost Components                  $90                $(77)
     Effect on Benefit Obligation                                            $540               $(486)

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------

15.      CONTINGENCIES

         On April 3, 1998, Serta, Inc. filed a complaint against Simmons in the United States District Court for the Northern District of Illinois, Eastern Division, alleging that some Simmons products--including those sold in connection with the trademarks Connoisseur(R) collection, Crescendo(TM), and some World Class Beautyrest(R) and Back Care(R) Ultimate models--infringe one of their U.S. patents and that our use of the term "Crescendo" infringes their alleged common-law trademark, "Crescendo". Serta seeks compensatory damages in an unspecified amount, interest, an accounting and disgorgement of profits derived from allegedly infringing acts, treble damages, an order enjoining further alleged infringement and requiring destruction of allegedly infringing items, costs, expenses and attorney's fees. We have denied the material allegations of the complaint. We also have asserted affirmative defenses and/or counterclaims against Serta alleging non-infringement, invalidity and unenforceability of the patent-in-suit, and alleging infringement by Serta of our rights in the term "Crescendo" in various geographic areas to the extent usage of the term by both Serta and us would be confusingly similar. Serta requested the Patent and Trademark Office, the PTO, to reexamine the patent-in-suit. Pending the outcome of the reexamination, and by agreement of the parties, the pending lawsuit was stayed. In April 1999, the PTO reinstated Serta's patent and the stay in the action was lifted.

         In October 1999, Serta amended its complaint to join 14 U.S. licensee/shareholders as plaintiffs and to add a claim for false advertising under the Lanham Act as well as seek damages and injunctive relief in connection with that claim. We again have denied the material allegations of the amended complaint and asserted additional affirmative defenses and an additional counterclaim seeking a declaratory judgment for unenforceability of the patent-in-suit due to fraud on the PTO. Serta moved to dismiss this counterclaim and we have filed a response. The court has not yet ruled on the motion. While we deny that Serta is entitled to any relief and intend to defend the action vigorously, a settlement could be material and we cannot assure you that we will prevail in this action.

         From time to time, we have been involved in various legal proceedings. We believe that all other litigation is routine in nature and incidental to the conduct of our business, and that none of this other litigation, if determined adversely to us, would have a material adverse effect on our financial condition or results of our operations.

16.      RELATED PARTY TRANSACTIONS

         The Company, Holdings and Fenway entered into a management agreement (the "Fenway Advisory Agreement") effective upon consummation of the Transactions pursuant to which Fenway agreed to provide strategic advisory services to the Company. In exchange for such services, the Company agreed to pay Fenway (i) annual management fees of 0.25% of net sales for the prior fiscal year, (ii) fees in connection with the consummation of any acquisition transactions for Fenway's assistance in negotiating such transactions and (iii) certain fees and expenses, including legal and accounting fees and any out-of-pocket expenses incurred by Fenway in connection with providing services to the Company. Included in other expense is $1.5 million and $0.3 million for the years ended December 25, 1999 and December 26, 1998, respectively, related to the management fee.

         The Company entered into an agreement with Holdings pursuant to which the Company agreed to reimburse Holdings for certain expenses incident to Holdings' ownership of the Company's capital stock for as long as Holdings and the Company file consolidated federal income tax returns. Such expenses include franchise taxes and other fees required to maintain Holdings' corporate existence; operating costs incurred by Holdings attributable to its ownership of the Company's capital stock not to exceed $850 per fiscal year; federal, state and local taxes paid by Holdings and attributable to income of the Company and its subsidiaries other than taxes arising from the sale or exchange by Holdings of the Company's common

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------

stock; the purchase price of capital stock or options to purchase capital stock of Holdings owned by former employees of the Company or its subsidiaries not to exceed $2.5 million per year permitted under the Senior Credit Facility, as amended; and registration expenses incurred by Holdings incident to a registration of any capital stock of Holdings under the Securities Act.

17.      SUBSEQUENT EVENTS

Acquisition of a Customer

         On January 21, 2000, one of our wholly-owned subsidiaries, Gallery Corp. ("Gallery"), acquired substantially all of the retail store locations and other assets of H&H Sleep Centers, Inc. ("H&H") and CBMC Corp. ("CBMC"). H&H and CBMC had previously operated retail stores in the Los Angeles, Orange County and San Diego, California areas, selling primarily mattresses and related bedding products. Through Gallery, we acquired the H&H and CBMC assets in resolution of those companies' outstanding debt obligations to us, and our assumption of certain other liabilities of H&H and CBMC. As a result of these transactions, Gallery will operate approximately 30 retail locations in Southern California previously owned by H&H and CBMC. These customers were indebted to us in an amount approximating $23.9 million, relating to notes, certain advances and trade receivables. We have included in long-term receivables at December 25, 1999 and December 26, 1998, amounts of $14.2 million and $3.4 million, respectively, and have included in current assets at December 26, 1998 an amount of $6.0 million related to these customers.

         Based on an independent third party appraisal of the businesses acquired, we have charged $6.9 million to expense in 1999 representing amounts receivable from these customers in excess of the collateral value. The eventual recovery of our investment in this business is dependent upon the ability of the operations to achieve improvements sufficient to generate profitable operations and positive cash flows. We currently believe that such improvements are achievable, based upon our expertise in bedding manufacturing and distribution, our knowledge of this business' markets, and its established presence in its market. In addition, the sale of all or a portion of the stock of this customer, or its underlying assets to a third party may be considered. However, the actual achievement of such improvements or the realization in respect of the stock or assets of this customer is not assured.

Pending Customer Transaction

         A customer is indebted to us in an amount approximating $4.2 million, relating to notes and trade receivables. We have included in long-term receivables at December 25, 1999 and December 26, 1998, amounts of $4.2 million and $1.0 million, respectively, and have included in current assets at December 26, 1998, an amount of $1.9 million related to this customer. We are currently pursuing an acquisition of the capital stock of this customer at an amount equal to the fair market value of the business less obligations owed to us. We believe the collateral value of this customer's business exceeds the net amount of the receivable; however, the results and timing of any eventual transaction is uncertain. We have not received a completed independent third party appraisal of the value of the capital stock of this customer at this time. Further, the eventual recovery of our investment in this business is dependent upon the ability of the operations to achieve improvements sufficient to generate profitable operations and positive cash flows. We currently believe that such improvements are achievable, based upon our expertise in bedding manufacturing and distribution, our knowledge of this business' markets, and its established presence in its market. In addition, the sale of all or a portion of the stock of this customer, or its underlying assets to a third party may be considered. However, the actual achievement of such improvements or the realization in respect of the stock or assets of this customer is not assured.

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------


Pending Acquisition - United Sleep Products

         On October 8, 1999, we announced our intent to enter into negotiations to acquire United Sleep Products of New York, Inc. and its subsidiaries United Sleep Products, Inc. and United Sleep Products Futon Company, and Kinder Furniture & Bedding Company of Indiana. The acquisition is subject to the execution of definitive documentation of the transaction and other customary conditions.

Organizational Changes - Severance Arrangements

         On January 4, 2000, we announced that Charles R. Eitel had been appointed as our new Chairman and Chief Executive Officer. We recorded non-recurring severance expense for the year ended December 25, 1999 of approximately $6.6 million, including compensation expense related to vested stock option cancellations, relating to the resignation of Zenon S. Nie, our former Chief Executive Officer and the resignations of two other executive level employees during the fourth quarter. In addition, we have accrued $3.9 million in distributions payable to Holdings in connection with Holding's repurchase of Holdings common stock.

         During January 2000, Charles R. Eitel, our new Chairman and Chief Executive Officer, completed an assessment of the effectiveness of the organizational structure and in early February 2000, we undertook an enterprise-wide management reorganization to reflect a new management structure going forward. The management reorganization resulted in the termination of 14 management employees. During February 2000, we recorded non-recurring severance expense of $3.8 million, including compensation expense related to vested stock option cancellations. In addition, we have accrued $2.3 million in distributions payable to Holdings in connection with Holding's repurchase of Holdings common stock.

ITEM 9.      CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the name, age as of March 22, 2000 and position of each of our directors, executive officers and other key employees. Each of our directors will hold office until the next annual meeting of our shareholders or until his successor has been elected and qualified. Our officers are elected by our Board of Directors and serve at the discretion of the Board of Directors.

Name                                         Age       Position
----                                         ---       --------
Charles R. Eitel                              50       Chairman of the Board of Directors and
                                                            Chief Executive Officer
Peter Brink                                   50       Executive Vice President--Chief Operations Officer
                                                            and Director
Robert W. Hellyer                             40       Executive Vice President--Sales
Peter Lamm                                    48       Director
Richard C. Dresdale                           44       Director
Mark R. Genender                              35       Director
Robert K. Barton                              59       Senior Vice President--Human Resources
Donald J. Hofmann                             47       Senior Vice President--Marketing
Michael P. Rakauskas                          49       Senior Vice President--Strategic Planning
Roger W. Franklin                             44       Interim Chief Financial Officer
Gary L. Senese                                53       Vice President--Chief Information Officer

         Charles R. Eitel joined Simmons in January 2000 as Chairman of the Board of Directors and Chief Executive Officer. Prior to joining Simmons, Mr. Eitel served as President and Chief Operating Officer of Interface, Inc., a leading global manufacturer and marketer of floorcoverings, interior fabrics and architectural raised floors. Prior to serving as Chief Operating Officer, he held the positions of Executive Vice President of Interface, President and Chief Executive Officer of the Floorcoverings Group, and President of Interface Flooring Systems, Inc. Mr. Eitel is a director of Duke-Weeks Corporation, an industrial real estate company (REIT) based in Indianapolis, Indiana and American Fidelity Assurance Company in Oklahoma City, Oklahoma.

         Peter Brink joined Simmons in February 2000 as Executive Vice President and Chief Operations Officer. Prior to joining Simmons, Mr. Brink served as President and Chief Operating Officer of Paramount Apparel, an apparel and headwear manufacturer. From 1997 to 1998 Mr. Brink served as Chief Operating Officer of Warnaco Inc, an apparel manufacturer. From 1994 to 1997 Mr. Brink served as Chief Operating Officer of Champion Products, a division of Sara Lee Corporation.

         Robert W. Hellyer joined Simmons in 1995 and has served as Executive Vice President of Sales since 1999. Mr. Hellyer served as General
Manager--Janesville and Vice President of Sales--Janesville prior to assuming his current position. Prior to joining Simmons, Mr. Hellyer held various sales positions with Stearns & Foster.

         Peter Lamm became a director of Simmons in 1998 in connection with the Recapitalization. Mr. Lamm is Chairman and Chief Executive Officer and a founding partner of Fenway, a New York-based direct investment firm for institutional investors with a primary objective of acquiring leading middle-market companies. From February 1982 to April 1994, Mr. Lamm was a member of Butler Capital Corporation, a private investment firm, most recently as Senior Direct Investment Officer and Managing Director. Mr. Lamm currently serves as a director of Aurora Foods, Inc., Central Tractor Farm &

Country, Inc., Iron Age Corporation, Delimex Holdings, Inc., MW Manufacturers Holdings Corp., DCI Holdings, Inc. and Blue Capital Management.

         Richard C. Dresdale became a director of Simmons in 1998 in connection with the Recapitalization. Mr. Dresdale is President and a founding partner of Fenway. From June 1985 until March 1994, Mr. Dresdale was a member of Clayton, Dubilier & Rice, Inc. a private investment firm, most recently as a Principal. Mr. Dresdale currently serves as a director of Aurora Foods, Inc., Central Tractor Farm & Country, Inc., Delimex Holdings, Inc., MW Manufacturers Holdings Corp., DCI Holdings, Inc. and Blue Capital Management.

         Mark R. Genender became a director of Simmons in 1999. Mr. Genender has been a Managing Director of Fenway since 1999. From 1996 to 1999, Mr. Genender was a Vice President of Fenway. From 1994 to 1996, Mr. Genender was a Director of Sales and Marketing for Nabisco International. From 1991 to 1994, Mr. Genender held various senior management positions at Hostess Frito-Lay, the Canadian snack food division of PepsiCo, Inc. Prior to 1991, Mr. Genender was employed by Goldman, Sachs & Co. in the Merger and Acquisitions department. Mr. Genender currently serves as director of Delimex Holdings, Inc.

         Robert K. Barton joined Simmons in 1982 and has served as Senior Vice President--Human Resources since 1990. Prior to assuming his current position, Mr. Barton served as Vice President--Human Resources, Vice
President--Administration, Vice President--Dealer Financial Services and Director of Dealer Financial Services.

         Donald J. Hofmann joined Simmons in 1995 and has served as Senior Vice President--Marketing since February 2000. Mr. Hofmann served as Vice President--Marketing and Vice President--Advertising prior to assuming his current position. Prior to joining Simmons Mr. Hofmann held various marketing and advertising positions, including President of Earle Palmer Brown Advertising and Executive Vice President of Marketing at Tupperware, Inc.

         Michael P. Rakauskas joined Simmons in 1998 and has served as Senior Vice President--Strategic Planning since February 2000. Prior to assuming his current position Mr. Rakauskas served as Executive Vice President- Strategic Ventures. Prior to joining Simmons, Mr. Rakauskas served as Executive Vice President-Chief Financial Officer and as Senior Vice President-Administration and Chief Financial Officer since 1995 of The Spring Air Company. Prior to 1995, he held various positions including Vice President- Planning and Development, Vice-President-Administration, Operations Manager, Corporate Controller and several financial positions with Sealy Corporation. Mr. Rakauskas is a Certified Public Accountant.

         Roger W. Franklin joined Simmons in 1986 and has served as Interim Chief Financial Officer since February 2000. Prior to assuming his current position Mr. Franklin was Vice President--Finance and Treasurer, Vice President--Controller and Director of Taxes. Prior to joining Simmons, Mr. Franklin was a manager with Price Waterhouse, a predecessor to PricewaterhouseCoopers LLP, in both the audit and tax areas from 1978 to 1986. Mr. Franklin is a Certified Public Accountant.

         Gary L. Senese joined Simmons in 1998 as Vice President--Chief Information Officer. Prior to joining Simmons, Mr. Senese served as Vice President--Chief Information Officer of VWR Scientific Products Corporation, a laboratory supplies distributor, from 1995 until 1998 and as Vice
President--Chief Information Officer of Rubbermaid Commercial Products Inc. from 1989 to 1995.

DIRECTOR COMPENSATION

         We pay no additional remuneration to our employees or to executives of Fenway for serving as directors. See "--Executive Compensation". There are no family relationships among any of the directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth all cash compensation earned in the previous three years by our Chief Executive Officer and each of our other four most highly compensated executive officers. The compensation arrangements for each of these officers that are currently in effect are described under the caption "-- Employment Arrangements" below. The bonuses set forth below include amounts paid in connection with the Recapitalization and amounts earned in the year shown but paid in the subsequent year.


                           SUMMARY COMPENSATION TABLE


                                               Annual Compensation                Number of Securities          All Other
                                    ----------------------------------------     Underlying Long-Term         Compensation
Name and Principal Position            Year       Salary ($)      Bonus ($)      Compensation Options (#)         ($) (1)
---------------------------         ---------    -----------    ------------  ----------------------------  -----------------
Zenon S. Nie                           1999        $612,373      $     --               1,350,000                 $ 16,130
     Chairman, Chief Executive         1998         579,792       5,116,125                  --                    287,846
     Officer and President             1997         517,500         586,366                  --                     32,853

Martin R. Passaglia                    1999         267,500            --                  75,000                  106,448
     Senior Executive Vice             1998         267,500         295,573                  --                     48,511
     President                         1997         267,500         211,325                  --                     29,133

Jonathan C. Daiker                     1999         236,000            --                  75,000                    8,345
     Executive Vice President--        1998         226,917         496,053                  --                     52,035
     Finance & Administration,         1997         213,000         169,060                  --                     27,008
     Chief Financial Officer

Robert K. Barton                       1999         209,000            --                  75,000                   11,577
     Senior Vice President--           1998         202,417         276,102                  --                     45,389
     Human Resources                   1997         180,000         143,517                  --                     29,329

Joseph Ulicny                          1999         197,000            --                  70,000                   11,922
     Executive Vice President--        1998         190,417         161,389                  --                     42,221
     Market Development                1997         180,000         142,793                  --                     28,600

(1)      These amounts consist of:

         (a)      our contributions to our ESOP in 1998 and 1997, respectively, in the amounts of $272,570 and
                  $18,571 for Mr. Nie, $37,437 and $18,614 for Mr. Passaglia, $41,860 and $18,571 for Mr. Daiker,
                  $33,667 and $18,614 for Mr. Barton, and $30,233 and $18,571 for Mr. Ulicny, respectively; the amount of our contribution to our ESOP for 1999 has not been determined;

         (b)      premiums for term life insurance and long-term disability insurance in 1999, 1998 and 1997, respectively, in the amounts of $13,130, $13,276 and $14,282 for Mr. Nie, $10,071, $9,074 and
                  $10,519 for Mr. Passaglia, $6,345, $8,175 and $8,437 for Mr. Daiker, $9,577, $9,722 and $10,715
                  for Mr. Barton, $9,922, $9,988 and $10,029 for Mr. Ulicny, respectively;

         (c)      payments of benefits under non-qualified ESOP in 1999, in the amount of $85,632 for Mr.
                  Passaglia;

         (d)      $2,000 per named  executive  officer in 1999 and 1998 for financial  planning  services.
                  Mr. Nie's amount for 1999 was $3,000;

         (e)      $8,745 of vacation pay in 1999 for Mr. Passaglia.



                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                              Individual Grants
                        ------------------------------
                                         Percent of
                                            Total                                        Potential Realizable Value
                          Number of       Options /                                                  of
                         Securities     SARs Granted      Exercise                        Assumed Annual Rates of
                         Underlying     to Employees         or                           Stock Price Appreciation
                        Option/ SARs      in Fiscal     Base Price      Expiration           For Option Terms
         Name            Granted (#)        Year          ($ / Sh)        Date           5% ($)           10% ($)
         ----           --------------  --------------  -----------  --------------    -------------- --------------
Zenon S. Nie                1,350,000       46.9%         $6.7315         2009            5,708,475     14,483,475
Martin R. Passaglia            50,000        1.7%         $6.7315         2009              211,425        536,425
Jonathan C. Daiker             80,000        2.8%         $6.7315         2009              338,280        858,280
Robert K. Barton              100,000        3.5%         $6.7315         2009              422,850      1,072,850
Joseph Ulicny                 100,000        3.5%         $6.7315         2009              422,850      1,072,850

Aggregated Option Exercises

         The table below sets forth information concerning the exercise of stock options during 1999 and the value of unexercised stock options at the end of 1999 for our Chief Executive Officer and each of our other four most highly compensated executive officers. There was no public trading market for our common stock as of December 25, 1999. Therefore, the values in the table below have been calculated on the basis of the per share consideration paid in connection with the Recapitalization less the applicable exercise price. The number of options shown as exercisable reflect options to purchase common stock of Holdings retained in connection with the Recapitalization.

                          FISCAL YEAR END OPTION VALUES

                                  Number of Shares                     Value of Unexercised
                               Underlying Unexercised                      In-The-Money
                                     Options at                             Options at
                                Fiscal Year End (#)                    Fiscal Year End ($)
         Name              Exercisable       Unexercisable        Exercisable      Unexercisable
-----------------------   ----------------  ---------------    ----------------   ----------------
Zenon S. Nie                    752,608        1,350,000           3,035,146            -
Martin R. Passaglia              51,642           50,000             198,370            -
Jonathan C. Daiker              121,439           80,000             490,724            -
Robert K. Barton                 54,017          100,000             208,467            -
Joseph Ulicny                    26,473          100,000             100,089            -

RETIREMENT PLANS

         We maintain several single employer retirement plans including a single employer defined benefit plan and two single employer defined contribution plans, the ESOP and a 401(k) Plan, which are intended to be qualified under
Section 401(a) of the Internal Revenue Code of 1986. We also participate in a number of multi-employer pension plans, from which we have no present intention to withdraw. In the aggregate, these plans cover substantially all permanent employees.

         Simmons 401(k) Plan. The Simmons 401(k) Plan, formed in 1987, contains a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. Employees with 12 weeks of employment who have reached age 21 are permitted to participate in the plan. Generally employees covered by collective bargaining agreements are not permitted to participate in the plan, unless the collective bargaining agreement expressly provides for participation.

         Presently, approximately 862 employees participate in this plan. Participants direct the investment of their account balances. Eligible employees may defer the receipt of up to 6% of compensation on a pre-tax basis, subject to various limitations. Participants are fully vested in their contributions at all times. Other than the pre-tax deferrals mentioned above, we did not make any contributions to the 401(k) plan during the 1999 plan year.

         ESOP. The ESOP, formed in 1989, is a defined contribution pension benefit plan that is designed to qualify as a leveraged employee stock ownership plan within the meaning of Section 4975(e)(7) of the Internal Revenue Code. Assets of the ESOP are held in a trust for which State Street Bank & Trust Company serves as trustee. The ESOP covers otherwise eligible employees of Simmons who are 21 or older and who have completed at least one year of service for Simmons. Generally, employees covered by collective bargaining agreements are not permitted to participate, unless the collective bargaining agreement expressly provides for participation. As of December 25, 1999, approximately 1,300 of our current and former employees were participants in the ESOP.

         The ESOP provides benefits to each participating employee based on the value of the stock allocated to such participant's account over the period of such participant's participation in the plan. In general, benefits become payable to participants only following retirement or other separation from employment.

         The ESOP is a leveraged ESOP. Leveraged ESOPs differ from other defined contribution employee pension benefit plans in that they can borrow funds from the employer sponsoring the plan or from other parties in order to acquire company stock for allocation to participants' accounts as such indebtedness is repaid. Pending such allocation, as described below, Simmons' stock acquired by the ESOP is held by the ESOP trustee in a suspense account. In connection with the establishment of the ESOP in 1989, the ESOP borrowed funds from us for the purpose of acquiring Simmons' stock. As of December 25, 1999, the borrowed amount outstanding was approximately $27.4 million. As of December 26, 1998, the ESOP was indebted to us in the approximate principal amount of $39.4 million. Prior to March 22, 1996, the date of the Investcorp acquisition, the ESOP held 11,671,663 shares of our common stock. On the closing of the Investcorp acquisition, the ESOP sold 6,001,257 shares, representing all shares previously allocated to participants' ESOP accounts, to Holdings for approximately $31.2 million in the aggregate, the net proceeds of which were reinvested in diversified investments in the respective accounts of such participants in the ESOP. Pursuant to the Investcorp acquisition, the remaining 5,670,406 shares, representing all unallocated shares held in the suspense account, were converted into our Series A preferred stock. Prior to the Recapitalization, if converted into common stock of Simmons or capital stock of Holdings, this Series A preferred stock would have represented direct or indirect ownership of 15.1% of our common stock, after giving effect to such conversion, exclusive of outstanding stock options.

         On July 22, 1998, we entered into the ESOP Stock Sale and Exchange Agreement with Holdings, the ESOP trustee and REM Acquisition, Inc., a transitory merger corporation set up for the Recapitalization. Pursuant to this agreement, immediately prior to the Recapitalization, REM purchased all of our Series A preferred shares held by the ESOP that had been allocated to plan participants as of such date for an aggregate purchase price of approximately $15.4 million. These shares were cancelled in connection with the Recapitalization. In addition, immediately prior to the Recapitalization, the ESOP exchanged its remaining outstanding shares of our Series A preferred stock for 3,482,036 shares of common stock of Holdings. The ESOP received a fairness opinion from its financial advisor to the effect that the $15.4 million consideration received for our shares under the ESOP agreement was fair to the ESOP from a financial point of view.

         We will make annual cash contributions to the ESOP in an amount up to 25% of eligible participant compensation, subject to limitations and conditions. The ESOP will then use this cash to repay the internal loan to us. As a result, there is no cash cost to us associated with the contributions to the ESOP. As the internal loan is repaid, a portion of, the shares of Holdings held by the ESOP will be allocated to participant accounts and non-cash compensation expense equal to the fair value of the allocated shares will be charged to non-cash ESOP expense. When the internal loan is repaid in full in approximately two years, all shares of Holdings held by the ESOP immediately after the Recapitalization will have been allocated to plan participants.

         With limited exceptions, such as an exception required by law permitting retirement age individuals with at least 10 years of plan participation to liquidate over a six-year period those shares allocated to their accounts, shares allocated to a participant's account under the ESOP cannot be sold or otherwise transferred by the participant. The ESOP provides for distributions to be made to participants following termination of employment. With respect to participants whose termination of employment occurs after becoming eligible for retirement at age 65, early retirement at age 55 with at least 10 years of service, or on account of permanent disability or death, distribution generally is made during the plan year following the plan year in which such termination occurs. In all other cases, distribution generally is made or commences to be made after the expiration of a five plan year period following the plan year in which termination occurs. Distributions are made in cash, based on the fair market value, as determined pursuant to an annual appraisal, of the shares allocated to the participant's account. A participant entitled to a distribution is entitled under law to have our shares allocated to his or her account distributed in kind. A participant electing to have a distribution of shares has a limited right to require us to purchase such shares at fair market value over an approximately two year period.

         Defined Benefit Plan. We also sponsor a single employer defined benefit pension plan for eligible employees called the Retirement Plan for Simmons U.S.A. Employees. This plan currently benefits only employees covered by specific collective bargaining agreements, and has approximately 120 participants. The monthly benefit for these participants upon normal retirement is generally determined as the sum of:

         (1) 0.75% of monthly earnings as of January 1, 1963 multiplied by specified credited service as of May 1, 1963;


         (2) 1.0% of the first $400 of monthly earnings plus 1.75% of monthly earnings in excess of $400 for the time period from May 1, 1963 through April 30, 1967; and


         (3) 1.25% of the first $550 of monthly earnings plus 1.75% of monthly earnings in excess of $550 for each year and completed month of credited service, beginning May 1, 1967.

         There is a reduction for benefits accrued under the Retirement Plan for Simmons Employees, a predecessor plan that was terminated in 1987. A somewhat different formula applies to employees who are represented by IAM Local 315 in New Jersey and UFWA Local 262 in California. This plan is fully funded and will incur no additional liability. None of the named executive officers benefits under the plan.

         Nonqualified Employee Stock Ownership Plan. In 1989, we instituted a nonqualified plan to provide benefits to eligible employees similar to those benefits provided under the ESOP, described above. This plan covers employees who are not eligible to participate in the ESOP because of restrictions imposed by the ESOP on employees who elected favorable income tax treatment under Code
Section 1042 with respect to the sale of employer securities to the ESOP. Benefits are to be paid in cash and are computed based on the value of shares the participants would have received had they participated in the

ESOP. Participants are entitled to receive accrued benefits upon termination of employment with us, retirement, death or permanent disability. The nonqualified plan provides for bookkeeping entries to be provided on account of each designated employee, to be credited with the shares of stock which would have been allocated to the designated employee's accounts under the ESOP but for the fact that the ESOP terms restricted such an allocation. The same vesting schedule and distribution provisions apply as are described in the ESOP. We charged approximately $137,000 in 1999 and $184,000 in 1998. We made distributions to participants in the amount of $233,000 in 1999. The accrued benefits under the nonqualified plan were $277,000 at December 25, 1999 and $373,000 December 26, 1998 and are included in other long term liabilities in the accompanying balance sheets. We have continued the nonqualified plan after the consummation of the Recapitalization.

         Retiree Health Coverage. We provide health care and life insurance benefits to eligible retired employees. Eligibility is defined as retirement from active employment, having reached age 55 with 15 years of service, and previous coverage as a salaried or non-union employee. Additionally, dependents are eligible to receive benefits, provided the dependent was covered prior to retirement. The medical plan pays a stated percentage of most medical expenses reduced for any deductible and payments made by government programs and other group coverage. Additionally, there is a $20,000 lifetime maximum benefit for participants age 65 and over. We also provide life insurance to all retirees who retired before 1979. These plans are unfunded.

EMPLOYMENT ARRANGEMENTS

         Charles R. Eitel, Chairman of the Board of Directors and Chief Executive Officer, Holdings, and we have entered into an employment agreement effective as of January 4, 2000. Pursuant to his employment agreement, Mr. Eitel is entitled to receive (i) a base salary, currently $500,000 per year, or such other amount as approved by our Board of Directors, (ii) an annual cash bonus based upon the achievement of specified levels of operating performance by us, and (iii) specified fringe benefits, including country club dues and provision of an automobile. In addition, on the commencement of his employment, Mr. Eitel was granted, under our 1999 Stock Option Plan, stock options to purchase 1,350,000 shares of common stock of Holdings at an exercise price of $6.7315 per share. If Mr. Eitel's employment is terminated other than for death, incapacity or cause, Mr. Eitel will be entitled to (i) payment of his base salary then in effect for two years following the date of termination, (ii) a lump sum pro-rated bonus amount, and (iii) participation in medical and dental benefit programs for as long as applicable law and such plans permit.

         Peter Brink, Executive Vice President--Chief Operations Officer, and we have entered into an employment agreement effective as of February 8, 2000. Pursuant to his employment agreement, Mr. Brink is entitled to receive (i) a base salary, currently $325,000 per year, or such other amount as approved by our Board of Directors, (ii) an annual cash bonus based upon the achievement of specified levels of operating performance by us, (iii) fringe benefit arrangements generally available to our executive officers, (iv) relocation assistance, and (v) provision of an automobile. In addition, on commencement of his employment, Mr. Brink was granted, under our 1999 Stock Option Plan, stock options to purchase 500,000 shares of common stock of Holdings at an exercise price of $6.7315 per share. If Mr. Brink's employment is terminated other than for death, incapacity or cause, Mr. Brink will be entitled to (i) payment of his base salary then in effect for two years following the date of termination, subject to reduction if he commences other employment, (ii) a lump sum pro-rata bonus amount, and (iii) participation in medical and dental benefit programs for as long as applicable law and such plans permit.

         Robert K. Barton, Senior Vice President--Human Resources, and we entered into an employment agreement which commenced on June 29, 1998. This employment agreement initially runs for two years and automatically extends one year on a daily basis beginning on the first anniversary of the commencement of employment term, subject to termination upon one year's notice. This agreement currently provides a base annual salary, subject to further increases approved by our Board of Directors, of $220,000. If Mr. Barton's employment is terminated without cause, he shall be entitled to receive payment of his base salary, an annualized bonus equal to 42.5% of his base salary then in effect and participation in health and welfare benefit programs for the longer of the remainder of the initial two year employment term or one year.

SEVERANCE ARRANGEMENTS

         On February 22, 2000, Holdings, Zenon Nie and we entered into a separation agreement. The terms of Mr. Nie's separation agreement provided for a lump sum separation amount of $2,280,000. Subject to the approval of our lenders under the Senior Credit Facility, Holdings also agreed to (i) repurchase 280,000 shares of Holdings common stock held by Mr. Nie for a total purchase price of $1,884,820, of which $1,250,000 will be paid in a lump sum and $634,820 will be paid under a promissory note maturing on January 4, 2001, and (ii) pay deferred compensation over a three year period in an amount of $3,035,146. Mr. Nie also received coverage and benefits under our employee benefit plans and programs for three years, outplacement assistance up to $90,000, and reimbursements of legal expenses incurred in the negotiation of the separation agreement up to $20,000.

         The employment of Jonathan C. Daiker, Executive Vice President--Finance and Administration, Chief Financial Officer and Director; Martin R. Passaglia, Senior Executive Vice President, Secretary and Director; William L. Ayers, IV, Executive Vice President--Sales; Joseph Ulicny, Executive Vice President--Market Development; James P. Maher, Divisional President; and Cleve B. Murphy, Divisional President, has been terminated. Pursuant to their employment agreements, these former officers received the following separation payments:

Executive                                                 Separation Payment
----------                                             -------------------------
Mr. Daiker                                                     $336,300
Mr. Passaglia                                                  $381,188
Mr. Ayers                                                      $243,594
Mr. Ulicny                                                     $280,725
Mr. Maher                                                      $269,325
Mr. Murphy                                                     $263,625

         Pursuant to their employment agreements, each of these former officers also received continuation of health and welfare benefits and outplacement assistance up to $20,000.

         We have also entered into separation agreements with 10 other former officers and managers. These separation agreements provide for an aggregate separation payment of $524,750, the continuation of health and welfare benefits and outplacement assistance.

MANAGEMENT STOCK INCENTIVE PLAN

         Holdings has also adopted a management stock incentive plan to provide incentives to our employees and directors and to the employees and directors of Holdings by granting them awards tied to the common stock of Holdings. This incentive plan is administered by the compensation committee of the Board of Directors of Holdings, which has broad authority in administering and interpreting the incentive plan. Awards to employees are not restricted to any specified form or structure and may include, without limitation, restricted stock, stock options, deferred stock or stock appreciation rights. Options granted under the incentive plan may be options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code or options not intended to so qualify. An award granted under the incentive plan to an employee may include a provision terminating the award upon termination of employment under some circumstances or accelerating the receipt of benefits upon the occurrence of specified events, including, at the discretion of the compensation committee of the Board of Directors of Holdings, any change of control of Simmons.

         Upon the closing of the Recapitalization, there were outstanding under the incentive plan options to purchase an aggregate of 1,639,077 shares of Holdings common stock issued to 47 individuals with a weighted average exercise price of $2.825 per share. All such options are exercisable in full immediately.

         In connection with the Recapitalization, management received cash for shares of stock owned by them and also received with respect to outstanding options, an amount equal to the difference between the per share merger consideration and the exercise price per share.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee (the "Committee") of the Board of Directors is responsible for the general compensation policies of the Company, and in particular is responsible for setting and administering the policies that govern executive compensation. The Committee evaluates the performance of management and determines the compensation levels for the Chief Executive Officer (the "CEO"). The CEO determines compensation levels for all other executive officers subject to the informal approval of the Committee.

         The objective of the Committee is to establish policies and programs to attract and retain key executives, and to reward performance by these executives which benefit the Company. The primary elements of executive compensation are base salary, annual cash bonus and stock option awards. The salary is based on factors such as the individual executive officer's level of responsibility, and comparison to similar positions in the Company and in comparable companies. The annual cash bonuses are based on the Company's performance measured against attainment of financial and other objectives. Stock option awards are intended to align the executive officer's interests with those of the Company and its stockholders in promoting the long-term growth of the Company, and are determined based on the executive officer's level of responsibility, number of options previously granted, and contributions toward achieving the objectives of the Company. Further information on each of these compensation elements follows.

SALARIES

         Base salaries are adjusted annually, following a review by the CEO. In the course of the review, performance of the individual with respect to specific objectives is evaluated, as are any increases in responsibility, and salaries for similar positions. The specific objectives for each executive officer are set by the individual's manager or the CEO, and will vary for each executive position and for each year. Since this is a base salary review, performance of the Company does not weigh heavily in the result. When all reviews are completed, the CEO makes a recommendation to the Committee for their review and final approval.

         With respect to the CEO, the Committee reviews and fixes his base salary primarily on the Committee's assessment of his performance and its expectations as to his future contributions. Competitive compensation data is also a major factor in establishing the CEO's salary, but no precise formula is applied in considering this data. The Committee's review takes place annually.

ANNUAL CASH BONUSES

         Certain of our employees are eligible, pursuant to their employment agreements, to receive annual cash bonuses based upon the financial performance of the Company, and less so on individual performance.

STOCK OPTION AWARDS

         Holdings has adopted a management stock incentive plan to provide incentives to our employees and directors and the employees and directors of Holdings by granting them awards tied to the common stock of Holdings. These stock options are intended to provide an incentive to continue as these employees over a long term, and to align their interest with the Company by providing a stake in Holdings. In making grants the Holdings' compensation committee takes into account the total number of shares available for grant, prior grants outstanding, and estimated requirements for future grants. Individual awards take into account the executive officer's contributions to the Company, scope of responsibilities, strategies and operational goals, salary and number of unvested options. In determining an option grant for the CEO, the Holdings' compensation committee weighs all of the above factors, but also recognizes the CEO's critical role in developing strategies for the long-term benefit of the Company. Stock options are an important element in attracting and retaining capable executives at all levels, and this is particularly so in the case of the CEO.

         The Committee continually reviews the Company's compensation programs to ensure the overall package is competitive, balanced, and that proper incentives and rewards are provided.

Compensation Committee:

Charles R. Eitel
Peter Lamm
Richard C. Dresdale

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         After the consummation of the Recapitalization on October 29, 1998, we had one class of issued and outstanding common stock and Holdings owned all of it.

         After the consummation of the Recapitalization, Holdings had 25,343,075.80 shares of issued and outstanding common stock, excluding its Class B common stock. The following table describes the beneficial ownership of each class of issued and outstanding equity securities of Holdings by each of our directors and executive officers, our directors and executive officers as a group and each person who beneficially owns more than 5% of the outstanding shares of any class of equity securities of Holdings as of December 25, 1999. As used in this table, beneficial ownership has the meaning set forth in Rule 13d-3(d)(1) of the Exchange Act.

         Fenway Partners Capital Fund, L.P. and Fenway Partners Capital Fund II, L.P. together hold substantially all of the voting interests of Simmons Holdings, LLC, and may therefore be deemed to have the power to vote or dispose of the shares of common stock held directly by Simmons Holdings, LLC. Additionally, the general partners of Fenway Partners Capital Fund and Fenway Partners Capital Fund II, Fenway Partners, L.P. and Fenway Partners II, LLC, respectively, may also be deemed to own beneficially these Fenway funds' holdings. Fenway Partners Management, Inc. is the general partner of Fenway Partners, L.P. and may also be deemed to own beneficially the holdings of Fenway Partners Capital Fund. Fenway provides investment advisory services to the Fenway funds and may be deemed to beneficially own the shares held by the Fenway funds. Messrs. Lamm and Dresdale control Fenway Partners, L.P., Fenway Partners II, LLC, Fenway Partners, Inc. and Fenway Partners Management, Inc., and therefore may be deemed to own beneficially our shares of common stock held by Simmons Holdings, LLC. Mr. Genender is a managing director of Fenway, and Fenway Partners Management, Inc., and they are each a limited partner of Fenway Partners, L.P., and a member of Fenway Partners II, LLC. Accordingly, each may be deemed to own beneficially our shares of common stock held by Simmons Holdings, LLC. All of such persons and entities disclaim beneficial ownership of any shares in which they do not have pecuniary interests.

         The discussion above and the table below do not include 379,119.069 shares of Class B common stock, representing all of the issued and outstanding shares of Class B common stock, issued by Holdings and held by FPIP, LLC, of which Messrs. Lamm, Dresdale and Genender may be deemed to have beneficial ownership. Messrs. Lamm, Dresdale and Genender disclaim beneficial ownership of any such shares of common stock or Class B common stock, in which they do not have pecuniary interests. Class B common stock has the same rights and privileges as Holdings' other common stock except that currently, each share of Class B common stock:

         (1) has 16% of the amount of voting power of a share of common stock; and

         (2) entitles its holder to 16% of the amount of any distributions by Holdings to which a holder of a share of Holdings' common stock is entitled.

         The voting power and rights to distributions of the Class B common stock shall be increased to equal that of Holdings' common stock upon a determination of the board of directors that the value of a share of common stock, taking into account prior distributions, is equal to $6.7315 plus an amount sufficient to generate an internal rate of return of 7.5% per year, compounded annually.





                                                                                Number of
                                                                                 Shares
                                                                               Underlying
                                                        Number of Shares       Exercisable                             Total
                        Name                          (excluding Options/        Options/                            Ownership
                        ----                               Warrants)            Warrants         Total Shares        Percentage
                                                      ---------------------  ----------------  ---------------      ------------
Simmons Holdings, LLC                                        19,030,131.18      1,653,703.24    20,683,834.42         76.62%
   c/o Fenway Partners, Inc
   152 West 57th Street
   New York, NY 10019
ESOP shares                                                   3,482,036.00                --     3,482,036.00         13.74%
   c/o State Street Bank & Trust Company
   225 Franklin Street
   Boston, MA 02110
SH Investment Limited, a Cayman Islands                       1,336,997.70                --     1,336,997.70          5.28%
    corporation
    P.O. Box 1111, West Wind Building,
   George Town, Grand Cayman, Cayman Islands(a)
Zenon S. Nie                                                    280,000.00        752,608.00     1,032,608.00 (b)      3.96%
Martin R. Passaglia                                             171,458.00         51,642.00       223,100.00 (b)        *
Jonathan C. Daiker                                               40,622.00        121,439.00       162,061.00 (b)        *
Robert K. Barton                                                140,181.00         54,017.00       194,198.00            *
Joseph Ulicny                                                    75,688.00         26,473.00       102,161.00 (b)        *
Peter Lamm                                                   19,030,131.18      1,653,703.24    20,683,834.42         76.62%
Richard C. Dresdale                                          19,030,131.18      1,653,703.24    20,683,834.42         76.62%
Mark R. Genender                                             19,030,131.18      1,653,703.24    20,683,834.42         76.62%
All directors and executive officers as a group
   (8 persons)                                               19,738,080.18      2,659,882.24    22,397,962.42         79.98%

*     Less than 1%.

         (a)      SH Investment Limited is an indirect wholly owned subsidiary of Investcorp S.A., a global investment firm whose address is 37 rue Notre-Dame, Luxumbourg. SIPCO Limited may be deemed to control Investcorp S.A. through its ownership of a majority of a company's stock that indirectly owns a majority of Investcorp S.A.'s shares. SIPCO
                  Limited's address is P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands.

         (b)      Subsequent to December 25, 1999, the employment of this executive officer has been terminated, and the shares of
                  Holdings common stock and options to purchase such common stock that were held by such officer have been repurchased or otherwise terminated.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SUBSCRIPTION AGREEMENTS

         Pursuant to the subscription agreements entered into in connection with the Recapitalization, Simmons Holdings, LLC purchased 19,030,131.18 shares of common stock of Holdings for $128.1 million. Under the subscription agreement with Simmons Holdings, LLC, Holdings agreed to indemnify and pay various expenses of Simmons Holdings, LLC and its affiliates and their advisors and consultants.

STOCKHOLDERS AGREEMENT

         In connection with the Recapitalization, we entered into a stockholders agreement with Holdings, Simmons Holdings, LLC, the ESOP, and the Investcorp group. In addition, we entered into a stockholders agreement with Simmons Holdings, LLC, Holdings and members of management. The stockholders agreements provide, among other things, that in the event that Simmons Holdings, LLC transfers to a non-affiliate sufficient common stock of Holdings that reduces its ownership percentage below 75% of the shares it acquired in the Recapitalization, the ESOP, the Investcorp group and the members of management may participate in the transfer in proportion to their holdings, referred to as tag-along rights. If Simmons Holdings, LLC sells at least 80% of the shares it acquired in the Recapitalization, it may require the ESOP, the Investcorp group and the members of management to participate in the transfer in proportion to their holdings, referred to as a drag-along right. In addition, the stockholders agreement with management provides, among other things, that:

         (1) except under specific conditions, members of management may not transfer their shares of common stock of Holdings; and

         (2) upon termination of employment of a member of management, Holdings and Simmons Holdings, LLC may purchase the shares of common stock owned by such employee and such employee may require Holdings to purchase such shares.

FENWAY ADVISORY AGREEMENT

         We, Holdings and Fenway entered into an advisory agreement effective upon consummation of the Recapitalization pursuant to which Fenway agreed to provide strategic advisory services to Holdings and us. In exchange for such services, Holdings and we agreed to pay Fenway the following:

         (1) annual management fees of 0.25% of net sales for the prior fiscal year;

         (2) fees in connection with the consummation of any acquisition transactions for Fenway's assistance in negotiating such transactions; and

         (3) fees and expenses, including legal and accounting fees and any out-of-pocket expenses incurred by Fenway in connection with providing services to Holdings and us.

         The annual management fees are subject to increase in the event of acquisitions. Holdings and we also agreed to indemnify Fenway under specific circumstances. In addition, pursuant to the advisory agreement, upon the consummation of the merger, Fenway received $5.1 million and approximately 379,000 shares of Holdings' Class B common stock. For a description of the Class B common stock, see "Principal Stockholders".

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Simmons Company and its subsidiaries are included in Part II, Item 8:

                  Report of Independent Accountants

                  Consolidated Balance Sheets at December 25, 1999 and December 26, 1998

                  Consolidated Statements of Operations for years ended December 25, 1999, December 26, 1998 and December 27, 1997

                  Consolidated Statement of Changes in Common Stockholders' Equity for the years ended December 25, 1999, December 26, 1998 and December 27, 1997

                  Consolidated Statements of Cash Flows for the years ended December 25, 1999, December 26, 1998 and December 27, 1997

                  Notes to consolidated financial statements

(a)(2)   Financial Statement Schedule

                  Schedule II - Valuation Account

(a)(3) The exhibits to this report are listed in section (c) of Item 14 below.

(b) The Company filed no reports on Form 8-K during the fourth quarter of its fiscal year ended December 25, 1999.

(c)      Exhibits:

Exhibit
Number   Exhibit Description
------   -------------------

         The following exhibits, except as specifically noted, are incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-76723) declared effective on September 9, 1999.

2.1 Agreement and Plan of Merger (the "Merger Agreement") dated July 16, 1998 by and among Simmons Company (the "Company"), Simmons Holdings, Inc. ("Simmons Holdings") and REM.

2.2      Amendment No. 1 to Merger Agreement dated as of September 22, 1998.

2.3      Amendment No. 2 to Merger Agreement dated as of October 26, 1998.

3.1      Certificate of Incorporation of the Company.

3.2      By-laws of the Company.

4.1 Indenture between the Company and SunTrust Bank, Atlanta, as Trustee, dated as of March 16, 1999.

10.1 ESOP Stock Sale and Exchange Agreement (the "ESOP Purchase Agreement") dated as of July 22, 1998 by and among Simmons Holdings, the Company, State Street Bank & Trust Company ("State Street"), solely in its capacity as trustee of the ESOP and REM.

10.2     Amendment No. 1 to ESOP Purchase Agreement dated as of September 25,
         1998.

10.3 1998 Stockholders' Agreement (the "1998 Stockholders' Agreement") dated as of October 29, 1998 among Simmons Holdings, the Company, Simmons Holdings, LLC ("Simmons Holdings, LLC"), Investcorp, and State Street, solely as trustee of the ESOP.

10.4 Joinder to 1998 Stockholders' Agreement dated as of October 29, 1998 by SH Investment Limited.

10.5 1998 Stockholders' Agreement dated as of October 29, 1998 by and among Simmons Holdings, Simmons Holdings, LLC and the Management Investors listed therein.

10.6 Credit and Guaranty Agreement (the "Credit and Guaranty Agreement") dated as of October 29, 1998, among the Company, Simmons Holdings and Certain Subsidiaries of the Company, as Guarantors, the financial institutions listed therein, as Lenders, Goldman Sachs Credit Partners L.P., as a Joint Lead Arranger and as Syndication Agent, Warburg Dillon Read LLC as a Joint Lead Arranger, and UBS A.G., Stamford Branch, as Administrative Agent.

10.7     First Amendment to Credit and Guaranty Agreement dated as of March 1,
         1999.

10.8 Advisory Agreement dated as of October 29, 1998 by and between Simmons Holdings, the Company and Fenway Partners, Inc.

10.9*    Simmons 1996 Management Stock Incentive Plan.

10.10*   Form of Stock Option Agreement.

10.11*   Form of Management Bonus Agreement.

10.12* 1999 Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended September 25, 1999.)

10.13* 1999 Stockholders' Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended September 25, 1999.)

10.14 Labor Agreement between the Company and The United Steel Workers, Local No. 425 for all employees at the Jacksonville, Florida plant of the Company excluding executives, sales employees, office workers, supervisors, inspectors, departmental coordinators or persons in any way identified with management for the period from October 16, 1997 to October 15, 2001.

10.15 Labor Agreement between the Company and The United Steel Workers, Local No. 422 for all production and maintenance employees at the Dallas, Texas plant of the Company excluding supervisors, foremen, factory clerks, office employees, time keepers, watchmen or persons in any way identified with management for the period from October 16, 1997 to October 15, 2001.

10.16 Labor Agreement between the Company and The United Steel Workers, Local No. 2401 for all production at the Atlanta, Georgia plant of the Company excluding office workers, supervisors, foremen, inspectors, watchmen, plant guards, departmental coordinators, carload checkers or persons in any way identified with management for the period from October 16, 1997 to October 15, 2001.

10.17 Labor Agreement between the Company and The United Steel Workers, Local No. 173 for all employees at the Shawnee, Kansas plant of the Company excluding executives, sales employees, office workers, supervisors, foremen, time keepers, mechanics or machinist for the period from April 23, 1997 to April 22, 1999.

10.18 Labor Agreement between the Company and The United Steel Workers, Local No. 515U for all employees at the Los Angeles, California plant of the Company excluding executives, sales employees, office workers, and supervisors for the period from October 16, 1997 to October 15, 2001.

10.19 Labor Agreement between the Company and The United Steel Workers, Local No. 420 for employees at the Piscataway, New Jersey plant of the Company excluding watchmen, office janitors, maintenance department employees, truck drivers, tool makers, machinists, supervisors, porters, matrons, main office, clerical, and maintenance helpers for the period of October 16, 1997 to October 15, 2001.

10.20 Labor Agreement between the Company and The United Steel Workers, Local No. 424 for all production employees at the Columbus, Ohio plant of the Company excluding executives, sales employees, office workers, timekeepers, watchmen, office janitors, maintenance department employees, truck drivers, foremen, supervisors, private chauffeurs, main office, clerical, and engine room and power plant employees for the period from October 16, 1997 to October 15, 2001.

10.21 Lease Agreement Concourse at Landmark Center between Concourse I, Ltd., as Landlord, and the Company, as Tenant, dated February 7, 1992.

10.22 Lease between Beaver Ruin Business Center-Phase V between St. Paul Properties, Inc., as Landlord, and the Company, as Tenant, dated October 19, 1994, as amended by Addendum to Lease, dated September 1, 1995.

10.23 Loan Agreement, dated as of November 1, 1982, between the City of Janesville, Wisconsin and the Company, as successor by merger to Simmons Manufacturing Company, Inc., relating to $9,700,000 City of Janesville, Wisconsin Industrial Development Revenue Bond, Series A.

10.24 Loan Agreement between the City of Shawnee and the Company relating to the Indenture of Trust between City of Shawnee, Kansas and State Street Bank and Trust Company of Missouri, N.A., as Trustee, dated December 1, 1996 relating to $5,000,000 Private Activity Revenue Bonds, Series 1996.

10.25 Loan Agreement dated December 12, 1997 between Simmons Caribbean Bedding, Inc. and Banco Santander Puerto Rico.

10.25A   English Language Summary of Appendix to Exhibit 10.25.

10.26 Securities Purchase Agreement, dated as of October 29, 1998 among the Company, Simmons Holdings and the Purchasers listed on Schedule I attached thereto.

10.27    Warrant to purchase 601,346.63 shares of common stock of Simmons
         Holdings.

10.28 Warrant to purchase 2,104,713.22 shares of common stock of Simmons Holdings dated October 29, 1998.

10.29 Escrow Agreement dated as of October 29, 1998 by and among Simmons Holdings, the Company, Simmons Holdings, LLC and Ropes & Gray, as Escrow agent.

10.30* Employment Agreement between the Company and Zenon S. Nie, dated as of November 25, 1993, as amended.

10.31* Employment Agreement between the Company and Martin R. Passaglia, dated as of June 29, 1998, as amended.

10.32* Employment Agreement between the Company and Jonathan C. Daiker, dated as of June 29, 1998, as amended.

10.33* Employment Agreement between the Company and Robert K. Barton, dated as of June 29, 1998, as amended.

10.34* Employment Agreement between the Company and Joseph Ulicny, dated as of June 29, 1998, as amended.

The following are exhibits included in this Form 10-K:

10.35* Employment Agreement between Simmons Holdings, Inc., the Company and Charles R. Eitel, dated as of January 4, 2000.

10.36* Employment Agreement between Simmons Holdings, Inc., the Company and Peter Brink, dated as of February 8, 2000.

10.37* Separation Agreement dated as of February 22, 2000 by and among Simmons Holdings, Inc., the Company and Zenon S. Nie.

10.38* Separation Agreement and General Release dated as of January 7, 2000 by and between the Company and Martin R. Passaglia.

10.39 Second Amendment to Credit and Guaranty Agreement dated as of March 22, 2000.

21       Subsidiaries of the Company.

27       Financial Data Schedule.

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

                                 SIMMONS COMPANY

             Signature                                   Title
By   /s/ Charles R. Eitel           Chairman of the Board of Directors, Chief        March 24, 2000
  -------------------------           Executive Officer and Director
         Charles R. Eitel               (Principal Executive Officer)

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934,  THIS REPORT HAS BEEN SIGNED
BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE SIMMONS COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

By   /s/ Charles R. Eitel          Chairman of the Board of Directors, Chief         March 24, 2000
  -------------------------           Executive Officer and Director
         Charles R. Eitel               (Principal Executive Officer)

    /s/ Peter Brink                Executive Vice President--Chief                   March 24, 2000
  -------------------------           Operations Officer and Director
        Peter Brink

   /s/ Roger W. Franklin           Interim Chief Financial Officer                   March 24, 2000
  -------------------------           (Principal Financial and Accounting
       Roger W. Franklin                Officer)


  /s/ Peter Lamm                    Director                                         March 24, 2000
 --------------------------
      Peter Lamm

  /s/ Richard C. Dresdale            Director                                        March 24, 2000
 ---------------------------
      Richard C. Dresdale

  /s/ Mark R. Genender               Director                                        March 24, 2000
 ---------------------------
      Mark R. Genender


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    SCHEDULE

         YEAR ENDED DECEMBER 25, 1999, YEAR ENDED DECEMBER 26, 1998, AND
                          YEAR ENDED DECEMBER 27, 1997

                   FORMING A PART OF ANNUAL REPORT PURSUANT TO
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                                    FORM 10-K

                                       OF

                                 SIMMONS COMPANY



                                 SIMMONS COMPANY

                         SCHEDULE II - VALUATION ACCOUNT

                   Col. A                           Col. B             Col. C              Col. D             Col. E
---------------------------------------------  ------------------ ------------------  -----------------  ------------------
                                                  Balance at                                                Balance at
                                                 Beginning of                                                 End of
                Description                         Period            Additions          Deductions           Period
---------------------------------------------  ------------------ ------------------  -----------------  ------------------
                                                                             (in thousands)
Fiscal year ended December 25, 1999                 $4,177             $7,597             $8,325              $3,449
     Allowance for doubtful accounts
Fiscal year ended December 26, 1998                 $3,938             $   75             $ (164)             $4,177
     Allowance for doubtful accounts