Form 10-Q
period 2000-03-25
SIMMONS CO /GA/
filed 2000-05-09
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 25, 2000

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

         Commission file number   333-76723
                                  ---------

                                 SIMMONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      06-1007444
----------------------------                     ----------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

ONE CONCOURSE PARKWAY, SUITE 600, ATLANTA, GEORGIA           30328
--------------------------------------------------   --------------------
     (Address of principal executive offices)             (Zip Code)

         Registrant's telephone number, including area code    (770) 512-7700
                                                           ------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         The number of shares of the registrant's common stock outstanding as of May 9, 2000 was 31,964,452.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                 (in thousands)
                                   (Unaudited)

                                                                                          Quarter Ended
                                                                          --------------------------------------------
                                                                                  March 25,              March 27,
                                                                                     2000                  1999
                                                                                  ---------              --------

Net sales                                                                          $144,636              $146,348
     Cost of products sold                                                           83,843                85,586
                                                                                  ---------              --------
Gross margin                                                                         60,793                60,762

Operating expenses:
     Selling, general and administrative expenses                                    56,088                55,192
     ESOP expense                                                                     1,990                 1,792
     Management compensation-severance related                                        3,777                     -
     Amortization of intangibles                                                      1,908                 1,906
                                                                                  ---------              --------
                                                                                     63,763                58,890
                                                                                  ---------              --------
Operating (loss) income                                                              (2,970)                1,872

     Interest expense, net                                                            8,399                 7,941
     Other expense, net                                                                 889                   521
                                                                                  ---------              --------
          Income (loss) before income taxes and
               extraordinary item                                                   (12,258)               (6,590)
Benefit for income taxes                                                              8,212                 2,110
                                                                                  ---------              --------
     Loss before extraordinary item                                                  (4,046)               (4,480)
Extraordinary loss from early extinguishment
     of debt, net of income tax benefit of $1,095                                         -                 2,173
                                                                                  ---------              --------
Net loss                                                                             (4,046)               (6,653)
                                                                                  ---------              --------

Other comprehensive loss:
     Foreign currency translation adjustment                                              1                    20
                                                                                  ---------              --------
Comprehensive loss                                                                $  (4,045)             $ (6,633)
                                                                                  =========              ========





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                       March 25,    December 25,
                                                         2000         1999*
                                                         ----         -----

ASSETS
Current assets:
     Cash and cash equivalents                         $  2,305     $  4,533
     Accounts receivable, less allowance for
           doubtful accounts of $4,256 and $3,449        75,286       74,326
     Inventories                                         20,151       19,164
     Deferred income taxes                                8,825        8,713
     Other current assets                                19,292       10,394
                                                       --------     --------
          Total current assets                          125,859      117,130
                                                       --------     --------

Property, plant and equipment, net                       51,317       52,863
Patents, net                                              5,871        6,570
Goodwill, net                                           173,976      175,185
Deferred income taxes                                    19,831       18,778
Long-term receivables                                    11,038       22,220
Assets of acquired business                              15,180            -
Other assets                                             12,974       13,354
                                                       --------     --------
                                                       $416,046     $406,100
                                                       ========     ========













* Derived from the Company's 1999 audited Consolidated Financial Statements.







         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                         March 25,     December 25,
                                                            2000          1999*
                                                            ----          -----

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                $     799      $     799
     Accounts payable                                       18,692         15,984
     Accrued advertising and incentives                     26,603         15,413
     Accrued interest                                        2,187          7,098
     Other accrued expenses                                 24,476         20,205
                                                         ---------      ---------
          Total current liabilities                         72,757         59,499

Noncurrent liabilities:
     Long-term debt                                        333,101        333,184
     Other noncurrent liabilities                           20,535         19,445
                                                         ---------      ---------
          Total liabilities                                426,393        412,128
                                                         ---------      ---------

Commitments and contingencies
Redemption Obligation--ESOP, net of related unearned
     compensation of $4,731 and $6,180                      18,753         17,304
Common stockholders' deficit:
     Common stock, $.01 par value; 50,000 shares
          authorized; 31,964 issued and outstanding            320            320
     Accumulated deficit                                   (29,377)       (23,608)
     Accumulated other comprehensive loss                      (43)           (44)
                                                         ---------      ---------
          Total common stockholders' deficit               (29,100)       (23,332)
                                                         ---------      ---------
                                                         $ 416,046      $ 406,100
                                                         =========      =========





* Derived from the Company's 1999 audited Consolidated Financial Statements.






         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                        Quarter Ended
                                                                  ------------------------
                                                                  March 25,      March 27,
                                                                     2000           1999
                                                                  ---------      ---------
Cash flows from operating activities:
Net loss                                                          $  (4,046)     $  (6,653)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                               4,555          4,396
          ESOP expense                                                1,990          1,792
          Extraordinary loss                                              -          1,961
          Provision for bad debts                                       650            649
          Provision for deferred income taxes                        (1,165)        (1,334)
          Other, net                                                    483            566
Net changes in operating assets and liabilities:
          Accounts receivable                                        (4,124)        (4,840)
          Inventories                                                  (987)          (668)
          Other assets                                              (10,389)          (418)
          Accounts payable                                            2,708        (13,668)
          Accrued liabilities                                        11,640          6,481
                                                                  ---------      ---------
          Net cash provided by (used in) operating activities         1,315        (11,736)
                                                                  ---------      ---------

Cash flows from investing activities:
          Purchases of property, plant and equipment, net            (1,101)        (1,374)
                                                                  ---------      ---------
Net cash used in investing activities                                (1,101)        (1,374)
                                                                  ---------      ---------

Cash flows from financing activities:
     Distribution to Simmons Holdings                                (2,264)             -
     Payments on Senior Credit Facility                                   -        (23,972)
     Proceeds of 10.25% Senior Subordinated
          Notes due 2009                                                  -        150,000
     Payments on Senior Bridge Loans                                      -        (75,000)
     Payments on Junior Simmons Notes                                     -        (30,391)
     Payments on other long-term debt                                   (83)           (57)
     Payments of financing costs                                        (96)        (4,788)
                                                                  ---------      ---------
          Net cash provided by financing activities                  (2,443)        15,792
                                                                  ---------      ---------

Net effect of exchange rate changes on cash                               1             20
                                                                  ---------      ---------

Change in cash and cash equivalents                                  (2,228)         2,702
Cash and cash equivalents, beginning of period                        4,533          6,004
                                                                  ---------      ---------
Cash and cash equivalents, end of period                          $   2,305      $   8,706
                                                                  =========      =========

Supplemental cash flow information:
     Acquisition of business in exchange for receivables          $  15,449      $       -
                                                                  =========      =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

         For purposes of this report the "Company" refers to Simmons Company and its subsidiaries, collectively. The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). The accompanying unaudited condensed consolidated financial statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company at March 25, 2000, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and accompanying notes. Operating results for the period ended March 25, 2000, are not necessarily indicative of future results that may be expected for the year ending December 30, 2000.

2.       Inventories

         A summary of inventory follows (amounts in thousands):

                                                  March 25,      December 25,
                                                    2000           1999
                                                  -------         -------

            Raw materials                         $13,114         $11,664
            Work in progress                        1,330           1,357
            Finished goods                          5,707           6,143
                                                  -------         -------
                                                  $20,151         $19,164
                                                  =======         =======

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)
--------------------------------------------------------------------------------

3.       Long-Term Debt

         A summary of long-term debt follows (amounts in thousands):

                                                            March 25,      December 25,
                                                               2000           1999
                                                            ---------      ---------

             Senior Credit Agreement:
                  Revolving Loan Facility                   $       -      $       -
                  Tranche A Term Loan                          48,607         48,607
                  Tranche B Term Loan                          68,657         68,657
                  Tranche C Term Loan                          48,764         48,764
             Industrial Revenue Bonds, 7.00%, due 2017          9,700          9,700
             Industrial Revenue Bonds, 3.95%, due 2016          4,800          4,800
             Banco Santander Loan, 8.09%                        2,915          2,969
             10.25% Series Subordinated Notes due 2009        150,000        150,000
             Other, including capital lease obligations           457            486
                                                            ---------      ---------
                                                              333,900        333,983
             Less current portion                                (799)          (799)
                                                            ---------      ---------
                                                            $ 333,101      $ 333,184
                                                            =========      =========


         The Senior Credit Agreement provides for loans of up to $270.0 million, consisting of a Term Loan Facility of $190.0 million and a Revolving Loan Facility of $80.0 million. Following the prepayments made from the proceeds of a private offering of 10.25% Series B Senior Subordinated Notes due 2009, the Term Loan Facility was reduced to approximately $166.0 million. Our indebtedness under the Senior Credit Agreement bears interest at a floating rate, generally based on LIBOR, is guaranteed by Simmons Holdings and one of our current domestic subsidiaries and is collateralized by substantially all of our assets.

         The interest rates per annum in effect at March 25, 2000 for the Tranche A term, Tranche B term and Tranche C term loans were 8.75%, 9.25% and 9.50%, respectively.

         The use of interest rate risk management instruments, such as collars, is required under the terms of the Senior Credit Facility. The Company has developed and implemented a policy to maintain the percentage of fixed and variable debt within certain parameters. Through the use of collars the Company limits its exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates. At March 25, 2000, the amount covered by collars was $95.0 million, with effective interest rates between 5.75% and 9.50%. The estimated fair value of these collars at March 25, 2000 was approximately $1.3 million. While collars represent an integral part of the Company's interest rate risk management program, their impact on interest expense for the quarter ended March 25, 2000 was not significant.

         At March 25, 2000, the amount under the Revolving Credit Facility that was available to be drawn was $79.8 million, after giving effect to $0.2 million that was reserved for the

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)
--------------------------------------------------------------------------------

Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the Revolving Credit Facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the Revolving Credit Facility to fund acquisitions and capital expenditures.

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

         The Senior Credit Facility requires the Company to maintain certain financial ratios including fixed-charge, cash interest coverage and leverage ratios. The Senior Credit Facility also contains covenants which, among other things, limit capital expenditures, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. At March 25, 2000, the Company was in compliance with these financial covenants.

         On September 9, 1999, we issued 10.25% Series B Senior Subordinated Notes due 2009 (the "New Notes") in exchange for all Notes, pursuant to an exchange offer whereby holders of the Notes received New Notes which have been registered under the Securities Act of 1933, as amended, but are otherwise identical to the Notes.

         Future maturities of long-term obligations as of March 25, 2000 are as follows:

                 2000...............................         $    716
                 2001...............................            1,617
                 2002...............................           15,472
                 2003...............................           16,779
                 2004...............................           21,713
                 Thereafter.........................          277,603
                                                             --------
                                                             $333,900
                                                             ========

         The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities except for the 10.25% Series B Senior Subordinated Notes due 2009 which are at quoted market values. The fair value of the Company's 10.25% Series B Senior Subordinated Notes due 2009 was $131,625 at March 25, 2000. All other long-term debt approximates the carrying value at March 25, 2000.

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)
--------------------------------------------------------------------------------

4.       Recent Developments

         On January 21, 2000, one of our wholly-owned subsidiaries, Gallery Corp. ("Gallery"), acquired substantially all of the retail store locations and other assets of H&H Sleep Centers, Inc. ("H&H") and CBMC Corp. ("CBMC"). H&H and CBMC had previously operated retail stores in the Los Angeles, Orange County and San Diego, California areas, selling primarily mattresses and related bedding products. Through Gallery, we acquired the H&H and CBMC assets in resolution of those companies' outstanding debt obligations to us, and our assumption of certain other liabilities of H&H and CBMC for a purchase price of $15.5 million including transaction expenses. As a result of these transactions, Gallery is currently operating approximately 40 retail locations in Southern California previously owned by H&H and CBMC.

         The results of operations of Gallery totaled a loss of $0.3 million for the period from the acquisition date to March 25, 2000. Such loss is included in other expense, net in the Condensed Consolidated Statement of Operations. Pro forma results had Gallery been acquired at the beginning of the quarter did not differ significantly from actual results. Pro forma results had the business been acquired at the beginning of 1999 are not determinable.

         Management has announced its intention to dispose of Gallery and any other retail operations subsequently acquired to a third party entity. We are currently formulating our plan of disposition.

         The eventual recovery of our investment in this business or other retail businesses subsequently acquired is dependent upon the ability of the operations to achieve improvements sufficient to generate profitable operations and positive cash flows. We currently believe that such improvements are achievable, based upon our expertise in bedding manufacturing and distribution, our knowledge of this business' markets, and its established presence in its market.

Pending Customer Transaction

         A customer is indebted to us in an amount approximating $5.8 million, relating to notes and trade receivables. We have included in long-term receivables at March 25, 2000 and December 25, 1999, amounts of $5.8 million and $4.2 million, respectively, related to this customer. We are currently pursuing an acquisition of this customer at an amount equal to the fair market value of the business less obligations owed to us. We believe the collateral value of this customer's business exceeds the net amount of the receivable; however, the results and timing of any eventual transaction is uncertain. We have received a preliminary independent third party appraisal of the value of this customer. The appraisal indicates a value that exceeds the net amount of obligations owed to us. The eventual recovery of our investment in this business is dependent upon the ability of the operations to achieve improvements sufficient to generate profitable operations and positive cash flows. We currently believe that such improvements are achievable, based upon our expertise in bedding manufacturing and distribution, our knowledge of this business' markets, and its established presence in its market.

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)
--------------------------------------------------------------------------------

Acquisition - United Sleep Products

         Effective April 19, 2000 we have terminated negotiations with United Sleep Products and have no current plans to pursue the acquisition. We will continue to consider other available options.

Organizational Changes - Severance Arrangements

         During January 2000, Charles R. Eitel, our new Chairman and Chief Executive Officer, completed an assessment of the effectiveness of the Company's organizational structure and in early February 2000, we undertook an enterprise-wide management reorganization to reflect a new management structure going forward. The management reorganization resulted in the termination of 14 management employees. During February 2000, we recorded non-recurring severance expense of $3.8 million, including compensation expense related to vested stock option cancellations. In addition, in connection with Simmons Holding's repurchase of Simmons Holdings common stock from former management employees, we have accrued $2.3 million in distributions payable to Simmons Holdings.

5.       Accounting Pronouncements

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

      Management's Discussion and Analysis of Financial Condition and
                     Results of Operations - Continued
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended March 25, 2000 as Compared to Quarter Ended March 27, 1999

         Net Sales. Net sales for the quarter ended March 25, 2000 declined 1.2%, or $1.7 million, to $144.6 million in 2000 from $146.3 million in 1999. The decline was due primarily to a 5.6%, or $8.2 million, decline in bedding unit sales volume, offset, in part, by a 5.3%, or $7.1 million, increase in bedding average unit selling price. The decline in unit shipments is primarily attributable to a shift in product mix toward higher price point products and closeout of the old Beautyrest(R) product lines. The increase in bedding average unit selling price is primarily attributable to sales of higher price products, particularly in the rollout of the new 2000 Beautyrest(R) line.

         The successful rollout of the Beautyrest 2000 product line continued in April 2000 as evidenced by a 20.7% increase in total orders and a 12.2% increase in total shipments compared to April 1999.

         Cost of Products Sold. As a percentage of net sales, cost of products sold for the quarter ended March 25, 2000 decreased 0.5 percentage points to 58.0% in 2000 from 58.5% in 1999. Our gross margin improvement for the quarter reflects the shift in product mix toward higher price point products and raw material cost efficiencies.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the quarter ended March 25, 2000 increased 1.1 percentage points to 38.8% in 2000 from 37.7% in 1999. We attribute this increase to an increase in cooperative advertising and promotion costs as we rollout the new 2000 Beautyrest(R) product line and higher distribution expenses due to higher fuel costs.

         ESOP Expense. ESOP expense increased to $2.0 million for the quarter ended March 25, 2000 from $1.8 million for the quarter ended March 25, 1999. We attribute this increase to an increase in the estimated value of the shares subject to the Simmons ESOP in 2000.

         Management Compensation--Severance Related. In connection with the termination of certain senior executives, we incurred costs in 2000 of $3.8 million consisting of:

         (1) $2.4 million related to the severance provisions contained in certain executive employment agreements and other severance agreements; and
         (2) $1.4 million related to the cancellation of vested compensatory incentive stock options.

         Amortization of Intangibles. Amortization of intangibles for the quarter remained relatively stable at approximately $1.9 million.

         Interest Expense, Net. Interest expense, net increased $0.5 million to $8.4 million for the quarter ended March 25, 2000 from $7.9 million for the quarter ended March 27, 1999 due primarily to increased amortization of deferred financing costs and higher interest rates on our senior debt obligations.

        Management's Discussion and Analysis of Financial Condition and
                     Results of Operations - Continued
--------------------------------------------------------------------------------

         Other Expense, Net. Other expense, net increased to $0.9 million for the quarter ended March 25, 2000 from $0.5 million for the quarter ended March 27, 1999. This increase was attributable to a $0.3 million operating loss from a retail business acquired and $0.1 million from an increase in management advisory service fees paid to Fenway Partners.

         Benefit for Income Taxes. Our effective tax rates of 67.0% and 32.0% for the quarters ended March 25, 2000 and March 27, 1999 differ from the federal statutory rate primarily because of non tax-deductible amortization of goodwill. During the first quarter ended March 25, 2000, we recorded a current tax benefit of $7.1 million included in other current assets. We expect this current tax asset to be utilized as we recognize tax expense during the remainder of 2000.

         Net Income. For the reasons set forth above, we incurred a net loss of $4.0 million for the quarter ended March 25, 2000 compared to $6.7 million for the quarter ended March 27, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of cash to fund liquidity needs is net cash provided by operating activities and availability under our senior credit facility. Our primary use of funds consists of payments of principal and interest, capital expenditures, severance and equity related repurchases.

         Our operating activities provided cash of $1.3 million in the first three months of 2000 compared to $11.7 million used in the first three months of 1999. The difference is due primarily to the timing of payments of accounts payable and accrued liabilities, offset, in part, by the timing of accounts receivable collections.

         Our capital expenditures totaled $1.2 million for the three months ended March 25, 2000. These capital expenditures consisted primarily of normal recurring capital expenditures. We expect to spend an aggregate of approximately $12.5 million for capital expenditures in 2000. We believe that annual capital expenditure limitations in our Senior Credit Facility and the indenture related to our 10.25% Series B Senior Subordinated Notes due 2009 will not significantly inhibit us from meeting our ongoing capital expenditure needs.

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

       Management's Discussion and Analysis of Financial Condition and
                     Results of Operations - Continued
--------------------------------------------------------------------------------

         As of March 25, 2000, we had no borrowings and $79.8 million available under our revolving credit facility. As of March 25, 2000, we were in compliance with the financial covenants contained in all of our credit facilities.

RECENT DEVELOPMENTS

         Acquisition

         On January 21, 2000, one of our wholly-owned subsidiaries, Gallery Corp. ("Gallery"), acquired substantially all of the retail store locations and other assets of H&H Sleep Centers, Inc. ("H&H") and CBMC Corp. ("CBMC"). H&H and CBMC had previously operated retail stores in the Los Angeles, Orange County and San Diego, California areas, selling primarily mattresses and related bedding products. Through Gallery, we acquired the H&H and CBMC assets in resolution of those companies' outstanding debt obligations to us, and our assumption of certain other liabilities of H&H and CBMC for a purchase price of $15.5 million including transaction expenses. As a result of these transactions, Gallery is currently operating approximately 40 retail locations in Southern California previously owned by H&H and CBMC.

         The results of operations of Gallery totaled a loss of $0.3 million for the period from the acquisition date to March 25, 2000. Such loss is included in other expense, net in the Condensed Consolidated Statement of Operations. Pro forma results had Gallery been acquired at the beginning of the quarter did not differ significantly from actual results. Pro forma results had the business been acquired at the beginning of 1999 are not determinable.

         Management has announced its intention to dispose of Gallery and any other retail operations subsequently acquired to a third party entity. We are currently formulating our plan of disposition.

         The eventual recovery of our investment in this business or other retail businesses subsequently acquired is dependent upon the ability of the operations to achieve improvements sufficient to generate profitable operations and positive cash flows. We currently believe that such improvements are achievable, based upon our expertise in bedding manufacturing and distribution, our knowledge of this business' markets, and its established presence in its market.

Pending Customer Transaction

         A customer is indebted to us in an amount approximating $5.8 million, relating to notes and trade receivables. We have included in long-term receivables at March 25, 2000 and December 25, 1999, amounts of $5.8 million and $4.2 million, respectively, related to this customer. We are currently pursuing an acquisition of this customer at an amount equal to the fair market value of the business less obligations owed to us. We believe the collateral value of this customer's business exceeds the net amount of the receivable; however, the results and timing of any eventual transaction are uncertain. We have received a preliminary independent third party appraisal of the value of this customer. The appraisal indicates a value that exceeds the net amount of obligations owed to us. The eventual recovery of our investment in this business is dependent upon the ability of the operations to achieve improvements sufficient to

       Management's Discussion and Analysis of Financial Condition and
                      Results of Operations - Continued
--------------------------------------------------------------------------------

generate profitable operations and positive cash flows. We currently believe that such improvements are achievable, based upon our expertise in bedding manufacturing and distribution, our knowledge of this business' markets, and its established presence in its market.

Acquisition - United Sleep Products

         Effective April 19, 2000 we have terminated negotiations with United Sleep Products and have no current plans to pursue the acquisition. We will continue to consider other available options.

Organizational Changes - Severance Arrangements

         During January 2000, Charles R. Eitel, our new Chairman and Chief Executive Officer, completed an assessment of the effectiveness of the Company's organizational structure and in early February 2000, we undertook an enterprise-wide management reorganization to reflect a new management structure going forward. The management reorganization resulted in the termination of 14 management employees. During February 2000, we recorded non-recurring severance expense of $3.8 million, including compensation expense related to vested stock option cancellations. In addition, in connection with Simmons Holding's repurchase of Simmons Holdings common stock from former management employees, we have accrued $2.3 million in distributions payable to Simmons Holdings.

SEASONALITY

         Our volume of sales is somewhat seasonal, with sales generally lower during the first quarter of each year than in the remaining three quarters of the year. Historically, our working capital borrowings have increased during the first half of each year and have decreased in the second half of each year. We also experience a seasonal fluctuation in profitability, with our gross profit percentage during the first quarter of each year slightly lower than the gross profit percentages obtained in the remaining part of the year. We believe that seasonality of profitability is a factor that affects the conventional bedding industry generally and that it is primarily due to retailers' emphasis in the first quarter on price reductions and promotional bedding and manufacturers' emphasis on close-outs of the prior year's product lines. These two factors together result in lower profit margins.

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

        Management's Discussion and Analysis of Financial Condition and
                      Results of Operations - Continued
--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements. The words "intend," "believe," "plan," "expect," "anticipate," and similar expressions identify forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, those contained under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Recent Developments" and "Liquidity and Capital Resources" and may relate to anticipated revenues, income or loss, expenses, capital expenditures, plans for future operations, financing needs or plans and plans relating to products and services of the Company.

         Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Several factors could cause actual results to differ materially from those anticipated by the forward-looking statements, such as those detailed in connection with the specific forward-looking statement, as well as, generally, consumer spending and debt levels, continuity of relationships with and purchases by major customers, product mix, competitive pressure on sales and pricing, and increases in material or production cost which cannot be recouped in product pricing. Other factors are set forth herein and in other materials filed by the Company from time to time with the Securities and Exchange Commission.

        Management's Discussion and Analysis of Financial Condition and
                       Results of Operations - Continued
--------------------------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Information relative to our market risk sensitive instruments by major category at December 25, 1999 is presented under Item 7a of our Annual Report on Form 10-K for the fiscal year ended December 25, 1999. During the first quarter ended March 25, 2000 there has been no material change to this disclosure.

Interest Rate Risk

         Since our obligations under the Senior Credit Facility bear interest at floating rates, we are sensitive to changes in prevailing interest rates. We use derivative instruments to manage our long-term debt interest rate exposure, rather than for trading purposes. A 10% increase or decrease in market interest rates that effect our interest rate derivative instruments would not have a material impact on earnings during the next fiscal year.

PART II  -    OTHER INFORMATION

Item 1.       Legal Proceedings.

              See Note 5 to the Condensed Consolidated Financial Statements,
              Part I, Item 1 included herein.

Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits

                    27.0  Financial Data Schedule

              (b)   Reports on Form 8-K

                    On January 5, 2000, the Company filed with the Commission a Form 8-K dated January 4, 2000 which reported under Item 5 the Press Release dated January 4, 2000 announcing Charles
                    R. Eitel succeeding Zenon S. Nie as Chairman and Chief Executive Officer.

                    On February 4, 2000, the Company filed with the Commission a Form 8-K dated February 4, 2000 which reported under Item 2 the Press Release dated January 21, 2000 announcing the Company's acquisition of substantially all the retail store locations and other assets of H&H Sleep Centers, Inc. and CBMC Corporation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Simmons Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 SIMMONS COMPANY

By:       /s/ WILLIAM S. CREEKMUIR
      ---------------------------------------------
              William S. Creekmuir
      Executive Vice President-Chief Financial Officer

Date: May 9, 2000