Form 10-Q
period 2000-06-24
SIMMONS CO /GA/
filed 2000-08-07
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 24, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________ to __________

    Commission file number 333-76723
                           ---------

                                 SIMMONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    06-1007444
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

One Concourse Parkway, Suite 600, Atlanta, Georgia              30328-5369
--------------------------------------------------        ----------------------
     (Address of principal executive offices)                   (Zip Code)

    Registrant's telephone number, including area code        (770) 512-7700
                                                          ----------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    The number of shares of the registrant's common stock outstanding as of August 7, 2000 was 31,964,452.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                 (in thousands)
                                   (Unaudited)

                                                          Quarter Ended                  Six Months Ended
                                                          -------------                  ----------------
                                                     June 24,        June 26,        June 24,        June 26,
                                                       2000            1999            2000            1999
                                                       ----            ----            ----            ----
Net sales                                           $ 183,269       $ 147,689       $ 327,905       $ 294,037
  Cost of products sold                               103,098          83,901         186,941         169,487
                                                    ---------       ---------       ---------       ---------
Gross margin                                           80,171          63,788         140,964         124,550
Operating expenses:
  Selling, general and administrative expenses         71,130          54,260         127,360         109,452
  ESOP expense                                          1,674           1,793           3,664           3,585
  Management compensation-severance related                --              --           3,777              --
  Amortization of intangibles                           2,096           1,908           4,131           3,814
                                                    ---------       ---------       ---------       ---------
                                                       74,900          57,961         138,932         116,851
                                                    ---------       ---------       ---------       ---------
Operating income                                        5,271           5,827           2,032           7,699
  Interest expense, net                                 8,749           7,957          17,309          16,017
  Other expense, net                                      443             457             902             859
                                                    ---------       ---------       ---------       ---------
    Loss before income taxes and
      extraordinary item                               (3,921)         (2,587)        (16,179)         (9,177)
Income tax benefit                                      7,108           1,872          15,320           3,982
                                                    ---------       ---------       ---------       ---------
  Income (loss) before extraordinary item               3,187            (715)           (859)         (5,195)
Extraordinary loss from early extinguishment
  of debt, net of income tax benefit of $1,095             --              --              --           2,173
                                                    ---------       ---------       ---------       ---------
Net income (loss)                                       3,187            (715)           (859)         (7,368)
                                                    ---------       ---------       ---------       ---------

Other comprehensive income (loss):
  Foreign currency translation adjustment                  (8)             20              (7)             40
                                                    ---------       ---------       ---------       ---------
Comprehensive income (loss)                         $   3,179       $    (695)      $    (866)      $  (7,328)
                                                    =========       =========       =========       =========



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                          June 24,  December 25,
                                                            2000       1999*
                                                            ----       -----

ASSETS
Current assets:
  Cash and cash equivalents                               $  2,209    $  4,533
  Accounts receivable, less allowance for
    doubtful accounts of $6,200 and $3,449                 104,217      74,326
  Inventories                                               23,856      19,164
  Deferred income taxes                                      7,276       8,713
  Current tax benefit                                       13,634          --
  Other current assets                                      12,802      10,394
                                                          --------    --------
    Total current assets                                   163,994     117,130
                                                          --------    --------

Property, plant and equipment, net                          52,206      52,863
Patents, net                                                 5,172       6,570
Goodwill, net                                              187,850     175,185
Deferred income taxes                                       22,020      18,778
Long-term receivables                                        3,998      22,220
Other assets                                                12,096      13,354
                                                          --------    --------
                                                          $447,336    $406,100
                                                          ========    ========



* Derived from the Company's 1999 audited Consolidated Financial Statements.



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                          June 24,  December 25,
                                                            2000       1999*
                                                            ----       -----

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt                    $  1,213   $    799
  Bank overdrafts                                            2,843         --
  Accounts payable                                          27,692     15,984
  Accrued advertising and incentives                        30,172     15,413
  Other accrued expenses                                    26,538     27,303
                                                          --------   --------
    Total current liabilities                               88,458     59,499

Long-term debt                                             342,112    333,184
Other non-current liabilities                               22,386     19,445
                                                          --------   --------
  Total liabilities                                        452,956    412,128
                                                          --------   --------

Commitments and contingencies
Redemption obligation--ESOP, net of related unearned
  compensation of $3,511 and $6,180                         19,973     17,304
Common stockholders' deficit:
  Common stock, $.01 par value; 50,000 shares
    authorized; 31,964 issued and outstanding                  320        320
  Paid-in-capital                                              455         --
  Accumulated deficit                                      (26,317)   (23,608)
  Accumulated other comprehensive loss                         (51)       (44)
                                                          --------   --------
    Total common stockholders' deficit                     (25,593)   (23,332)
                                                          --------   --------
                                                          $447,336   $406,100
                                                          ========   ========



* Derived from the Company's 1999 audited Consolidated Financial Statements.



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                          ----------------------
                                                           June 24,    June 26,
                                                             2000        1999
                                                             ----        ----

Cash flows from operating activities:
Net loss                                                   $   (859)  $  (7,368)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                             9,477       9,002
    ESOP expense                                              3,665       3,584
    Non-cash portion of extraordinary loss                       --       2,173
    Provision for doubtful accounts                           5,988       1,302
    Provision for deferred income taxes                      (1,805)     (4,265)
    Non-cash interest expense                                   892         742
Net changes in operating assets and liabilities:
    Accounts receivable                                     (30,310)    (11,449)
    Inventories                                              (4,692)        (97)
    Other current assets                                    (16,042)        459
    Accounts payable                                         11,708     (13,654)
    Accrued liabilities                                      13,994      11,293
    Other, net                                                  961      (5,670)
                                                           --------   ---------
    Net cash used in operating activities                    (7,023)    (13,948)
                                                           --------   ---------
Cash flows from investing activities:
  Purchases of property, plant and equipment, net            (4,689)     (5,382)
                                                           --------   ---------
Net cash used in investing activities                        (4,689)     (5,382)
                                                           --------   ---------
Cash flows from financing activities:
  Distribution to Simmons Holdings                           (2,391)         --
  Proceeds (payments) of Senior Credit Facility, net          9,500     (23,972)
  Proceeds from Senior Subordinated Notes                        --     150,000
  Payments on Senior Bridge Loans                                --     (75,000)
  Payments on Junior Simmons Notes                               --     (30,391)
  Payments on other long-term debt                             (158)       (133)
  Payments of financing costs                                  (399)     (4,913)
  Bank overdrafts                                             2,843          --
                                                           --------   ---------
    Net cash provided by financing activities                 9,395      15,591
                                                           --------   ---------
Net effect of exchange rate changes on cash                      (7)         40
                                                           --------   ---------
Change in cash and cash equivalents                          (2,324)     (3,699)
Cash and cash equivalents, beginning of period                4,533       6,004
                                                           --------   ---------
Cash and cash equivalents, end of period                   $  2,209   $   2,305
                                                           ========   =========
Supplemental cash flow information:
  Acquisition of business in exchange for receivables      $ 15,449   $      --
                                                           ========   =========



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
       Consolidated Statements of Changes in Common Stockholders' Deficit
                      (in thousands, except share amounts)

                                                                                                       Accumulated        Total
                                                                           Additional                     Other           Common
                                                 Common        Common       Paid-In      Accumulated   Comprehensive   Stockholders'
                                                 Shares        Stock        Capital        Deficit        Income          Deficit
                                               ----------      ------      ----------    -----------   -------------   -------------
Balance at December 26, 1998                   31,964,432       $320       $    --        $(12,535)       $(86)          $(12,301)
Net loss                                               --         --            --          (9,129)         --             (9,129)
Other comprehensive income:
  Change in foreign currency
    translation                                        --         --            --              --          42                 42
Excess of ESOP expense at fair
  market value over cost                               --         --         1,949              --          --              1,949
Distribution to Holdings                               --         --        (1,949)         (1,944)         --             (3,893)
                                               ----------       ----       -------        --------        ----           --------
Balance at December 25, 1999                   31,964,432        320            --         (23,608)        (44)           (23,332)

Net loss                                               --         --            --            (859)         --               (859)
Other comprehensive income:
  Change in foreign currency
    translation                                        --         --            --              --          (7)                (7)
Excess of ESOP expense at fair
  market value over cost                               --         --           996              --          --                996
Distribution to Holdings                               --         --          (541)         (1,850)         --             (2,391)
                                               ----------       ----       -------        --------        ----           --------
Balance at June 24, 2000 (unaudited)           31,964,432       $320       $   455        $(26,317)       $(51)          $(25,593)
                                               ==========       ====       =======        ========        ====           ========



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. Basis of Presentation

   For purposes of this report the "Company" refers to Simmons Company and its subsidiaries, collectively. The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). The accompanying unaudited condensed consolidated financial statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company at June 24, 2000, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. These unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended December 25, 1999. Operating results for the period ended June 24, 2000, are not necessarily indicative of future results that may be expected for the year ending (53 weeks) December 30, 2000. Certain reclassifications of previously reported financial information were made to conform to the current presentation.

2. Inventories

   A summary of inventory follows (amounts in thousands):

                                                    June 24,   December 25,
                                                      2000         1999
                                                      ----         ----

   Raw materials                                    $14,854      $11,664
   Work in progress                                   1,731        1,357
   Finished goods                                     7,271        6,143
                                                    -------      -------
                                                    $23,856      $19,164
                                                    =======      =======

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)
--------------------------------------------------------------------------------

3. Long-Term Debt

   A summary of long-term debt follows (amounts in thousands):

                                                   June 24,       December 25,
                                                     2000             1999
                                                     ----             ----
   Senior Credit Agreement:
     Revolving Loan Facility                       $   9,500       $      --
     Tranche A Term Loan                              48,607          48,607
     Tranche B Term Loan                              68,657          68,657
     Tranche C Term Loan                              48,764          48,764
   Industrial Revenue Bonds, 7.00%, due 2017           9,700           9,700
   Industrial Revenue Bonds, 4.85%, due 2016           4,800           4,800
   Banco Santander Loan, 8.82%                         2,862           2,969
   10.25% Series Subordinated Notes due 2009         150,000         150,000
   Other, including capital lease obligations            435             486
                                                   ---------       ---------
                                                     343,325         333,983
   Less current portion                               (1,213)           (799)
                                                   ---------       ---------
                                                   $ 342,112       $ 333,184
                                                   =========       =========

   The Senior Credit Agreement provides for loans of up to $270.0 million, consisting of a Term Loan Facility of $190.0 million and a Revolving Loan Facility of $80.0 million. Following the prepayments made from the proceeds of a private offering of 10.25% Series B Senior Subordinated Notes due 2009, the Term Loan Facility was reduced to approximately $166.0 million. Our indebtedness under the Senior Credit Agreement bears interest at a floating rate, generally based on LIBOR, is guaranteed by Simmons Holdings, Inc. ("Simmons Holdings") our sole shareholder, and one of our current domestic subsidiaries, and is collateralized by substantially all of our assets.

   The interest rates per annum in effect at June 24, 2000 for the Tranche A term, Tranche B term and Tranche C term loans were 9.125%, 9.625% and 9.875%, respectively.

   The use of interest rate risk management instruments, such as collars, is required under the terms of the Senior Credit Facility. The Company has developed and implemented a policy to maintain the percentage of fixed and variable debt within certain parameters. Through the use of collars the Company limits its exposure to and benefits from interest rate fluctuations on variable rate debt to be within a certain range of rates. At June 24, 2000, the amount covered by collars was $95.0 million, with effective interest rates between 5.75% and 9.50%. The estimated fair value of these collars at June 24, 2000 was approximately $1.3 million. While collars represent an integral part of the Company's interest rate risk management program, their impact on interest expense for the quarter and six months ended June 24, 2000 was not significant.

   At June 24, 2000, the amount under the Revolving Credit Facility that was available to be drawn was $70.3 million, after giving effect to $9.5 million in borrowings and $0.2 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)
--------------------------------------------------------------------------------

credit. The remaining availability under the Revolving Credit Facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the Revolving Credit Facility to fund acquisitions and capital expenditures.

   The Senior Credit Facility requires the Company to maintain certain financial ratios including fixed-charge, cash interest coverage and leverage ratios. The Senior Credit Facility also contains covenants which, among other things, limit capital expenditures, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances, and other matters customarily restricted in such agreements. At June 24, 2000, the Company was in compliance with these financial covenants.

   On September 9, 1999, we issued 10.25% Series B Senior Subordinated Notes due 2009 (the "New Notes") in exchange for all Notes, pursuant to an exchange offer whereby holders of the Notes received New Notes which have been registered under the Securities Act of 1933, as amended, but are otherwise identical to the Notes.

   Future maturities of long-term obligations as of June 24, 2000 are as follows (amounts in thousands):

             2000                                           $    642
             2001                                              1,617
             2002                                             15,472
             2003                                             16,779
             2004                                             21,713
             Thereafter                                      287,102
                                                            --------
                                                            $343,325
                                                            ========

   The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities, except for the 10.25% Series B Senior Subordinated Notes due 2009 which are at quoted market values. The fair value of the Company's 10.25% Series B Senior Subordinated Notes due 2009 was approximately $132.0 million at June 24, 2000. All other long-term debt approximates the carrying value at June 24, 2000.

4. Retail Operations

   On January 21, 2000, one of our wholly-owned subsidiaries, Gallery Corp. ("Gallery"), acquired substantially all of the retail store locations and other assets of H&H Sleep Centers, Inc. ("H&H") and CBMC Corp. ("CBMC"). H&H and CBMC had previously operated retail stores in the Los Angeles, Orange County and San Diego, California areas, selling primarily mattresses and related bedding products. Through Gallery, we acquired the H&H and CBMC assets in resolution of those companies' outstanding debt obligations to us, and our assumption of certain other liabilities of H&H and CBMC for a purchase price of $15.5 million. As a result of these

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)
--------------------------------------------------------------------------------

transactions, Gallery is currently operating approximately 40 retail locations in Southern California previously owned by H&H and CBMC.

   The results of operations of Gallery totaled a pre-tax loss of $0.5 million and $0.8 million for the quarter ended June 24, 2000 and for the period from the acquisition date to June 24, 2000, respectively. Such loss is included in operating income in the Condensed Consolidated Statement of Operations. Pro forma results had Gallery been acquired at the beginning of the year do not differ significantly from actual results. Pro forma results had the business been acquired at the beginning of 1999 are not determinable.

   Management has announced its intention to dispose of Gallery, and any other retail operations subsequently acquired.

   The eventual recovery of our investment in this business or other retail businesses subsequently acquired is dependent upon the ability of the operations to achieve improvements sufficient to generate profitable operations and positive cash flows. We currently believe that such improvements are achievable, based upon our expertise in bedding manufacturing and distribution, our knowledge of these business markets, and Gallery's established presence in its markets.

5. Recent Developments - Customers

   At June 24, 2000, a customer was indebted to us for notes and trade receivables totaling approximating $5.9 million. We have been pursuing an acquisition of this customer at an amount equal to the fair market value of the business less obligations owed to us. Management has decided that a strategy of further investment in its retail customers is not in the best interest of the Company. We currently believe that collectability on the full amounts owed to us is remote. Therefore, we have recorded in the second quarter ended June 24, 2000, a $2.9 million charge, in the aggregate, to write-off transaction fees incurred to date and to adjust the receivable (net of an allowance for doubtful accounts) to our current estimate of its net realizable value.

   Additionally, at June 24, 2000 a customer, which at one time represented our direct entry into retail operations, was indebted to us for receivables totaling approximating $3.2 million. Collection of the total balance of this receivable is remote without a further investment in the retailer by us. In light of our decision not to further invest in our retail customers, we have recorded a $1.8 million reserve in the second quarter ended June 24, 2000 to adjust the receivable to our current estimate of its net realizable value.

   On August 1, 2000, our largest customer (approximately 7.4% and 11.2% of net sales for the six months ended June 24, 2000 and the year ended December 25, 1999, respectively) issued a press release announcing that it was going to defer scheduled August 1, 2000 interest payments on three series of long-term notes. The press release also announced that the customer had engaged an investment banking firm "to assist it in exploring available strategic alternatives with respect to a possible reorganization, restructuring, sale, divestiture program or recapitalization". As of August 4, 2000, we had current receivables outstanding from this customer of

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)
--------------------------------------------------------------------------------

approximately $5.5 million. Based on our experience with and credit review of the customer, we believe that we will be adequately reserved for amounts that may ultimately prove uncollectible from the customer. There can be no assurance, however, that the amounts reserved will be adequate, nor can there be any assurance as to future sales levels with respect to this customer, until the customer's financial condition becomes more certain.

6. Organizational Changes - Severance Arrangements

   During January 2000, we completed an assessment of the effectiveness of the Company's organizational structure and, in early February 2000, we undertook an enterprise-wide management reorganization to reflect a new management structure for the future. The management reorganization resulted in the termination of 14 management employees. During February 2000, we recorded non-recurring severance expense of $3.8 million, including compensation expense related to vested stock option cancellations. In addition, in connection with Simmons Holding's repurchase of Simmons Holdings common stock from former management employees, we have accrued $2.4 million in distributions payable to Simmons Holdings.

7. Accounting Pronouncements

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

   In December 1999, the SEC issued Staff Accounting Bulletin 101, or SAB 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The adoption of SAB 101, which will be required for the fourth quarter of fiscal 2000, will not have a material impact on our financial position and results of operations.

8. Contingencies

   On April 3, 1998, Serta, Inc. filed a complaint against us in the United States District Court for the Northern District of Illinois, Eastern Division, alleging that some of our products infringe one of their U.S. patents and that our use of the term "Crescendo" infringes their alleged common-law trademark, "Crescendo". As more fully described in our annual report on Form 10-K for our fiscal year ended December 25, 1999, we have denied the material allegations of the complaint and have asserted affirmative defenses and counterclaims against Serta. Serta

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)
--------------------------------------------------------------------------------

moved to dismiss our counterclaims and we have filed a response. The court has not yet ruled on the motion. While we deny that Serta is entitled to any relief and intend to defend the action vigorously, a settlement could be material and we cannot assure you that we will prevail in this action.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

   The following table sets forth the percentage relationship of net sales to certain items included in the Condensed Consolidated Statements of Operations:

                                                            Quarter Ended               Six Months Ended
                                                        ----------------------      -----------------------
                                                        June 24,      June 26,      June 24,       June 26,
                                                          2000          1999          2000           1999
                                                        --------      --------      --------       --------
Net sales                                                100.0%        100.0%        100.0%        100.0%
Cost of products sold                                     56.3%         56.8%         57.0%         57.6%
                                                         -----         -----         -----         -----
  Gross margin                                            43.7%         43.2%         43.0%         42.4%
Selling, general and administrative expenses              38.8%         36.7%         38.9%         37.2%
ESOP expense                                               0.9%          1.2%          1.1%          1.2%
Management compensation - severance                         --            --           1.1%           --
Amortization of intangibles                                1.1%          1.2%          1.3%          1.3%
                                                         -----         -----         -----         -----
  Operating income                                         2.9%          3.9%          0.6%          2.7%
Interest expense, net                                      4.8%          5.4%          5.3%          5.5%
Other expense, net                                         0.2%          0.3%          0.3%          0.3%
                                                         -----         -----         -----         -----
  Loss before income taxes
    and extraordinary item                                (2.1)%        (1.8)%        (5.0)%        (3.1)%
Income tax benefit                                         3.9%          1.3%          4.7%          1.3%
                                                         -----         -----         -----         -----
  Income (loss) before extraordinary item                  1.8%         (0.5)%        (0.3)%        (1.8)%
Extraordinary loss from early extinguishment
  of debt, net of income tax benefit                        --            --            --          (0.7)%
                                                         -----         -----         -----         -----
Net income (loss)                                          1.8%         (0.5)%        (0.3)%        (2.5)%
                                                         =====         =====         =====         =====


QUARTER ENDED JUNE 24, 2000 AS COMPARED TO QUARTER ENDED JUNE 26, 1999

   Net Sales. Net sales for the quarter ended June 24, 2000 increased 24.1%, or $35.6 million, to $183.3 million in 2000 from $147.7 million in 1999. The increase was due primarily to an 18.2%, or $26.7 million, increase in bedding unit sales volume and a 6.6%, or $9.6 million, increase in bedding average unit selling price. The increase in unit shipments is attributable to increases throughout the Beautyrest(R) 2000 product line. The increase in bedding average unit selling price was attributable to a higher product mix concentration of Beautyrest(R) 2000 products.

   Cost of Products Sold. As a percentage of net sales, cost of products sold for the quarter ended June 24, 2000 decreased 0.5 percentage points to 56.3% in 2000, from 56.8% in 1999. Our gross margin improvement for the quarter reflects the increased absorption of fixed costs through higher sales volume and improved product mix of Beautyrest(R) 2000 products. Offsetting these improvements, in part, were temporary labor inefficiencies related to training new employees to man second and third shifts in our manufacturing facilities.

         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations -- Continued
--------------------------------------------------------------------------------

   Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the quarter ended June 24, 2000 increased 2.1 percentage points to 38.8% in 2000 from 36.7% in 1999. This increase is primarily attributable to the following:

   (1) a charge of $4.7 million (2.6% of net sales), in the aggregate, to write-off transaction fees incurred to date and to adjust the receivable balances for two customers to estimated net realizable value;
   (2) an increase in cooperative advertising and promotion costs related to the rollout of the new Beautyrest(R) 2000 product line; and
   (3) higher distribution expenses due to the increase in sales volume and higher fuel costs.

Offsetting these increases, in part, were lower operating costs being spread over a larger revenue base.

   ESOP Expense. ESOP expense declined to $1.7 million for the quarter ended June 24, 2000 from $1.8 million for the quarter ended June 26, 1999. This decrease was due to a decline in the estimated allocable number of the shares subject to the Simmons ESOP in 2000.

   Amortization of Intangibles. Amortization of intangibles for the quarter increased $0.2 million to $2.1 million for the quarter ended June 24, 2000 from $1.9 million for the quarter ended June 26, 1999 due to amortization of goodwill related to our retail operations.

   Interest Expense, Net. Interest expense, net increased $0.8 million to $8.7 million for the quarter ended June 24, 2000 from $7.9 million for the quarter ended June 26, 1999 due primarily to higher interest rates on our senior debt obligations, interest on borrowings under our Revolving Credit Facility, and increased amortization of deferred financing costs.

   Other Expense, Net. Other expense, net remained relatively stable at $0.4 million for the quarters ended June 24, 2000 and June 26, 1999.

   Income Tax Benefit. Our effective income tax rates for the quarters ended June 24, 2000 and June 26, 1999 differ from the federal statutory rate primarily because of non tax-deductible amortization of goodwill. During the second quarter ended June 24, 2000, we revised our estimate of annual pre-tax income for the current year. This revision resulted in a change in our projected effective tax rate for fiscal 2000 to 94.7%. The cumulative effect of this change was an additional benefit of $3.4 million recorded in the quarter ended June 24, 2000. During the quarter ended June 24, 2000 we recorded a current income tax benefit of $6.5 million which is included in current assets. We expect this current tax asset to be fully utilized as we recognize tax expense during the remainder of 2000.

   Net Income. For the reasons set forth above, we had a net income of $3.2 million for the quarter ended June 24, 2000 compared to a loss of $0.7 million for the quarter ended June 26, 1999.

         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations -- Continued
--------------------------------------------------------------------------------

   EBITDA. For the reasons set forth above, we had an EBITDA of $11.7 million, or 6.4% of net sales, for the quarter ended June 24, 2000 compared to $12.2 million, or 8.3% of net sales, for the quarter ended June 26, 1999. Excluding the charge recorded of $4.7 million, in the aggregate, to write-off transaction fees incurred to date and to adjust the receivable balances of two customers, our EBITDA would have been $16.4 million, or 9.0% of net sales, for the quarter ended June 24, 2000.


SIX MONTHS ENDED JUNE 24, 2000 AS COMPARED TO SIX MONTHS ENDED JUNE 26, 1999

   Net Sales. Net sales for the six months ended June 24, 2000 increased 11.5%, or $33.8 million, to $327.9 million in 2000 from $294.1 million in 1999. The increase was due primarily to a 6.1%, or $17.7 million, increase in bedding unit sales volume and a 6.0%, or $17.5 million, increase in bedding average unit selling price. The increase in unit shipments is attributable to second quarter increases throughout the Beautyrest(R) 2000 product line. The increase in bedding average unit selling price was attributable to a higher product mix concentration of Beautyrest(R) 2000 products.

   Cost of Products Sold. As a percentage of net sales, cost of products sold for the six months ended June 24, 2000 decreased 0.6 percentage points to 57.0% in 2000 from 57.6% in 1999. Our gross margin improvement for the six months reflects the increased absorption of fixed costs through higher sales volume and improved product mix of Beautyrest(R) 2000 products. Offsetting these improvements, in part, were temporary labor inefficiencies related to training new employees to man second and third shifts in our manufacturing facilities.

   Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the six months ended June 24, 2000 increased 1.7 percentage points to 38.9% in 2000 from 37.2% in 1999. This increase is primarily attributable to the following:

   (1) a charge of $4.7 million (1.4% of net sales), in the aggregate, to write-off transaction fees incurred to date and to adjust the receivable balances for two customers to estimated net realizable value;
   (2) an increase in cooperative advertising and promotion costs related to the rollout of the new Beautyrest(R) 2000 product line; and
   (3) higher distribution expenses due to the increase in sales volume and higher fuel costs.

   ESOP Expense. ESOP expense remained stable at approximately $3.6 million for the six months ended June 24, 2000 and June 24, 1999.

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

         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations -- Continued
--------------------------------------------------------------------------------

   Amortization of Intangibles. Amortization of intangibles for the six months increased $0.3 million to $4.1 million for the six months ended June 24, 2000 from $3.8 million for the six months ended June 26, 1999 due to amortization of goodwill related to our retail operations.

   Interest Expense, Net. Interest expense, net increased approximately $1.3 million to $17.3 million for the six months ended June 24, 2000 from $16.0 million for the six months ended June 26, 1999 due primarily to higher interest rates on our senior debt obligations, interest on borrowings under our Revolving Credit Facility, and increased amortization of deferred financing costs.

   Other Expense, Net. Other expense, net remained relatively stable at $0.9 million for the six months ended June 24, 2000 and June 26, 1999.

   Income Tax Benefit. Our effective income tax rates of 94.7% and 43.4% for the six months ended June 24, 2000 and June 26, 1999, respectively, differ from the federal statutory rate primarily because of non tax-deductible amortization of goodwill. During the six months ended June 24, 2000, we recorded a current income tax benefit of $13.6 million which is included in current assets. We expect this current tax asset to be utilized as we recognize tax expense during the remainder of 2000.

   Net Income. For the reasons set forth above, we incurred a net loss of $0.9 million for the six months ended June 24, 2000 compared to a loss of $7.4 million for the six months ended June 26, 1999.

   EBITDA. For the reasons set forth above, we had an EBITDA of $15.2 million, or 4.6% of net sales, for the six months ended June 24, 2000 compared to $20.3 million, or 6.9% of net sales, for the six months ended June 26, 1999. Excluding the charges of $3.8 million relating to severance recorded in the first quarter and $4.7 million, in the aggregate, to write-off transaction fees incurred to date and to adjust the receivable balances of two customers recorded in the second quarter, our EBITDA would have been $23.6 million, or 7.2% of net sales, for the six months ended June 24, 2000.


LIQUIDITY AND CAPITAL RESOURCES

   Our principal source of cash to fund liquidity needs is net cash provided by operating activities and availability under our senior credit facility. Our primary use of funds consists of payments of principal and interest, capital expenditures, severance and equity related repurchases.

   Our operating activities used cash of $7.0 million in the first six months of 2000 compared to $13.9 million used in the first six months of 1999. As a result of our second quarter sales growth, inventories increased $4.7 million and trade accounts receivable increased $29.9 million from December 25, 1999 levels. The increase in inventories was due to production demands in the first six months of 2000 to service our increased sales volume. In addition, our trade accounts

         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations -- Continued
--------------------------------------------------------------------------------

payable and accrued expenses increased a total of $25.7 million during the first six months of 2000, primarily due to higher production levels.

   Our capital expenditures totaled $4.8 million for the six months ended
June 24, 2000. These capital expenditures consisted primarily of normal recurring capital expenditures. We expect to spend an aggregate of approximately $12.5 million for capital expenditures in 2000. We believe that annual capital expenditure limitations in our Senior Credit Facility and the indenture related to our 10.25% Series B Senior Subordinated Notes due 2009 will not significantly inhibit us from meeting our ongoing capital expenditure requirements.

   At June 24, 2000, the amount under the Revolving Credit Facility that was available to be drawn was $70.3 million, after giving effect to $9.5 million in borrowings and $0.2 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. As of June 24, 2000, we were in compliance with the financial covenants contained in all of our credit facilities.


RETAIL OPERATIONS

   On January 21, 2000, one of our wholly-owned subsidiaries, Gallery Corp. ("Gallery"), acquired substantially all of the retail store locations and other assets of H&H Sleep Centers, Inc. ("H&H") and CBMC Corp. ("CBMC"). H&H and CBMC had previously operated retail stores in the Los Angeles, Orange County and San Diego, California areas, selling primarily mattresses and related bedding products. Through Gallery, we acquired the H&H and CBMC assets in resolution of those companies' outstanding debt obligations to us, and our assumption of certain other liabilities of H&H and CBMC for a purchase price of $15.5 million. As a result of these transactions, Gallery is currently operating approximately 40 retail locations in Southern California previously owned by H&H and CBMC.

   The results of operations of Gallery totaled a pre-tax loss of $0.5 million and $0.8 million for the quarter ended June 24, 2000 and for the period from the acquisition date to June 24, 2000, respectively. Such loss is included in operating income in the Condensed Consolidated Statement of Operations. Pro forma results had Gallery been acquired at the beginning of the year do not differ significantly from actual results. Pro forma results had the business been acquired at the beginning of 1999 are not determinable.

   Management has announced its intention to dispose of Gallery, and any other retail operations subsequently acquired.

   The eventual recovery of our investment in this business or other retail businesses subsequently acquired is dependent upon the ability of the operations to achieve improvements sufficient to generate profitable operations and positive cash flows. We currently believe that such improvements are achievable, based upon our expertise in bedding manufacturing and distribution, our knowledge of these business markets, and Gallery's established presence in its markets.

         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations -- Continued
--------------------------------------------------------------------------------

RECENT DEVELOPMENTS - CUSTOMERS

   At June 24, 2000, a customer was indebted to us for notes and trade receivables totaling approximating $5.9 million. We have been pursuing an acquisition of this customer at an amount equal to the fair market value of the business less obligations owed to us. Management has decided that a strategy of further investment in its retail customers is not in the best interest of the Company. We currently believe that collectability on the full amounts owed to us is remote. Therefore, we have recorded in the second quarter ended June 24, 2000, a $2.9 million charge, in the aggregate, to write-off transaction fees incurred to date and to adjust the receivable (net of an allowance for doubtful accounts) to our current estimate of its net realizable value.

   Additionally, at June 24, 2000 a customer, which at one time represented our direct entry into retail operations, was indebted to us for receivables totaling approximating $3.2 million. Collection of the total balance of this receivable is remote without a further investment in the retailer by us. In light of our decision not to further invest in our retail customers, we have recorded a $1.8 million reserve in the second quarter ended June 24, 2000 to adjust the receivable to our current estimate of its net realizable value.

   On August 1, 2000, our largest customer (approximately 7.4% and 11.2% of net sales for the six months ended June 24, 2000 and the year ended December 25, 1999, respectively) issued a press release announcing that it was going to defer scheduled August 1, 2000 interest payments on three series of long-term notes. The press release also announced that the customer had engaged an investment banking firm "to assist it in exploring available strategic alternatives with respect to a possible reorganization, restructuring, sale, divestiture program or recapitalization". As of August 4, 2000, we had current receivables outstanding from this customer of approximately $5.5 million. Based on our experience with and credit review of the customer, we believe that we will be adequately reserved for amounts that may ultimately prove uncollectible from the customer. There can be no assurance, however, that the amounts reserved will be adequate, nor can there be any assurance as to future sales levels with respect to this customer, until the customer's financial condition becomes more certain.


ORGANIZATIONAL CHANGES - SEVERANCE ARRANGEMENTS

   During January 2000, we completed an assessment of the effectiveness of the Company's organizational structure and in early February 2000, we undertook an enterprise-wide management reorganization to reflect a new management structure for the future. The management reorganization resulted in the termination of 14 management employees. During February 2000, we recorded non-recurring severance expense of $3.8 million, including compensation expense related to vested stock option cancellations. In addition, in connection with Simmons Holding's repurchase of Simmons Holdings common stock from former management employees, we have accrued $2.4 million in distributions payable to Simmons Holdings.

SEASONALITY

   Our volume of sales is somewhat seasonal, with sales generally lower during the first quarter of each year than in the remaining three quarters of the year. Historically, our working capital borrowings have increased during the first half of each year and have decreased in the second half of each year. We also experience a seasonal fluctuation in profitability, with our gross profit percentage during the first quarter of each year slightly lower than the gross profit percentages obtained in the remaining part of the year. We believe that seasonality of profitability is a factor that affects the conventional bedding industry, generally, and that it is primarily due to retailers' emphasis in the first quarter on price reductions and promotional bedding, and manufacturers' emphasis on close-outs of the prior year's product lines. These two factors together result in lower profit margins.


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

   In December 1999, the SEC issued Staff Accounting Bulletin 101, or SAB 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The adoption of SAB 101, which will be required for the fourth quarter of fiscal 2000, will not have a material impact on our financial position and results of operations.


FORWARD LOOKING STATEMENTS

   This Quarterly Report on Form 10-Q contains forward-looking statements. The words "intend," "believe," "plan," "expect," "anticipate," and similar expressions identify forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, those contained under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Recent Developments" and "Liquidity and Capital Resources" and may relate to anticipated revenues, income or loss, expenses, capital expenditures, plans for future operations, financing needs or plans, disposition of retail operations, and plans relating to products and services of the Company.

   Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Several factors could cause actual results to differ materially from those anticipated by the forward-looking statements, such as those detailed in

         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations -- Continued
--------------------------------------------------------------------------------

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   Information relative to our market risk sensitive instruments by major category at December 25, 1999 is presented under Item 7a of our Annual Report on Form 10-K for the fiscal year ended December 25, 1999. During the first six months ended June 24, 2000 there has been no material change to this disclosure.

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

          See Note 5 to the Condensed Consolidated Financial Statements, Part I,
          Item 1 included herein.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

              10.33.1 Second Amendment dated June 16, 2000 to Employment
                      Agreement between the Company and Robert K. Barton, dated as of June 29, 1998, as amended.

              10.35.1 First Amendment dated June 16, 2000 to Employment
                      Agreement between Simmons Holdings, Inc., the Company and Charles R. Eitel, dated as of January 4, 2000.

              10.36.1 First Amendment dated June 16, 2000 to Employment
                      Agreement between the Company and Peter Brink, dated as of February 8, 2000.

              10.40 Employment Agreement between the Company and William S. Creekmuir, dated April 1, 2000.

              10.40.1 First Amendment dated June 16, 2000 to Employment
                      Agreement between the Company and William S. Creekmuir, dated as of April 1, 2000.

              10.41 Employment Agreement between the Company and Robert Hellyer, dated as of June 16, 2000.

              27.0    Financial Data Schedule.

          (b) Reports on Form 8-K

              None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Simmons Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                             SIMMONS COMPANY

                    By:                 /s/ William S. Creekmuir
                          ----------------------------------------------------
                                            William S. Creekmuir

                          Executive Vice President and Chief Financial Officer

Date: August 7, 2000