Form 10-Q
period 2000-09-30
SIMMONS CO /GA/
filed 2000-11-08
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

         Commission file number   333-76723
                                  ---------

                                 SIMMONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                06-1007444
------------------------------------        ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

One Concourse Parkway, Suite 800, Atlanta, Georgia               30328-5369
--------------------------------------------------            ------------------
     (Address of principal executive offices)                     (Zip Code)

         Registrant's telephone number, including area code    (770) 512-7700
                                                              -----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         The number of shares of the registrant's common stock outstanding as of November 6, 2000 was 31,964,452.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                 (in thousands)
                                   (Unaudited)

                                                        Quarter Ended             Nine Months Ended
                                                        -------------             -----------------
                                                  September 30, September 25,  September 30, September 25,
                                                       2000         1999           2000           1999
                                                   (14 weeks)    (13 weeks)     (40 weeks)     (39 weeks)
                                                    ---------    ---------      ---------    ---------

Net sales                                           $ 227,819    $ 172,964      $ 555,724    $ 467,001
     Cost of products sold                            125,662       98,133        312,603      267,620
                                                    ---------    ---------      ---------    ---------
Gross margin                                          102,157       74,831        243,121      199,381

Operating expenses:
     Selling, general and administrative expenses      82,357       56,249        209,717      165,701
     ESOP expense                                       1,675        1,792          5,339        5,377
     Management compensation-severance related           --           --            3,777         --
     Amortization of intangibles                        2,110        1,907          6,241        5,721
                                                    ---------    ---------      ---------    ---------
                                                       86,142       59,948        225,074      176,799
                                                    ---------    ---------      ---------    ---------
Operating income                                       16,015       14,883         18,047       22,582

     Interest expense, net                              9,285        8,098         26,594       24,115
     Other expense, net                                   438          408          1,340        1,267
                                                    ---------    ---------      ---------    ---------
          Income (loss) before income taxes and
               extraordinary item                       6,292        6,377         (9,887)      (2,800)
Income tax provision (benefit)                         13,983        2,624         (1,337)      (1,358)
                                                    ---------    ---------      ---------    ---------
     Income (loss) before extraordinary item           (7,691)       3,753         (8,550)      (1,442)
Extraordinary loss from early extinguishment
     of debt, net of income tax benefit of $1,095        --           --             --          2,173
                                                    ---------    ---------      ---------    ---------
Net income (loss)                                      (7,691)       3,753         (8,850)      (3,615)
                                                    ---------    ---------      ---------    ---------

Other comprehensive income (loss):

     Foreign currency translation adjustment              (16)          (3)           (23)          37
                                                    ---------    ---------      ---------    ---------
Comprehensive income (loss)                         $  (7,707)   $   3,750      $  (8,573)   $  (3,578)
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

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                   September 30,   December 25,
                                                       2000           1999*
                                                     --------       --------

ASSETS
Current assets:

     Cash and cash equivalents                       $  4,084       $  4,533
     Accounts receivable, less allowance for
           doubtful accounts of $9,289 and $3,449     113,863         74,326
     Inventories                                       23,493         19,164
     Deferred income taxes                             11,508          8,713
     Other current assets                              14,074         10,394
                                                     --------       --------
          Total current assets                        167,022        117,130
                                                     --------       --------

Property, plant and equipment, net                     54,939         52,863
Patents, net                                            4,473          6,570
Goodwill, net                                         186,681        175,185
Deferred income taxes                                  21,346         18,778
Long-term receivables                                   2,567         22,220
Other assets                                           11,102         13,354
                                                     --------       --------
                                                     $448,130       $406,100
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

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                         September 30,     December 25,
                                                             2000             1999*
                                                          ---------        ---------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Current maturities of long-term debt                 $   1,807        $     799
     Accounts payable                                        35,865           15,984
     Accrued advertising and incentives                      27,923           15,413
     Accrued taxes                                            5,866            1,992
     Accrued interest                                         1,377            7,098
     Other accrued expenses                                  18,749           18,213
                                                          ---------        ---------
          Total current liabilities                          91,587           59,499

Long-term debt                                              346,887          333,184
Other non-current liabilities                                21,622           19,445
                                                          ---------        ---------
     Total liabilities                                      460,096          412,128
                                                          ---------        ---------

Commitments and contingencies
Redemption obligation--ESOP, net of related unearned
     compensation of $2,292 and $6,180                       21,192           17,304
Common stockholders' deficit:
     Common stock, $.01 par value; 50,000 shares
          authorized; 31,964 issued and outstanding             320              320
     Paid-in-capital                                            470             --
     Accumulated deficit                                    (33,881)         (23,608)
     Accumulated other comprehensive loss                       (67)             (44)
                                                          ---------        ---------
          Total common stockholders' deficit                (33,158)         (23,332)
                                                          ---------        ---------
                                                          $ 448,130        $ 406,100
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

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                         --------------------------------------------
                                                                              September 30,           September 25,
                                                                                  2000                   1999
                                                                               (40 weeks)             (39 weeks)
                                                                               ----------             ----------
Cash flows from operating activities:
Net loss                                                                      $     (8,550)            $  (3,615)
Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation and amortization                                             14,309                13,663
          ESOP expense                                                               5,339                 5,377
          Non-cash portion of extraordinary loss                                         -                 2,173
          Provision for doubtful accounts                                           10,474                 1,991
          Provision for deferred income taxes                                       (5,363)               (1,942)
          Non-cash interest expense                                                  1,347                   914
Net changes in operating assets and liabilities:
          Accounts receivable                                                      (42,926)              (18,348)
          Inventories                                                               (4,329)                  713
          Other current assets                                                      (3,680)                3,406
          Accounts payable                                                          19,881                (3,710)
          Accrued liabilities                                                       11,199                 7,322
          Other, net                                                                   411               (13,505)
                                                                              ------------             ---------
          Net cash used in operating activities                                     (1,888)               (5,561)
                                                                              ------------             ---------

Cash flows from investing activities:
     Purchases of property, plant and equipment, net                               (10,144)               (7,615)
                                                                              ------------             ---------
          Net cash used in investing activities                                    (10,144)               (7,615)
                                                                              ------------             ---------

Cash flows from financing activities:
     Distribution to Simmons Holdings                                               (2,704)                    -
     Proceeds (payments) of Senior Credit Facility, net                             14,944               (23,972)
     Proceeds from Senior Subordinated Notes                                             -               150,000
     Payments on Senior Bridge Loans                                                     -               (75,000)
     Payments on Junior Simmons Notes                                                    -               (30,391)
     Payments on other long-term debt                                                 (233)                 (207)
     Payments of financing costs                                                      (401)               (5,367)
                                                                              ------------             ---------
          Net cash provided by financing activities                                 11,606                15,063
                                                                              ------------             ---------

Net effect of exchange rate changes on cash                                            (23)                   37
                                                                              ------------             ---------
Change in cash and cash equivalents                                                   (449)                1,924
Cash and cash equivalents, beginning of period                                       4,533                 6,004
                                                                              ------------             ---------
Cash and cash equivalents, end of period                                      $      4,084             $   7,928
                                                                              ============             =========
Supplemental cash flow information:
     Acquisition of business in exchange for receivables                      $     15,449             $       -
                                                                              ============             =========


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
       Consolidated Statements of Changes in Common Stockholders' Deficit
                      (in thousands, except share amounts)



                                                                                            Accumulated        Total
                                                               Additional                      Other           Common
                                       Common       Common      Paid-In     Accumulated     Comprehensive    Stockholders'
                                       Shares        Stock      Capital       Deficit         Income           Deficit
                                     -----------  ----------  -----------  --------------  ---------------  --------------
Balance at December 26, 1998         31,964,432       $320    $        -     $(12,535)            $(86)       $(12,301)
Net loss                                      -          -             -       (9,129)               -          (9,129)
Other comprehensive income:
     Change in foreign currency
          translation                         -          -             -            -               42              42
Excess of ESOP expense at fair
     market value over cost                   -          -         1,949            -                -           1,949
Distribution to Holdings                      -          -        (1,949)      (1,944)               -          (3,893)
                                     ----------        ---       -------      -------              ---        --------
Balance at December 25, 1999         31,964,432        320             -      (23,608)             (44)        (23,332)

Net loss                                      -          -             -       (8,550)               -          (8,550)
Other comprehensive income:
     Change in foreign currency
          translation                         -          -             -            -              (23)            (23)
Excess of ESOP expense at fair
     market value over cost                   -          -         1,451            -                -           1,451
Distribution to Holdings                      -          -          (981)      (1,723)               -          (2,704)
                                     ----------        ---       -------      -------              ---        --------
Balance at September 30, 2000        31,964,432       $320      $    470     $(33,881)            $(67)       $(33,158)
                                     ==========        ===       =======      =======              ===         =======
(unaudited)



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

         For purposes of this report the "Company" refers to Simmons Company and its subsidiaries, collectively. The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). The accompanying unaudited condensed consolidated financial statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2000, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. These unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended December 25, 1999. Operating results for the period ended September 30, 2000, are not necessarily indicative of future results that may be expected for the year ending (53 weeks) December 30, 2000. The extra week in this fiscal year is included in the third quarter. Certain reclassifications of previously reported financial information were made to conform to the current presentation.

2.       Inventories

         A summary of inventory follows (amounts in thousands):

                                                                                  September 30,        December 25,
                                                                                     2000                 1999
                                                                                     ----                 ----

            Raw materials                                                           $14,250               $11,664
            Work in progress                                                          1,785                 1,357
            Finished goods                                                            7,458                 6,143
                                                                                    -------                ------
                                                                                    $23,493               $19,164
                                                                                     ======                ======

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)
--------------------------------------------------------------------------------

3.       Long-Term Debt

         A summary of long-term debt follows (amounts in thousands):

                                                                                September 30,          December 25,
                                                                                    2000                   1999
                                                                                    ----                   ----

            Senior Credit Agreement:
                 Revolving Loan Facility                                           $ 15,000              $      -
                 Tranche A Term Loan                                                 48,607                48,607
                 Tranche B Term Loan                                                 68,600                68,657
                 Tranche C Term Loan                                                 48,764                48,764
                                                                                    -------               -------
                      Total Senior Credit Agreement                                 180,971               166,028

            Industrial Revenue Bonds, 7.00%, due 2017                                 9,700                 9,700
            Industrial Revenue Bonds, 5.70%, due 2016                                 4,800                 4,800
            Banco Santander Loan, 8.69%                                               2,809                 2,969
            10.25% Series B Subordinated Notes due 2009                             150,000               150,000
            Other, including capital lease obligations                                  414                   486
                                                                                    -------               -------
                                                                                    348,694               333,983
            Less current portion                                                     (1,807)                 (799)
                                                                                    -------               -------
                                                                                   $346,887              $333,184
                                                                                    =======               =======

         The Senior Credit Agreement originally provided for loans of up to $270.0 million, consisting of a Term Loan Facility of $190.0 million and a Revolving Loan Facility of $80.0 million. Following prepayments made from the proceeds of a private offering of 10.25% Series A Senior Subordinated Notes due 2009 (the "Notes"), the Term Loan Facility was reduced in March 1999 to approximately $166.0 million. Our indebtedness under the Senior Credit Agreement bears interest at a floating rate, generally based on LIBOR, is guaranteed by Simmons Holdings, Inc. ("Simmons Holdings") our sole shareholder, and one of our current domestic subsidiaries, and is collateralized by substantially all of our assets.

         The interest rates per annum in effect at September 30, 2000 for the Tranche A term, Tranche B term and Tranche C term loans were 9.375%, 9.875% and 10.125%, respectively.

         The use of interest rate risk management instruments, such as collars, is required under the terms of the Senior Credit Facility. The Company has developed and implemented a policy to maintain the percentage of fixed and variable debt within certain parameters. Through the use of collars the Company limits its exposure to and benefits from interest rate fluctuations on variable rate debt. At September 30, 2000, the amount covered by collars was $95.0 million, with effective interest rates between 5.75% and 9.50%. The estimated fair value of these collars at September 30, 2000 was approximately $0.7 million. While collars represent an integral part of the Company's interest rate risk management program, their impact on interest expense for the quarter and nine months ended September 30, 2000 was not significant.

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)
--------------------------------------------------------------------------------

         At September 30, 2000, the amount under the Revolving Credit Facility that was available to be drawn was $64.8 million, after giving effect to $15.0 million in borrowings and $0.2 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the Revolving Credit Facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the Revolving Credit Facility to fund acquisitions and capital expenditures.

         The Senior Credit Facility requires the Company to maintain certain financial ratios including fixed-charge, cash interest coverage and leverage ratios. The Senior Credit Facility also contains covenants which, among other things, limit capital expenditures, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances, and other matters customarily restricted in such agreements. At September 30, 2000, the Company was in compliance with these financial covenants.

         On September 9, 1999, we issued 10.25% Series B Senior Subordinated Notes due 2009 (the "New Notes") in exchange for all of the Notes, pursuant to an exchange offer whereby holders of the Notes received New Notes which have been registered under the Securities Act of 1933, as amended, but are otherwise identical to the Notes.

         Future maturities of long-term obligations as of September 30, 2000 are as follows (amounts in thousands):

                         2000                                                      $    511
                         2001                                                         1,617
                         2002                                                        15,472
                         2003                                                        16,779
                         2004                                                        21,713
                         Thereafter                                                 292,602
                                                                                    -------
                                                                                   $348,694
                                                                                    =======

         The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities, except for the 10.25% Series B Senior Subordinated Notes due 2009 which are at quoted market values. The fair value of the Company's 10.25% Series B Senior Subordinated Notes due 2009 was approximately $141.0 million at September 30, 2000. All other long-term debt approximates the carrying value at September 30, 2000.

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

         The loss from operations (pre-tax) for the quarter ended September 30, 2000 and for the period from the acquisition date to September 30, 2000 of Gallery totaled $0.6 million and $1.4 million, respectively. Such loss is included in operating income in the Condensed Consolidated Statement of Operations. Pro forma results had Gallery been acquired at the beginning of the year do not differ significantly from actual results. Pro forma results had the business been acquired at the beginning of 1999 are not determinable. Management has announced its intention to dispose of Gallery. While we believe that the eventual recovery of our investment in this business is dependent upon the ability of the operations to achieve improvements sufficient to generate profitable operations and positive cash flows, there can be no assurance this business will achieve such improvements, therefore the amount of any future recovery cannot be estimated.

5.       Recent Developments - Customers

         As previously disclosed, management has decided that a strategy of further investment into retail operations through acquisition of certain customers is not in the best interests of the Company. We had been pursuing an acquisition of a customer at an amount equal to the fair market value of the business less obligations owed to us. Consistent with management's decision, acquisition discussions were terminated. We believe that collectability on the full amounts owed to us by this former customer is remote. Therefore, in the third quarter ended September 30, 2000, we recorded an additional $0.6 million charge to further adjust the receivable to our current estimate of its net realizable value. The total amount recorded year-to-date to write-off transaction fees incurred and to adjust the receivable (net of an allowance for doubtful accounts) to our current estimate of its net realizable value is approximately $3.5 million.

         Additionally, during the third quarter ended September 30, 2000 a customer, which at one time represented our direct entry into retail operations, was liquidated. We have recorded an additional $2.5 million charge in the third quarter to write-off the receivable and provide for lease termination fees relating to certain lease obligations of the customer which were guaranteed by the Company. The total year-to-date costs incurred by the Company relating to the liquidation of this customer is approximately $4.3 million.

         On August 1, 2000, The Heilig-Meyers Company, our largest customer (approximately 6.4% and 11.2% of net sales for the nine months ended September 30, 2000 and the year ended December 25, 1999, respectively) issued a press release announcing that it was going to defer scheduled August 1, 2000 interest payments on three series of long-term notes. The press release also announced that Heilig-Meyers had engaged an investment banking firm "to assist it in exploring available strategic alternatives with respect to a possible reorganization,

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)
--------------------------------------------------------------------------------

restructuring, sale, divestiture program or recapitalization". On August 16, 2000, Heilig-Meyers and certain subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. Following the filing, Heilig-Meyers received a commitment from a group of lenders for $215 million in debtor-in-possession (DIP) financing to provide funding for its post-petition trade and employee obligations, as well as their ongoing operating needs during the restructuring process.

         On September 12, 2000, Heilig-Meyers received approval from the Bankruptcy Court of their new credit program and approval of their plan for closing over 300 stores. Due to the Heilig-Meyers bankruptcy, we have recorded a charge of $1.8 million to reserve for amounts that may ultimately prove uncollectible. Based on our experience with and credit review of Heilig-Meyers, we believe that we are adequately reserved for pre-petition accounts receivable balances that may ultimately prove uncollectible. There can be no assurance, however, that amounts reserved will be adequate, nor can there be any assurance as to future sales levels with respect to Heilig-Meyers.

6.       Organizational Changes - Severance Arrangements

         During January 2000, we completed an assessment of the effectiveness of the Company's organizational structure and, in early February 2000, we undertook an enterprise-wide management reorganization to reflect a new management structure for the future. The management reorganization resulted in the termination of 14 management employees. During February 2000, we recorded non-recurring severance expense of $3.8 million, including compensation expense related to vested stock option cancellations. In addition, in connection with Simmons Holding's repurchase of Simmons Holdings common stock from former management employees, we have accrued $2.7 million in distributions payable to Simmons Holdings.

7.       Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Financial statements for prior periods need not be restated. We are currently reviewing the provisions of SFAS No. 133 and do not believe that our financial statements will be materially impacted by the adoption of this provision.

         On December 3, 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. SAB 101 was originally required to be adopted no later than the first quarter of the fiscal year beginning after December 15, 1999. However, SAB 101A extended the implementation date for certain

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)
--------------------------------------------------------------------------------

registrants with fiscal years that begin between December 16, 1999, and March 15, 2000, to report a change in accounting principle no later than their second quarter of the fiscal year beginning after December 15, 1999. SAB 101B extended the implementation date until the fourth quarter of the fiscal year beginning after December 15, 1999. Management believes that the adoption of SAB 101, which will be required for the fourth quarter of fiscal 2000, will not have a material impact on our financial position and results of operations.

         During May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF No. 00-14 addresses the classification of various sales incentives and will be effective for the fourth quarter of 2000. Management has determined that the adoption of EITF Issue No. 00-14 will have no effect on our financial position. Management is in the process of determining the potential effect on its statement of earnings presentation and upon adoption, if necessary, previously issued financial statements may need to be revised to conform to the new presentation.

         During July 2000, the EITF issued EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 addresses the income statement classification for shipping and handling fees and costs by companies that record revenue based on the gross amount billed to customers. Management has determined that adoption of EITF Issue No. 00-10 will have no effect on our current classification and disclosure.

8.       Contingencies

         On April 3, 1998, Serta, Inc. filed a complaint against us in the United States District Court for the Northern District of Illinois, Eastern Division, alleging that some of our products infringe one of their U.S. patents and that our use of the term "Crescendo" infringes their alleged common-law trademark, "Crescendo". As more fully described in our annual report on Form 10-K for our fiscal year ended December 25, 1999, we have denied the material allegations of the complaint and have asserted affirmative defenses and counterclaims against Serta. Serta moved to dismiss our counterclaims and we have filed a response. The court has not yet ruled on the motion. The parties have entered into court supervised non-binding mediation in an attempt to reach a settlement of all of the matters relating to this lawsuit. This mediation process is ongoing and may not result in a settlement. While we deny that Serta is entitled to any relief and intend to defend the action vigorously, a settlement could be material and we cannot assure you that we will prevail in this action.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of net sales to certain items included in the Condensed Consolidated Statements of
Operations:

                                                                Quarter Ended                          Nine Months Ended
                                                        ------------------------------           -----------------------------
                                                        Sept. 30,            Sept. 25,           Sept. 30,          Sept. 25,
                                                           2000                1999                 2000               1999
                                                        (14 weeks)          (13 weeks)           (40 weeks)         (39 weeks)
                                                        ----------          ----------           ----------         ----------

Net sales                                                  100.0%               100.0%               100.0%             100.0%
Cost of products sold                                       55.2%                56.7%                56.3%              57.3%
                                                          ------               ------               ------             ------
     Gross margin                                           44.8%                43.3%                43.7%              42.7%
Selling, general and administrative expenses                36.2%                32.5%                37.7%              35.5%
ESOP expense                                                 0.7%                 1.1%                 1.0%               1.2%
Management compensation - severance                           -                    -                   0.7%               -
Amortization of intangibles                                  0.9%                 1.1%                 1.1%               1.2%
                                                          ------               ------               ------             ------
     Operating income                                        7.0%                 8.6%                 3.2%               4.8%
Interest expense, net                                        4.1%                 4.6%                 4.8%               5.1%
Other expense, net                                           0.2%                 0.3%                 0.2%               0.3%
                                                          ------               ------               ------             ------
     Income (loss) before income taxes
          and extraordinary item                             2.7%                 3.7%                (1.8)%             (0.6)%
Income tax provision (benefit)                               6.1%                 1.5%                (0.3)%             (0.3)%
                                                          ------               ------               ------             ------
     Income (loss) before extraordinary item                (3.4)%                2.2%                (1.5)%             (0.3)%
Extraordinary loss from early extinguishment
     of debt, net of income tax benefit                        -                    -                    -               (0.5)%
                                                          ------               ------               ------             ------
Net income (loss)                                           (3.4)%                2.2%                (1.5)%             (0.8)%
                                                          ======               ======                =====              =====

QUARTER ENDED SEPTEMBER 30, 2000 AS COMPARED TO QUARTER ENDED SEPTEMBER 25, 1999

         Net Sales. Net sales for the quarter ended September 30, 2000 increased 31.7%, or $54.8 million, to $227.8 million in 2000 from $173.0 million in 1999. The increase was due primarily to a 22.3%, or approximately $38.1 million, increase in bedding unit sales volume and a 8.5%, or approximately $17.8 million, increase in bedding average unit selling price. The increase in unit shipments is attributable to increases throughout the Beautyrest(R) 2000 product line. The increase in bedding average unit selling price was attributable to a higher product mix concentration of Beautyrest(R) 2000 products. The fiscal year ending December 30, 2000 is a 53 week year and the extra week in this fiscal year is included in the current quarter. Sales for the current quarter, after adjusting for the extra week, would have increased approximately 22.3% on a comparable basis to 1999.

         Cost of Products Sold. As a percentage of net sales, cost of products sold for the quarter ended September 30, 2000 decreased 1.5 percentage points to 55.2% in 2000, from 56.7% in 1999. Our gross margin improvement for the quarter reflects the increased absorption of fixed costs through higher sales volume and improved product mix of Beautyrest(R) 2000 products. Offsetting these improvements, in part, were temporary labor inefficiencies which occurred during the quarter related to training new employees to man second and third shifts in our

         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations -- Continued
--------------------------------------------------------------------------------

manufacturing facilities; increased overtime; and inter-plant sales transfers, all of which occurred to meet peak demand.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the quarter ended September 30, 2000 increased 3.7 percentage points to 36.2% in 2000 from 32.5% in 1999. This increase is primarily attributable to the following:

         (1) a charge of $2.5 million to write-off the remaining receivable balance and provide for lease termination fees relating to certain lease obligations of a liquidated customer which were guaranteed by the Company;
         (2) a charge of approximately $0.6 million to further adjust the receivable balance for a former customer to its estimated net realizable value;
         (3) a charge of $1.8 million to further reserve for amounts that may ultimately prove uncollectible from Heilig-Meyers;
         (4) increased distribution expenses due to the increase in sales volume and higher fuel costs;
         (5)      increased legal expenses related to litigation; and
         (6) an increase in cooperative advertising and promotion costs related to the Beautyrest(R) 2000 product line.

Offsetting these increases, in part, were lower operating costs being spread over a larger revenue base.

         ESOP Expense. ESOP expense declined to $1.7 million for the quarter ended September 30, 2000 from $1.8 million for the quarter ended September 25, 1999. This decrease was due to a decline in the estimated allocable number of the shares subject to the ESOP in 2000.

         Amortization of Intangibles. Amortization of intangibles for the quarter increased $0.2 million to $2.1 million for the quarter ended September 30, 2000 from $1.9 million for the quarter ended September 25, 1999 due to amortization of goodwill related to our retail operations.

         Interest Expense, Net. Interest expense, net increased $1.2 million to $9.3 million for the quarter ended September 30, 2000 from $8.1 million for the quarter ended September 25, 1999 due primarily to higher interest rates on our senior debt obligations; increased average outstanding borrowings; an extra week of interest on senior indebtedness during the current quarter; and increased amortization of deferred financing costs.

         Other Expense, Net. Other expense, net remained relatively stable at $0.4 million for the quarters ended September 30, 2000 and September 25, 1999.

         Income Tax Provision (Benefit). Our effective income tax rates for the quarters ended September 30, 2000 and September 25, 1999 differ from the federal statutory rate for the following reasons:

         (1)      non tax-deductible amortization of goodwill; and
         (2)      revisions to our projected pre-tax results for fiscal 2000.

         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations -- Continued
--------------------------------------------------------------------------------

The above reasons coupled with our seasonally strong third quarter have resulted in an unusually large tax expense for the quarter ended September 30, 2000. Our revised projected effective tax rate for fiscal 2000 is approximately 16.0%. The aggregate effect of the change in the effective tax rate for the year, combined with pre-tax earnings for the third quarter, resulted in income tax expense of approximately $14.0 million in the quarter ended September 30, 2000.

         Net Income. For the reasons set forth above, we had a net loss of $7.7 million for the quarter ended September 30, 2000 compared to a net income of $3.8 million for the quarter ended September 25, 1999.

         EBITDA. For the reasons set forth above, we had an EBITDA of $22.5 million, or 9.9% of net sales, for the quarter ended September 30, 2000 compared to $21.3 million, or 12.3% of net sales, for the quarter ended September 25, 1999. Excluding (i) charges of $3.1 million, in the aggregate, related to two former customers mentioned in Note 4 of "Notes to Condensed Consolidated Financial Statements" contained elsewhere herein; (ii) an increase of $1.8 million to further reserve for amounts that may ultimately prove uncollectible from Heilig-Meyers; and (iii) an operating loss of $0.4 million related to Gallery Corp, our EBITDA would have been $27.9 million, or 12.2% of net sales, for the quarter ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 25, 1999

         Net Sales. Net sales for the nine months ended September 30, 2000 increased 19.0%, or $88.7 million, to $555.7 million in 2000 from $467.0 million in 1999. The increase was due primarily to a 12.1%, or approximately $55.7 million, increase in bedding unit sales volume and a 6.8%, or approximately $35.4 million, increase in bedding average unit selling price. The increase in unit shipments is attributable to sales increases in the second and third quarter throughout the Beautyrest(R) 2000 product line. The increase in bedding average unit selling price was attributable to a higher product mix concentration of Beautyrest(R) 2000 products. The fiscal year ending December 30, 2000 is a 53 week year and the extra week in this fiscal year is included in the third quarter. Sales for the year-to-date period, after adjusting for the extra week, would have increased approximately 16.0% on a comparable basis to 1999.

         Cost of Products Sold. As a percentage of net sales, cost of products sold for the nine months ended September 30, 2000 decreased 1.0 percentage point to 56.3% in 2000 from 57.3% in 1999. Our gross margin improvement for the nine months reflects the increased absorption of fixed costs through higher sales volume and improved product mix of Beautyrest(R) 2000 products. Offsetting these improvements, in part, were temporary labor inefficiencies related to training new employees to man second and third shifts in our manufacturing facilities; increased overtime; and inter-plant sales transfers, all of which occurred to meet peak demand.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the nine months ended September 30, 2000 increased 2.2 percentage points to 37.7% in 2000 from 35.5% in 1999. This increase is primarily attributable to the following:

         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations -- Continued
--------------------------------------------------------------------------------

         (1) a charge of $7.8 million (1.4% of net sales), in the aggregate, to write-off transaction fees and to adjust the receivable balances for two former customers to estimated net realizable value;
         (2) a charge of $1.8 million to further reserve for amounts that may ultimately prove uncollectible from Heilig-Meyers;
         (3) an increase in cooperative advertising and promotion costs related to the Beautyrest(R) 2000 product line;
         (4)      increased legal expenses related to litigation; and
         (5) increased distribution expenses due to the increase in sales volume and higher fuel costs.

Offsetting these increases, in part, were lower operating costs being spread over a larger revenue base.

         ESOP Expense. ESOP expense remained stable at approximately $5.3 million for the nine months ended September 30, 2000 and September 25, 1999.

         Management Compensation--Severance Related. In connection with the termination of certain senior executives, we incurred costs in 2000 of $3.8 million consisting of:

         (1) $2.4 million related to the severance provisions contained in certain executive employment agreements and other severance agreements; and
         (2) $1.4 million related to the cancellation of vested compensatory stock options.

         Amortization of Intangibles. Amortization of intangibles for the nine months increased $0.5 million to $6.2 million for the nine months ended September 30, 2000 from $5.7 million for the nine months ended September 25, 1999 due to amortization of goodwill related to our retail operations.

         Interest Expense, Net. Interest expense, net increased approximately $2.5 million to $26.6 million for the nine months ended September 30, 2000 from $24.1 million for the nine months ended September 25, 1999 due primarily to higher interest rates on our senior debt obligations; an increase in average outstanding borrowings; and increased amortization of deferred financing costs.

         Other Expense, Net. Other expense, net remained relatively stable at $1.3 million for the nine months ended September 30, 2000 and September 25, 1999.

         Income Tax Provision (Benefit). Our effective income tax rates of 13.5% and 48.5% for the nine months ended September 30, 2000 and September 25, 1999, respectively, differ from the federal statutory rate primarily for the following reasons:

         (1)      non tax-deductible amortization of goodwill; and
         (2)      revisions to our projected pre-tax results for fiscal 2000.

         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations -- Continued
--------------------------------------------------------------------------------

As a result, during the nine months ended September 30, 2000, we recorded a current income tax benefit of $1.3 million.

         Net Income. For the reasons set forth above, we incurred a net loss of $8.5 million for the nine months ended September 30, 2000 compared to a loss of $3.6 million for the nine months ended September 25, 1999.

         EBITDA. For the reasons set forth above, we had an EBITDA of $41.5 million, or 7.5% of net sales, for the nine months ended September 30, 2000 compared to $41.6 million, or 8.9% of net sales, for the nine months ended September 25, 1999. Excluding (i) charges of $3.8 million relating to severance recorded in the first quarter; (ii) charges of $7.8 million, in the aggregate, to write-off transaction fees and to adjust the receivable balances of two former customers recorded in the second and third quarters; (iii) an increase of $1.8 million to further reserve for amounts that may ultimately prove uncollectible from Heilig-Meyers; and (iv) an operating loss of $0.9 million related to Gallery Corp, our EBITDA would have been $52.0 million, or 9.4% of net sales, for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of cash to fund liquidity needs is net cash provided by operating activities and availability under our senior credit facility. Our primary use of funds consists of payments related to increases in working capital, payments of principal and interest, capital expenditures, severance and equity related repurchases.

         Our operating activities used cash of $1.9 million in the first nine months of 2000 compared to $5.6 million used in the first nine months of 1999. As a result of our Beautyrest(R) 2000 sales growth, inventories increased $4.3 million and trade accounts receivable increased $42.9 million from December 25, 1999 levels. The increase in inventories was due to production demands in the first nine months of 2000 to service our increased sales volume. In addition, our trade accounts payable and accrued expenses increased a total of $27.4 million during the first nine months of 2000, primarily due to increased sales volume, higher production levels and improved management of vendor payables.

         Our capital expenditures totaled $10.2 million for the nine months ended September 30, 2000. These capital expenditures consisted primarily of capital expenditures for machinery to meet increased sales levels. We expect to spend an aggregate of approximately $12.5 million to $13.0 million for capital expenditures in 2000. If capital expenditures for 2000 exceed $12.5 million, we will need to obtain a waiver from the lenders under our Senior Credit Facility. Management believes that it will be able to obtain such waiver if capital expenditures exceed $12.5 million for 2000.

         At September 30, 2000, the amount under the Revolving Credit Facility that was available to be drawn was $64.8 million, after giving effect to $15.0 million in borrowings and $0.2 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. As of September 30, 2000, we were in compliance with the financial covenants contained in all of our credit facilities.

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

         The loss from operations (pre-tax) for the quarter ended September 30, 2000 and for the period from the acquisition date to September 30, 2000 of Gallery totaled $0.6 million and $1.4 million, respectively. Such loss is included in operating income in the Condensed Consolidated Statement of Operations. Pro forma results had Gallery been acquired at the beginning of the year do not differ significantly from actual results. Pro forma results had the business been acquired at the beginning of 1999 are not determinable. Management has announced its intention to dispose of Gallery. While we believe that the eventual recovery of our investment in this business is dependent upon the ability of the operations to achieve improvements sufficient to generate profitable operations and positive cash flows; there can be no assurance this business will achieve such improvements, therefore the amount of any future recovery cannot be estimated.

RECENT DEVELOPMENTS - CUSTOMERS

         As previously disclosed, management has decided that a distribution strategy of further investment into retail operations through acquisition of certain customers is not in the best interests of the Company. We had been pursuing an acquisition of a customer at an amount equal to the fair market value of the business less obligations owed to us. Consistent with management's decision, acquisition discussions were terminated. We believe that collectability on the full amounts owed to us by this former customer is remote. Therefore, in the third quarter ended September 30, 2000, we recorded an additional $0.6 million charge to further adjust the receivable to our current estimate of its net realizable value. The total amount recorded year-to-date to write-off transaction fees incurred and to adjust the receivable (net of an allowance for doubtful accounts) to our current estimate of its net realizable value is approximately $3.5 million.

         Additionally, during the third quarter ended September 30, 2000 a customer, which at one time represented our direct entry into retail operations, was liquidated. We have recorded an additional $2.5 million charge in the third quarter to write-off the receivable and provide for lease termination fees relating to certain lease obligations of the customer which were guaranteed by the Company. The total year-to-date costs incurred by the Company relating to the liquidation of this customer is approximately $4.3 million.

         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations -- Continued
--------------------------------------------------------------------------------

         On August 1, 2000, The Heilig-Meyers Company, our largest customer (approximately 6.4% and 11.2% of net sales for the nine months ended September 30, 2000 and the year ended December 25, 1999, respectively) issued a press release announcing that it was going to defer scheduled August 1, 2000 interest payments on three series of long-term notes. The press release also announced that Heilig-Meyers had engaged an investment banking firm "to assist it in exploring available strategic alternatives with respect to a possible reorganization, restructuring, sale, divestiture program or recapitalization". On August 16, 2000, Heilig-Meyers and certain subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. Following the filing, Heilig-Meyers received a commitment from a group of lenders for $215 million in debtor-in-possession (DIP) financing to provide funding for its post-petition trade and employee obligations, as well as their ongoing operating needs during the restructuring process.

         On September 12, 2000, Heilig-Meyers received approval from the Bankruptcy Court of their new credit program and their plan for closing over 300 stores. Due to the Heilig-Meyers bankruptcy, we have recorded a charge of $1.8 million to reserve for amounts that may ultimately prove uncollectible. Based on our experience with and credit review of Heilig-Meyers, we believe that we are adequately reserved for pre-petition accounts receivable balances that may ultimately prove uncollectible. There can be no assurance, however, that amounts reserved will be adequate, nor can there be any assurance as to future sales levels with respect to Heilig-Meyers.

ORGANIZATIONAL CHANGES - SEVERANCE ARRANGEMENTS

         During January 2000, we completed an assessment of the effectiveness of the Company's organizational structure and in early February 2000, we undertook an enterprise-wide management reorganization to reflect a new management structure for the future. The management reorganization resulted in the termination of 14 management employees. During February 2000, we recorded non-recurring severance expense of $3.8 million, including compensation expense related to vested stock option cancellations. In addition, in connection with Simmons Holding's repurchase of Simmons Holdings common stock from former management employees, we have accrued $2.7 million in distributions payable to Simmons Holdings.

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

         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations -- Continued
--------------------------------------------------------------------------------

ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Financial statements for prior periods need not be restated. We are currently reviewing the provisions of SFAS No. 133 and do not believe that our financial statements will be materially impacted by the adoption of this provision.

         On December 3, 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. SAB 101 was originally required to be adopted no later than the first quarter of the fiscal year beginning after December 15, 1999. However, SAB 101A extended the implementation date for certain registrants with fiscal years that begin between December 16, 1999, and March 15, 2000, to report a change in accounting principle no later than their second quarter of the fiscal year beginning after December 15, 1999. SAB 101B extended the implementation date until the fourth quarter of the fiscal year beginning after December 15, 1999. Management believes that the adoption of SAB 101, which will be required for the fourth quarter of fiscal 2000, will not have a material impact on our financial position and results of operations.

         During May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF No. 00-14 addresses the classification of various sales incentives and will be effective for the fourth quarter of 2000. Management has determined that the adoption of EITF Issue No. 00-14 will have no effect on our financial position. Management is in the process of determining the potential effect on its statement of earnings presentation and upon adoption, if necessary, previously issued financial statements may need to be revised to conform to the new presentation.

         During July 2000, the EITF issued EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 addresses the income statement classification for shipping and handling fees and costs by companies that record revenue based on the gross amount billed to customers. Management has determined that adoption of EITF Issue No. 00-10 will have no effect on our current classification and disclosure.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Information relative to our market risk sensitive instruments by major category at December 25, 1999 is presented under Item 7a of our Annual Report on Form 10-K for the fiscal year ended December 25, 1999. During the first nine months ended September 30, 2000 there has been no material change to this disclosure.

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

         In October 1999, Serta amended its complaint to join 14 U.S. licensee/shareholders as plaintiffs and to add a claim for false advertising under the Lanham Act as well as seek damages and injunctive relief in connection with that claim. We again have denied the material allegations of the amended complaint and asserted additional affirmative defenses and an additional counterclaim seeking a declaratory judgment for unenforceability of the patent-in-suit due to fraud on the PTO. Serta moved to dismiss this counterclaim and we have filed a response. The court has not yet ruled on the motion. The parties have entered into court supervised non-binding mediation in an attempt to reach a settlement of all of the matters relating to this lawsuit. This mediation process is ongoing and may not result in a settlement. While we deny that Serta is entitled to any relief and intend to defend the action vigorously, settlement amounts could be material and we cannot assure you that we will prevail in this action.

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

Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K

        (a)      Exhibits

                 10.1 Lease Agreement between CONCOURSE I LTD., as Landlord, and the Company, as Tenant, dated April 20, 2000.

                 10.1.2 First Amendment to lease between CONCOURSE I, LTD. as Landlord, and the Company, as Tenant, dated July 20, 2000.

                 27.0     Financial Data Schedule

                 99.0     Reconciliation of Operating Income to Adjusted EBITDA

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

Date:   November 8, 2000