Form 10-K405
period 2000-12-30
SIMMONS CO /GA/
filed 2001-03-29
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 30, 2000
                                   -----------------

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                       --------------        ----------

         Commission file number   333-76723
                               ------------

                                 SIMMONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                                        06-1007444
------------------------------------------------                     ----------------------------------------
 (State or other jurisdiction of incorporation                        (I.R.S. Employer Identification No.)
               or organization)

One Concourse Parkway, Suite 800
               Atlanta, Georgia                                                    30328-6188
------------------------------------------------                     ----------------------------------------
   (Address of principal executive offices)                                        (Zip Code)

         Registrant's telephone number, including are code      (770) 512-7700
                                                          ----------------------

Securities registered pursuant to Section 12(b) of the Act:   None.

Securities registered pursuant to Section 12(g) of the Act:   None.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The aggregate market value of the voting stock held by nonaffiliates of the
registrant as of March 29, 2001 was $    0   .
                                    ---------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares of the registrant's common stock outstanding as of March 29, 2001 is 31,964,452.
            -----------

           DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE: None

ITEM 1.           BUSINESS

         GENERAL

         Founded in 1871, the Simmons Company (the "Company" or "Simmons") is a leading manufacturer and distributor of premium branded bedding products in the United States and the world leader in Pocketed Coil(TM) innerspring technology. We manufacture and license a broad range of mattresses and related sleep products under well-recognized brand names including Simmons(R), Beautyrest(R), BackCare(R), DreamScapes(TM), Deep Sleep(R), BackGuard(R) and Maxipedic(R). Sales of conventional bedding, which includes fully assembled mattresses and box springs, accounted for substantially all of our 2000 net sales.

         We sell to a diversified nationwide base of approximately 3,000 customers, representing more than 6,100 retail outlets. We support our sales to furniture stores, specialty sleep shops, department stores and warehouse showrooms with significant local and national brand advertising and promotional spending as well as extensive customer support services. We operate 18 strategically located manufacturing facilities across the United States and in Puerto Rico. Unlike most of our competitors, which operate as associations of independent licensees, we are one of two national industry participants that operates each of its manufacturing facilities, allowing us greater quality control and standardization of best manufacturing practices.

         RECENT HISTORY OF THE COMPANY

         Prior Ownership

         On March 22, 1996, Simmons Holdings, Inc. ("Holdings"), a company organized on behalf of INVESTCORP S.A. ("Investcorp"), management and certain other investors, acquired 100% of the outstanding common stock of the Company from affiliates of Merrill Lynch Capital Partners, Inc., the Simmons Company Employee Stock Ownership Plan (together with a trust forming a part thereof, the "ESOP") and certain management stockholders (collectively, the "Sellers") for a purchase price of $253.2 million (the "Investcorp Acquisition"). Financing for the Investcorp Acquisition was provided by (i) $85.0 million of capital provided by affiliates of Investcorp, management and certain other investors, (ii) $80.4 million of borrowings under a $115.0 million senior credit facility and (iii) $100.0 million of borrowings under a Subordinated Loan Facility. The Subordinated Loan Facility was repaid on April 18, 1996 with the net proceeds of the issuance of Senior Subordinated Notes which, in turn, were replaced with Series A Senior Subordinated Notes due 2006 in a registered exchange offer completed in September 1996.

         Recapitalization

         On July 16, 1998, Holdings entered into a recapitalization agreement with the Company and REM Acquisition, Inc., a transitory Delaware merger corporation ("REM"), sponsored by Fenway Partners, Inc., ("Fenway"). Pursuant to the agreement, on October 29, 1998 REM merged with and into Holdings (the "Recapitalization"), with Holdings being the surviving corporation. The Recapitalization resulted in certain stockholders of Holdings who are affiliates of or investors arranged by Investcorp receiving an aggregate amount of cash equal to approximately $193.4 million, and certain stockholders of Holdings who are or were members of management of the Company receiving an aggregate amount of cash equal to approximately $14.0 million. Investcorp retained shares of common stock of Holdings with a then estimated fair value of $9.0 million and management retained shares of stock and options to purchase stock of Holdings with a then estimated fair value of $16.5 million. As part of the Recapitalization, REM purchased all of the shares of Series A Preferred Stock of the Company (the "Series A Preferred Stock") owned by the ESOP that had been allocated to its participants for an aggregate purchase price of $15.4 million, and the ESOP exchanged its remaining unallocated shares of Series A Preferred Stock for shares of common stock of Holdings. The Series A Preferred Stock purchased by REM was cancelled in connection with the Transactions, as defined below. The ESOP retained shares of stock of Holdings with a then estimated fair value of $23.4 million.

         Financing for the Recapitalization, the related transactions, and the fees and expenses incurred therewith, was provided by (i) the Company's borrowings under a new $270.0 million senior credit facility (the "Senior Credit Facility") which refinanced the majority of the Company's existing senior and subordinated obligations, (ii) the Company's borrowings of $75.0 million under Senior Subordinated Bridge Loans (the "Senior Bridge Loans"), (iii) the Company's borrowings of $30.0 million under the Junior Subordinated Notes (the "Junior Simmons Notes") issued to an affiliate of Fenway, (iv) Holdings' borrowings of $10.0 million under Junior PIK Notes (the "Junior PIK Notes") issued to an affiliate of Fenway, and (v) $177.0 million of capital provided by Fenway, affiliates of Investcorp, management and certain other investors of Holdings.

         The Recapitalization, the refinancing under the Senior Credit Facility, the Senior Bridge Loans financing, the Junior Simmons Notes and the Junior PIK Notes financing are collectively referred to herein as the "Transactions". As a result of the Recapitalization and related transactions, Simmons Holdings, LLC, an entity controlled by funds managed by Fenway, acquired 75.1% of the outstanding voting shares of Holdings, and management, the ESOP and Investcorp retained approximately 5.9%, 13.7% and 5.3%, respectively, of the outstanding shares of Holdings. The Company has accounted for the Transactions as a leveraged recapitalization, whereby the historical bases of the assets and liabilities of the Company have been maintained.

         On March 16, 1999, we completed a refinancing (the "March 1999 Refinancing"), which consisted of the sale of $150.0 million of 10.25% Senior Subordinated Notes due 2009 (the "Notes") pursuant to a private offering. We used the net proceeds from this offering to:

         - repay the indebtedness and related accrued interest under the Senior Bridge Loans and the Junior Simmons Notes issued by us;

         - repay the amounts outstanding and related accrued interest under our revolving credit facility; and

         - prepay a portion of the amounts outstanding and related accrued interest under our term loan facility.

         On September 9, 1999, we issued 10.25% Series B Senior Subordinated Notes due 2009 (the "New Notes") in exchange for all Notes, pursuant to an exchange offer whereby holders of the Notes received New Notes which have been registered under the Securities Act of 1933, as amended, but are otherwise identical to the Notes.

         MANAGEMENT CHANGES

         On January 4, 2000, Mr. Zenon Nie resigned as our Chairman of the Board of Directors, Chief Executive Officer and President, and Charles R. Eitel was hired as Chairman of the Board of Directors and Chief Executive Officer. During January 2000, Mr. Eitel completed an assessment of the effectiveness of our organizational structure, and in early February, 2000, we undertook an enterprise-wide management reorganization to reflect a new management structure going forward. The management reorganization resulted in the termination of 14 management employees. In connection with that reorganization, the following executive officer changes occurred:

         - Peter Brink was hired as Executive Vice President and Chief Operations Officer in February 2000. Mr. Brink resigned from the Company in January 2001.

         - Robert W. Hellyer was promoted to Executive Vice President--Sales in March 2000. In July 2000, Mr. Hellyer was promoted to Executive Vice President--Sales and Marketing and in January 2001 he became President of the Company.

         - William S. Creekmuir was hired as Executive Vice President and Chief Financial Officer in April 2000.

          INDUSTRY OVERVIEW

         The domestic wholesale bedding industry generated sales of over $4.5 billion in 2000 according to industry sales data compiled by the International Sleep Products Association ("ISPA"). Although fragmented with approximately 700 manufacturers, the industry is mature and stable. The stability of the bedding market is supported by the fact that over 70% of bedding sales result from replacement purchases. We believe that key demographic trends are driving growth in the demand for larger sized, premium bedding products including;

- the rapidly growing 45-64 year old population category, a group with higher levels of disposable income and which historically has been more likely to purchase premium bedding;

- the increasing consumer awareness of the health-related benefits of proper rest; and

-        the increasing number and size of bedrooms in homes.

         Most conventional bedding is sold to furniture stores and specialty sleep shops. The remaining channels of distribution include department stores, national mass merchants, membership clubs and contract customers.

         COMPETITION

         While there are approximately 700 bedding manufacturers in the United States, three companies, Simmons, Sealy Corporation ("Sealy"), and Serta, Inc. ("Serta") account for more than half of the industry's wholesale revenues. We believe we principally compete against these two primary competitors on the basis of brand recognition, product selection and quality and the quality of customer support programs, which include cooperative advertising, sales force training and marketing assistance. We believe we compare favorably to our primary competitors in each of these areas. In addition, only Simmons and Sealy have national, company operated manufacturing and distribution capabilities.

         The rest of the United States' conventional bedding market consists of approximately seven smaller national manufacturers and nearly 700 independent local and regional manufacturers. These local and regional manufacturers generally focus on the sale of lower price point products. While we primarily manufacture high margin, differentiated bedding products, we also offer a full line of bedding products to our retailer base in order for these retailers to maintain their competitive positioning.

PRODUCTS

         We provide our retail customers with a full range of mattress products that cover the breadth of marketplace price points ($499 to $5,000 queen set price) and offer consumers better sleep quality solutions to common causes of poor sleep. Our focus on the sleep quality benefits of our products differs from the rest of the industry in our employment of differentiated product constructions, research-based sleep quality claims and marketing programs that promote better sleep benefits instead of the traditional comfort and price feature selling.

         All of our products are built from one of two spring unit construction techniques: Pocketed Coil(TM) (Marshall Coil) springs or open coil constructions. The Beautyrest(R) line of products utilize our patented Pocketed Coil(TM) springs, whose rows are joined at the center third of the coils instead of the top. This patented way of attaching rows of coils allows for each coil to depress independent of the adjacent coils, resulting in better conformability to the sleeping body and the reduction of motion transferred across the bed from one partner to the other. Competitive attempts to copy this product benefit must affix their coils at the top and bottom, which is not capable of offering the unique Beautyrest(R) "Do Not Disturb" benefit.

         Our open coil products differ from traditional open coil mattresses in the design of our coil unit. Our BackCare(R) open coil units are zoned into five distinct comfort and support zones that mirror the natural s-shape of the spine. We use other open coil units in our promotional product lines targeted at the under $500 queen price segment. The coil units used in these products are also unique to our products.

         In 2000, we introduced the first full line of mattresses that consumers never-needs-to-flip. This innovative design offers enhanced sleep benefits and product durability, along with the consumer convenience of never having to flip their mattress. This innovative never-need-to-be-flipped design was introduced into the Beautyrest(R) line in early 2000, the BackCare(R) line in late 2000 and is being incorporated into most other of our mattresses as their designs are updated and introduced.

         Beautyrest(R). Beautyrest(R), our flagship premium product, has been our primary brand since we introduced it in 1925 and is expected to continue generating the majority of our sales. The Beautyrest(R) product was redesigned in 2000 with improved partner motion separation benefits and the convenience of never needing to be flipped. Beautyrest(R) is sold primarily through furniture stores, mattress specialty stores and department stores. All Beautyrest(R) retail floor samples display a Motion Separation Index label that allows consumers to compare the Beautyrest(R) Do Not Disturb benefit to competitive constructions and other Beautyrest(R) models.

         Beautyrest(R) World Class Exceptionale and DreamScapes(TM). Exceptionale and DreamScapes(TM) are the luxury price point extensions of the Beautyrest(R) line. Unlike other mattress brands, which build their luxury line by adding foam, fiber and non-sleep-related accessories, Exceptionale and DreamScapes(TM) are the only luxury product lines that offer our exclusive Pocketed Coil(TM)-on-Pocketed Coil(TM) construction. This unique construction offers a different comfort level from the non-luxury price point Beautyrest(R) models and the combined benefits of comfort and reduced motion transfer.

         BackCare(R). BackCare(R), our second flagship brand, was introduced in 1995 and redesigned with improved benefits and a never-needs-to-be-flipped design in late 2000. BackCare(R) is designed with five distinct comfort and support zones that mirror the natural s-shape of the human spine. This five zoned construction is built into every component of the mattress. A Lumbar Support Index label at retail helps consumers choose between 10%, 20% or 30% incremental support in the lumbar region of the bed. BackCare(R) is endorsed by the National Foundation for Spinal Health.

         Deep Sleep(R), BackGuard(R) and Maxipedic(R). Our three other lines of open coil products targeted at the traditional under $500 queen price points. These products each utilize a unique product construction from competitive open coil units, offering better sleep benefits not available from traditional open coil mattresses.

         Olympic(R) Queen. In October 2000, we introduced Olympic(R) Queen, the first new size in mattresses since Simmons introduced the king and queen sizes in 1958. The Olympic(R) Queen offers consumers 10% more sleeping surface than a traditional queen without requiring they replace their traditional queen frame with a wider bed. This new size, which is available in both Beautyrest(R) and BackCare(R) models, is targeted at queen mattress owners who would prefer a wider mattress but will not buy one because of their existing queen bed frame or the size of their bedroom. We are importing specially designed Egyptian Cotton Olympic(R) Queen sheets that our retailers can sell. We have also worked with most of the major linen manufacturers in the development of their own Olympic(R) Queen sheets.

         CUSTOMERS

         Our strong brand name and reputation for high quality products, innovation and service to our customers, together with the highly attractive retail margins associated with bedding products, have enabled us to establish a strong customer base throughout the United States and across all major distribution channels, including furniture stores, specialty sleep shops, department stores and warehouse showrooms. We manufacture and supply conventional bedding to over 6,100 retail outlets, representing approximately 3,000 customers. Furthermore, our sales to specialty sleep shops, the fastest growing channel of retail bedding distribution, has been increasing.

         We also distribute branded products on a contract sale basis directly to institutional users of bedding products such as hotels, motels, hospitals, dormitories and certain agencies of the United States government. Major commercial accounts include Starwood Hotels, Cendant Corp., Best Western International Inc., and The Walt Disney Company. In 1999, Starwood Hotels selected Beautyrest(R) as the bed for their "Heavenly Bed" program. Starwood's Heavenly Bed program is a luxury hotel room program targeted at their Preferred Customer Club members.

         Our 10 largest customers accounted for approximately 32% of 2000 net sales. No one customer represented more than 10% of net sales in 2000.

SALES, MARKETING AND ADVERTISING

         Our products are sold by approximately 175 local field sales representatives, backed by sales management at each of our 18 manufacturing facilities, as well as national account representatives that give direction and support for sales to national accounts. This selling infrastructure provides retailers with coordinated national marketing campaigns, as well as local support that is tailored to the competitive environments of the local market.

         Our sales support focuses on two areas:

                  - cooperative promotional advertising and other retail support programs designed to complement individual retailers' marketing programs, and

                  - national consumer communications designed to establish and build brand awareness among consumers.

         We develop advertising and retail sales incentive programs specifically for each individual retailer. Point-of-sale materials including mattresses and foundation displays that we design and supply highlight the differentiating features of our products. In addition, we offer training for retail sales people through a internal representative training program. We believe that our sales training and consumer education programs are the most effective in the industry. We have designed these programs, delivered on-site at our retailers' facilities or at our research and education center, to teach retail floor salespeople product knowledge and sales skills. We seek to improve our retailers' unit sales as well as increase sales of bedding in the higher price segment. We also establish individual incentive programs for our customers and their sales personnel. Our sales force is trained extensively in advertising, merchandising and salesmanship which increases the value of the marketing support they provide to retailers. We believe that our focus on the training of sales representatives and our customers' retail salespeople differentiates us from most of our largest competitors.

         SUPPLIERS

         We purchase substantially all of our conventional bedding raw materials centrally in order to maximize economies of scale and volume discounts. The major raw materials that we purchase are wire, spring components, lumber, cotton, insulator pads, innersprings, fabrics and roll goods consisting of foam, fiber, ticking and non-wovens. We obtain a large percentage of our required raw materials from a small number of suppliers. In 2000, we bought approximately 83% of our raw material needs from 10 suppliers. Supplier concentration is common in the bedding industry.

         We have long-term supply agreements with Leggett & Platt, Incorporated, Foamex International Inc. and Amoco Fabrics and Fiber Company. With the exception of Leggett & Platt, we believe that we can readily replace our other suppliers because we have identified and used alternative sources. Leggett & Platt supplies the majority of several components, including spring components, insulator pads, wire, fiber, quilt backing and flange material, to the bedding industry. In 2000, we bought approximately 28% of our raw materials from Leggett & Platt. We expect that in 2001 we will buy a comparable portion of our raw materials from Leggett & Platt. To ensure a long-term adequate supply of various components, we have entered into agreements with Leggett & Platt, generally expiring in the year 2010, for the supply of grid tops, innersprings and wire. Among other things, these agreements generally require us to purchase a majority of our requirements of several components from Leggett & Platt.

         SEASONALITY/OTHER

         Our sales volume is somewhat seasonal, with sales generally lower during the first quarter of each year than in the remaining three quarters of the year. Historically, our working capital borrowings have increased during the first half of each year and have decreased in the second half of each year. We also experience a seasonal fluctuation in profitability, with our gross profit percentage during the first quarter of each year slightly lower than those obtained in the remaining part of the year. We believe that seasonality of profitability is a factor that generally affects the conventional bedding industry and that it is primarily due to retailers' emphasis in the first quarter on price reductions and promotional bedding and manufacturers' emphasis on close-outs of the prior year's product lines. These two factors together result in lower profit margins.

         Most of our sales are by short term purchase orders. Since the level of production of products is generally prompted to meet customer order demand, we have a negligible backlog of orders. Most finished goods inventories of bedding products are physically stored at manufacturing locations until shipped (usually within days of manufacture).

         MANUFACTURING AND FACILITIES

         The Company manufactures most conventional bedding to order and has adopted "just-in-time" inventory techniques in its manufacturing process to more efficiently serve its dealers' needs and to minimize their inventory carrying costs. Most bedding orders are scheduled, produced and shipped within three days of receipt. This rapid delivery capability allows us to minimize our inventory of finished products and better satisfy customer demand for prompt shipments.

         We operate 18 bedding manufacturing facilities in 16 states and Puerto Rico. We invest substantially in new product development, enhancement of existing products and improved operating processes. We believe new product development and product enhancements are crucial to maintaining our strong industry position. We maintain close contact with bedding industry developments through sleep research conducted by industry groups and by our own marketing and engineering departments, as well as through participation in the Better Sleep Council, an industry association that promotes awareness of sleep issues, and the International Sleep Products Association. Our marketing and manufacturing departments work closely with the engineering staff to develop and test new products for marketability and durability.

         We also seek to reduce costs and improve productivity by continually developing more efficient manufacturing and distribution processes at the Simmons Institute of Technology and Education ("SITE"), a state-of-the-art 38,000 square foot research and education center in Atlanta, Georgia. Approximately 25 engineers and technicians are employed full-time at SITE. These employees ensure that we maintain high quality products by conducting product and materials testing, designing manufacturing facilities and equipment and improving process engineering and development. We believe that our engineering staff gives us a competitive advantage over some of our competitors who do not have significant in-house engineering departments.

         WARRANTIES AND PRODUCT RETURNS

         Our conventional bedding products generally offer 10 year limited warranties against manufacturing defects, while some promotional products carry one year warranties. We believe that our warranty terms are generally consistent with those of our primary national competitors. The historical costs to us of honoring warranty claims have been immaterial. We have also experienced non-warranty returns for reasons generally related to order entry errors and shipping damage. We resell our non-warranty returned products primarily through as-is furniture dealers or Simmons outlet stores.

         PATENTS, TRADEMARKS AND LICENSES

         We own many trademarks, including Simmons(R), Beautyrest(R), BackCare(R), DreamScapes(TM), Deep Sleep(R), BackGuard(R) and Pocketed Coil(TM), most of which are registered in the United States and in many foreign countries. We protect our manufacturing equipment and processes as trade secrets and through patents. We possess several patents on the equipment used to manufacture our Pocketed Coil(TM) innersprings. While we do not consider our overall success to be dependent upon any particular intellectual property rights, we cannot assure you that the degree of protection offered by the various patents will be sufficient, that patents will be issued in respect of pending patent applications, or that we will be able to protect our technological advantage upon the expiration of our patents. If we were unable to maintain the proprietary nature of our intellectual property, our financial condition or results of operations could be materially adversely affected.

         INTERNATIONAL AND LICENSING

         During the late 1980's and early 1990's, we disposed of most of our foreign operations and secondary domestic lines of business. As a result, we now license the Simmons(R) name and many of our trademarks, processes and patents on an exclusive basis to third-party manufacturers to produce and distribute conventional bedding products within their designated territories. These licensing agreements allow the Company to reduce exposure to political and economic risk abroad by minimizing investments in those markets. We have seventeen foreign licensees located in Argentina, Asia, Australia, Brazil, Canada, Chile, Dominican Republic, El Salvador, Israel, Mexico, Morocco, Oman, Panama, South Africa, Venezuela, Western Europe, and the West Indies who sell Simmons branded products in over 100 countries.

         Additionally, we have 8 domestic third-party licensees. These licensees manufacture and distribute juvenile bedding and non-bedding upholstered furniture, primarily on perpetual or automatically renewable terms. Additionally, we have licensed the Simmons(R) name and other trademarks, generally for limited terms, to manufacturers of adjustable beds, down comforters, pillows, bed pads, blankets, futons, airbeds and waterbeds.

         In 2000, 1999 and 1998 our licensing agreements as a whole generated royalties of approximately $8.3 million, $7.7 million and $7.8 million, respectively, which are accounted for as a reduction of selling, general and administrative expenses in the consolidated statements of operations included herein.

         EMPLOYEES

         As of February 28, 2001, we had approximately 3,300 full-time employees. Approximately 1,300 of these were represented by labor unions. Employees at nine of our 18 manufacturing facilities are represented by various labor unions with separate collective bargaining agreements. Collective bargaining agreements typically are negotiated for four-year terms. A majority of our current agreements expire in 2001. Manufacturing employees of the unionized plants have negotiated various contracts with the Upholstery Division of the United Steelworkers, the International Brotherhood of Teamsters, United Furniture Workers, International Longshoremen's and Warehousemen's Union and International Association of Machinists and Aerospace Workers. We consider overall relations with our workforce to be satisfactory. We have had no labor-related work stoppages in over 20 years. However, any work stoppage could result in a material adverse effect on our financial condition or results of operations. Since 1980, we have opened nine new plants, none of which are unionized. Approximately 1,900 of our current and former employees are participants in the ESOP.

         REGULATORY MATTERS

         As a manufacturer of bedding and related products, we use and dispose of a number of substances, such as glue, lubricating oil, solvents, and other petroleum products, that may subject us to regulation under numerous federal and state statutes governing the environment. Among other statutes, we are subject to the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act, the Clean Air Act and related state statutes and regulations. We have made and will continue to make capital and other expenditures to comply with environmental requirements. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of our properties, we may be held liable and the amount of such liability could be material and our financial condition or results of operations could be materially adversely affected. We are currently evaluating our potential liability with respect to the cleanup of environmental contamination at and in the vicinity of our leased manufacturing facilities in San Leandro, California and Piscataway, New Jersey.

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

         FORWARD-LOOKING STATEMENTS

         "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. A number of the matters and subject areas discussed in the foregoing "Business" section and in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and such discussion also may materially differ from our actual future experience involving any one or more of such matters and subject areas. We have attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the our current expectations regarding the relevant matter or subject area. The operation and results of our bedding manufacturing business may also be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere in the foregoing "Business" section and in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," including, but not limited to, general economic conditions in the geographic areas and market segments in which we operate, the ability to achieve further market penetration, additional customers and distribution channels, aggressive promotional and discounting tactics by certain of our national competitors, and other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission (the "SEC").

ITEM 2.      PROPERTIES

Our corporate offices are located in approximately 49,000 square feet of leased office space at One Concourse Parkway, Atlanta, Georgia 30328. The following table sets forth selected information regarding manufacturing and other facilities we operated as of February 28, 2001:

                                                                         Year of
                                                              Date       Lease           Square
                            Location                        Occupied   Expiration        Footage
                            --------                        --------   ----------        -------
       Manufacturing Facilities:
            Atlanta, Georgia                                  1992        2007           148,300
            Charlotte, North Carolina                         1993        2003           174,960
            Columbus, Ohio                                    1988        2004           190,000
            Dallas, Texas                                     1998        2008           140,981
            Denver, Colorado                                  1998        2008           129,000
            Fredericksburg, Virginia                          1995        2010           128,500
            Honolulu, Hawaii                                  1993        2003            58,530
            Jacksonville, Florida                             1973        2003           205,729
            Janesville, Wisconsin                             1982        Owned          288,700
            Shawnee, Kansas                                   1997        Owned          130,000
            Los Angeles, California                           1982        2005           223,382
            Phoenix, Arizona                                  1997        2007           103,408
            Piscataway, New Jersey                            1988        2003           264,908
            Salt Lake City, Utah                              1998        2008            77,500
            San Leandro, California                           1964        2007           260,500
            Seattle, Washington                               1992        2002           133,610
            Springfield, Massachusetts                        1988        2006           129,000
            Trujillo Alto, Puerto Rico                        1998        Owned           50,000
                                                                                    -------------
                   Subtotal                                                            2,837,008

       Other Facilities in Atlanta, Georgia:
            Corporate Headquarters                            1992        2010            49,045
            SITE Research and Development Center              1994        2005            38,000
            Consumer Service Center                           1977        2003            30,960
                                                                                    -------------
                   Total Square Footage                                                2,955,013
                                                                                    =============

         Our manufacturing facilities yield a combined practical capacity of over 25,000 units per day, assuming two eight-hour shifts daily. Management believes that our facilities, taken as a whole, have adequate productive capacity and sufficient manufacturing equipment to conduct business at levels meeting current demand.

         In addition, we operate 20 retail outlet stores with approximately 160,000 square feet, in the aggregate; and 37 retail stores with approximately 143,000 square feet, in the aggregate, through our Gallery Corp. subsidiary.

ITEM 3.      LEGAL PROCEEDINGS

         On April 3, 1998, Serta filed a complaint against Simmons in the United States District Court for the Northern District of Illinois, Eastern Division, alleging that some Simmons products--including those sold in connection with the trademarks Connoisseur Collection(R), Crescendo(TM), and some World Class Beautyrest(R) and BackCare(R) Ultimate models--infringed one of their U.S. patents and that our use of the term "Crescendo" infringed their alleged common-law trademark, "Crescendo". Serta sought compensatory damages in an unspecified amount, interest, an accounting and disgorgement of profits derived from allegedly infringing acts, treble damages, an order enjoining further alleged infringement and requiring destruction of allegedly infringing items, costs, expenses and attorney's fees. We have denied the material allegations of the complaint. We also asserted affirmative defenses and/or counterclaims against Serta alleging non-infringement, invalidity and unenforceability of the patent-in-suit, and alleging infringement by Serta of our rights in the term "Crescendo" in various geographic areas to the extent usage of the term by both Serta and us would be confusingly similar. Serta requested the Patent and Trademark Office (the "PTO") to reexamine the patent-in-suit. Pending the outcome of the reexamination, and by agreement of the parties, the pending lawsuit was stayed. In April 1999, the PTO reinstated Serta's patent and the stay in the action was lifted.

         In October 1999, Serta amended its Complaint to join 14 U.S. licensee/shareholders as plaintiffs and to add a claim for false advertising under the Lanham Act as well as seek damages and injunctive relief in connection with that claim. We denied the material allegations of the amended Complaint and asserted additional affirmative defenses and an additional counterclaim seeking a declaratory judgment for unenforceability of the patent-in-suit due to fraud on the PTO.

         On December 28, 2000, we reached a settlement of this lawsuit with Serta and its licensees/shareholders. While we maintain that we did not infringe on any of Serta's patents or trademarks, in order to conclude the matter and avoid additional cost of protracted litigation, we agreed to pay Serta $4.25 million, payable $2.125 million at the time of the execution of the Settlement Agreement with the balance payable in installments of $531,250 at the end of each calendar quarter during the year 2001. While not acknowledging the validity of the patent, we also agreed not to challenge the patent's validity and further agreed during the life of the patent not to manufacture or sell mattresses in the United States containing certain specific configurations.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

         There is no established public trading market for any class of common equity of the Company. As of December 30, 2000 there is one holder of record of the Company's common shares.

         No dividends have been paid on any class of common equity of the Company during the last three fiscal years. Pursuant to the restrictions contained in the Senior Credit Facility and the Indenture governing the New Notes (the "Indenture"), the Company is not expected to be able to pay dividends on its common stock for the foreseeable future, other than certain limited dividends permitted by the Senior Credit Facility and the Indenture.

ITEM 6.      SELECTED FINANCIAL DATA

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                             (dollars in thousands)

         Set forth below are our selected historical consolidated financial data. We derived our historical Statements of Operations and Balance Sheet Data for 2000, 1999, 1998, 1997, the period from March 22, 1996 through December 28, 1996 and the period from December 31, 1995 through March 21, 1996 from our consolidated financial statements. You should read the information presented below along with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and accompanying notes and other financial information appearing in
Item 8.

         As a result of the Investcorp Acquisition, our assets and liabilities were adjusted to reflect their estimated fair values as of March 22, 1996. In addition, we entered into new financing arrangements and changed our capital structure in October 1998. Accordingly, the results for the periods subsequent to the Investcorp acquisition are not comparable to the prior historical periods presented.

         You should note the following when reading the table below:

- EBITDA represents earnings before interest expense, income tax expense, depreciation and amortization. We believe that EBITDA is a widely accepted financial indicator of a company's ability to service or incur debt and a similar measure is utilized for purposes of the covenants contained in the Indenture. EBITDA and adjusted EBITDA are not measurements of operating performance calculated in accordance with generally accepted accounting principles and should not be considered substitutes for operating income, net income, cash flows from operating activities, or other statements of operations or cash flow data prepared in accordance with generally accepted accounting principles, or as measures of profitably or liquidity. EBITDA and adjusted EBITDA may not be indicative of our historical operating results, nor are they meant to be predictive of potential future results. Our calculation of EBITDA and adjusted EBITDA may not be comparable to those recorded by other companies.

- Working capital represents total currents assets, excluding cash and equivalents, less total current liabilities, excluding current maturities of long-term debt and capital lease obligations.




                                                                 Successor                                   Predecessor
                                     -------------------------------------------------------------------    --------------
                                                                                             Period from     Period from
                                                                                              March 22,       Dec. 31,
                                      Year ended    Year ended    Year ended    Year ended       1996        1995 through
                                       Dec. 30,      Dec. 25,      Dec. 26,      Dec. 27,    through Dec.      March 21,
                                          2000         1999           1998         1997        28, 1996          1996
                                       ---------     ---------     ---------     ---------   -----------     ------------
                                       (53 weeks)   (52 weeks)     (52 weeks)    (52 weeks)
STATEMENT OF OPERATIONS DATA:
Net sales                              $ 727,087     $ 619,526     $ 600,773     $ 550,085     $ 423,870     $ 106,431
Cost of products sold                    405,507       350,721       348,842       319,074       254,127        66,630
                                       ---------     ---------     ---------     ---------     ---------     ---------
Gross margin                             321,580       268,805       251,931       231,011       169,743        39,801
Operating expenses:
   Selling, general and
        administrative expenses          280,410       219,924       202,213       183,556       135,762        35,846
   ESOP expense                            7,117         7,169         6,453         6,230         3,797         1,203
   Management compensation--
        severance related                  3,777         6,600          --            --            --            --
   Management compensation--
        transaction related                 --            --          14,223          --           4,085          --
   Amortization of intangibles             8,367         7,628         7,629         7,679         5,650         1,324
                                       ---------     ---------     ---------     ---------     ---------     ---------
                                         299,671       241,321       230,518       197,465       149,294        38,373
                                       ---------     ---------     ---------     ---------     ---------     ---------
Operating income                          21,909        27,484        21,413        33,546        20,449         1,428

Interest expense, net (1)                 34,957        32,918        23,369        19,650        15,601         1,585
Other expense (income), net                1,778         1,627         2,406         1,009        (2,852)         --
                                       ---------     ---------     ---------     ---------     ---------     ---------
Income (loss) before income taxes
     and extraordinary item            $ (14,826)    $  (7,061)    $  (4,362)    $  12,887     $   7,700     $    (157)
                                       =========     =========     =========     =========     =========     =========
Net income (loss)                      $ (10,963)    $  (9,129)    $ (19,019)    $   6,362     $   1,312     $    (439)
                                       =========     =========     =========     =========     =========     =========

OTHER DATA:
Adjusted EBITDA (2)                    $  72,328     $  66,740     $  62,264        58,420     $  42,737     $   5,739
Adjusted capital expenditures (3)         13,290         9,659         8,989         7,616         4,203           523
Depreciation and amortization             19,558        17,959        16,593        13,549         9,118         2,198


BALANCE SHEET DATA (END OF
    PERIOD):
Working capital                        $  55,457     $  53,897     $  46,567     $  37,133     $  42,414     $    --
Total assets                             416,861       406,100       400,061       375,125       367,849          --
Total debt, including current
      maturities                         325,274       333,983       313,469       184,443       196,815          --
Total common stockholders'
      equity (deficit)                   (36,402)      (23,332)      (12,301)       92,614        86,291          --


(1)    Interest expense                $  33,505     $  31,686     $  22,776     $  19,293     $  15,199     $   1,537
       Amortization of deferred debt
           issuance costs                  1,801         1,433           777           613           521            84
        Interest income                     (349)         (201)         (184)         (256)         (119)          (36)
                                       ---------     ---------     ---------     ---------     ---------     ---------
        Interest expense, net          $  34,957     $  32,918     $  23,369     $  19,650     $  15,601     $   1,585

         Interest expense, net for the years ended 2000, 1999 and 1998 reflects the increase in senior and subordinated loan indebtedness associated with the leveraged recapitalization effective October 29, 1998. See
         Note 1 of the "Notes to Consolidated Financial Statements."

(2)      Items added back to EBITDA to arrive at adjusted EBITDA are as follows:

                                                                    Successor                                 Predecessor
                                      ----------------------------------------------------------------------  ------------
                                                                                                Period          Period
                                                                                                  from            from
                                                                                                March 22,       Dec. 31,
                                                                                                  1996           1995
                                       Year Ended    Year Ended    Year Ended    Year Ended     through         through
                                         Dec. 30,      Dec. 25,      Dec. 26,      Dec. 27,     Dec. 28,       March 21,
                                           2000          1999          1998          1997          1996           1996
                                        ---------     ---------     ---------     ---------     ---------      ---------
                                       (53 weeks)     (52 weeks)    (52 weeks)    (52 weeks)

EBITDA                                  $  48,584     $  52,612     $  44,459     $  53,325     $  33,364     $   4,829
Management compensation--
     severance related                      3,777         6,600          --            --            --            --
Management compensation--
     transaction related                     --            --          14,223          --           4,085          --
Interest income                               349           201           184           256           119            36
Charges related to change in
     retail investment strategy             7,801          --            --            --            --            --
Serta settlement                            4,250          --            --            --            --            --
Serta legal fees                            2,000          --            --            --            --            --
Heilig-Meyers bad debt charge               1,820          --            --            --            --            --
Montgomery Ward bad debt charge             1,500          --            --            --            --            --
Gallery Corp. operating loss                1,673          --            --            --            --            --
Non-cash variable stock option
   compensation                               574          --            --            --            --            --
SWIFT/UNITE expense                          --            --           2,208         2,347         3,467           640
Management strategic initiatives             --             444           418         1,693          --            --
Receivable write-off (a)                     --           6,883          --            --            --            --
Inventory written-up to fair
    market value (b)                         --            --            --            --           1,000          --
Discontinued product line                    --            --             772           799           702           234
                                        ---------     ---------     ---------     ---------     ---------     ---------
    Adjusted EBITDA                     $  72,328     $  66,740     $  62,264     $  58,420     $  42,737     $   5,739
                                        =========     =========     =========     =========     =========     =========

         (a)      For specific information related to this write-off, see Item
                  7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         (b) Reflects non-recurring write-up to fair market value in connection with the Investcorp Acquisition.

(3)      Adjusted capital expenditures are exclusive of expenditures related to:





                                                                 Successor                                Predecessor
                                     -------------------------------------------------------------------  --------------
                                                                                                Period          Period
                                                                                                  from            from
                                                                                                March 22,       Dec. 31,
                                                                                                  1996           1995
                                       Year Ended    Year Ended    Year Ended    Year Ended     through         through
                                         Dec. 30,      Dec. 25,      Dec. 26,      Dec. 27,     Dec. 28,       March 21,
                                           2000          1999          1998          1997          1996           1996
                                        ---------     ---------     ---------     ---------     ---------      ---------
SWIFT/UNITE                            $      -      $       -        $2,808        $3,786       $6,531           $1,044
New plant facilities                          -              -         3,756         4,299        2,612                -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion along with the "Selected Consolidated Financial and Other Data" and our consolidated financial statements and the accompanying notes included elsewhere herein.

RESULTS OF OPERATIONS

         The following table sets forth some components of our consolidated statement of operations data expressed as a percentage of net sales:

                                                                              Fiscal Year
                                                               -------------------------------------------
                                                                   2000           1999           1998
                                                               -------------  -------------  -------------
                                                                (53 weeks)      (52 weeks)     (52 weeks)
Net sales                                                          100.0%         100.0%         100.0%
Cost of products sold                                               55.8%          56.6%          58.1%
                                                               -------------  -------------  -------------
     Gross margin                                                   44.2%          43.4%          41.9%
Selling, general and administrative expenses                        38.6%          35.5%          33.7%
ESOP expense                                                         0.9%           1.1%           1.1%
Management compensation--severance related                           0.5%           1.1%           --
Management compensation--transaction related                          --             --            2.4%
Amortization of intangibles                                          1.2%           1.2%           1.2%
                                                               -------------  -------------  -------------
     Operating income                                                3.0%           4.5%           3.5%
Interest expense, net                                                4.8%           5.3%           3.9%
Other expense, net                                                   0.2%           0.3%           0.4%
                                                               -------------  -------------  -------------
     Loss before income taxes
          and extraordinary item                                    (2.0)%         (1.1)%         (0.8)%
Income tax benefit                                                  (0.5)%           --           (0.1)%
                                                               -------------  -------------  -------------
     Loss before extraordinary item                                 (1.5)%         (1.1)%         (0.7)%
Extraordinary loss from early extinguishment of
     debt, net of income tax benefit                                  --            0.4%           2.5%
                                                               -------------  -------------  -------------
Net loss                                                            (1.5)%         (1.5)%         (3.2)%
                                                               =============  =============  =============

FISCAL 2000 AS COMPARED TO FISCAL 1999

         Net Sales. Net sales for the year ended December 30, 2000 increased 17.4%, or $107.6 million, to $727.1 million in 2000 from $619.5 million in 1999.
The increase was due primarily to a 11.0%, or $67.5 million, increase in bedding unit sales volume and a 6.4%, or $43.8 million, increase in bedding average unit selling price. Sales of non-conventional items such as bunkies/boards, heaters and other accessories declined approximately $3.7 million. The successful launch of the Beautyrest(R) 2000 product line was the primary reason for the year-over-year growth. The year-to-date sales increase occurred despite a decline in sales to The Heilig-Meyers Company ("Heilig-Meyers"), our largest customer, of $21.5 million.

         Cost of Products Sold. As a percentage of net sales, cost of products sold for the year ended December 30, 2000 decreased 0.8 percentage point to 55.8% from 56.6% in 1999. Our gross margin improvement versus 1999 of 0.8 percentage point to 44.2% for the year reflects the increased absorption of fixed costs through higher sales volume and improved product mix of Beautyrest(R) 2000 products.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the year ended December 30, 2000 increased 3.1 percentage points to 38.6% from 35.5% in 1999. This increase is primarily attributable to the following:

                        Simmons Company and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations - Continued
--------------------------------------------------------------------------------

         - a charge of $7.8 million (1.1% of net sales), in the aggregate, to write-off transaction fees and to adjust the receivable balances for two former customers to estimated net realizable value relating to the change in our retail investment strategy;

         - a charge of $6.25 million (0.9% of net sales) to settle the Serta litigation and legal fees associated with litigation;

         - charges of $3.3 million, in the aggregate, (0.5% of net sales) to reserve for amounts that may ultimately prove uncollectible from Heilig-Meyers and Montgomery Ward;

         - operating losses of $1.7 million (0.2% of net sales) related to Gallery Corp.;

         - an increase in cooperative advertising and promotion costs related to the Beautyrest(R)2000 product line;

         - increased distribution expenses resulting from higher fuel costs, increased trailer rentals, and the increase in sales;

         -        increased national advertising expenses;

         -        an increase in the bonus expense in 2000; and

         -        increased employee training expenses.

Offsetting these increases, in part, were operating costs being spread over a larger revenue base.

         ESOP Expense. ESOP expense remained stable at approximately $7.0 million for the year ended December 30, 2000 compared to the year ended December 25, 1999.

         Management Compensation--Severance Related. In connection with the termination of certain senior executives, we incurred costs in 2000 of $3.8 million consisting of:

         - $2.4 million related to the severance provisions contained in certain executive employment agreements and other severance agreements; and

         - $1.4 million related to the cancellation of vested compensatory stock options.

         Amortization of Intangibles. Amortization of intangibles for the year ended December 30, 2000 increased $0.7 million to $8.3 million from $7.6 million for the year ended December 25, 1999 due to amortization of goodwill related to our retail operations.

         Interest Expense, Net. Interest expense, net increased $2.1 million to approximately $35.0 million for the year ended December 30, 2000 from $32.9 million for the year ended December 25, 1999 due primarily to (i) higher interest rates on our Senior Credit Facility obligations; (ii) increased average outstanding borrowings; (iii) an extra week of interest on senior indebtedness during the year (fiscal 2000 was a 53-week year); and (iv) increased amortization of deferred financing costs.

         Other Expense, Net. Other expense, net increased approximately $0.2 million to $1.8 million for the year ended December 30, 2000 compared to $1.6 million for the year ended December 25, 1999 due to higher management advisory fees.

         Income Tax Benefit. Our effective income tax rates of 26.2% and 11.6% for the years ended December 30, 2000 and December 25, 1999, respectively, differ from the federal statutory rate primarily due to non-tax deductible amortization of goodwill.

         Net Income. For the reasons set forth above, we incurred a net loss of $10.9 million for the year ended December 30, 2000 compared to a net loss of $9.1 million for the year ended December 25, 1999.

                        Simmons Company and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations - Continued
--------------------------------------------------------------------------------

         EBITDA. For the reasons set forth above, we had an EBITDA of $48.6 million, or 6.7% of net sales, for the year ended December 30, 2000 compared to $52.6 million, or 8.5% of net sales, for the year ended December 25, 1999. Excluding (i) charges of $3.8 million relating to severance recorded in the first quarter; (ii) charges of $7.8 million, in the aggregate, to write-off transaction fees and to adjust the receivable balances of two former customers recorded in the second and third quarters relating to the change in retail investment strategy; (iii) an increase of $3.3 million to further reserve for amounts that may ultimately prove uncollectible from Heilig-Meyers and Montgomery Ward; (iv) charges of $6.25 million associated with the settlement of the Serta litigation and associated legal fees; (v) a $0.6 million non-cash charge for variable stock option compensation; and (vi) an operating loss of $1.7 million related to Gallery Corp, our EBITDA would have been $72.3 million (adjusted EBITDA), or 9.9% of net sales, for the year ended December 30, 2000.

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

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses increased from 33.7% in 1998 to 35.5% in 1999. We attribute this increase to the following:

         - the non-recurring write-off of $6.9 million related to the assumption of certain assets, leases and liabilities of two customers in exchange for amounts owed to us, See Note 17 to "Notes to Consolidated Financial Statements.";

         - an increase in cooperative advertising and promotion costs as we move our mix toward higher price point products which carry higher promotional rates; and

         -        higher legal and consulting fees.

Offsetting these increases, in part, were lower:

         -        distribution costs; and
         -        various other selling and marketing expenses.

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

                        Simmons Company and Subsidiaries
             Management's Discussion and Analysis of Financial
                Condition and Results of Operations - Continued
--------------------------------------------------------------------------------

         Interest Expense, Net. Interest expense, net increased $9.8 million from $22.5 million in 1998 to $32.2 million in 1999 due primarily to increased indebtedness as a result of the Recapitalization and the March 1999 Refinancing and higher amortization of deferred debt issuance costs in 1999. See Note 1 of the "Notes to Consolidated Financial Statements."

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

         Management Compensation--Transaction Related. In 1998, in connection with the Recapitalization, we incurred non-recurring costs of $14.2 million consisting of:

         - $6.3 million related to the election by management to cancel a portion of their compensatory incentive stock options which were immediately vested; and

         -        $7.9 million of management bonuses.

         Management Compensation--Severance Related. In connection with the termination of and decision to terminate certain senior executives, we incurred costs in 1999 of $6.6 million consisting of:

         - $3.2 million related to the severance provisions contained in certain executive employment agreements; and

         - $3.4 million related to the cancellation of vested compensatory incentive stock options.

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

         Our operating activities provided cash of $20.6 million for the year ended December 30, 2000 compared to $0.9 million for the year ended December 25, 1999. Trade accounts receivable increased $20.8 million during 2000. Also, during 2000, inventories increased $4.7 million due to higher production demands. In addition, our trade accounts payable and accrued expenses also increased during the year by $24.4 million, in total, due to improved cash management. During fiscal year 2000 we prepaid $7.9 million of term loan obligations under our Senior Credit Facility.

         Our capital expenditures totaled $13.3 million for the 2000 fiscal year. These capital expenditures consisted primarily of normal recurring capital expenditures. We believe that annual capital

                        Simmons Company and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations - Continued
--------------------------------------------------------------------------------

expenditure limitations in our Senior Credit Facility and the Indenture will not significantly inhibit us from meeting our ongoing capital needs.

         As of December 30, 2000, we had no borrowings and $58.9 million available under the revolver under the Senior Credit Facility after giving effect to $1.1 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit and after effect of the 2001 amendment set forth below. At December 30, 2000, we were in compliance with our financial covenants under our Senior Credit Facility, as amended.

Effective January 4, 2001, the Company amended its Senior Credit Facility:

         - to waive provision in the Senior Credit Facility that limits the amount of the Serta litigation to $1.5 million and permit the settlement, which totaled $4.25 million. For purposes of calculating adjusted EBITDA for fiscal year 2000 financial covenant calculations, to permit the add-back of $4.25 million for the settlement and $2.0 million in associated legal fees;

         -        to revise the interest rate margin matrix;

         - to permit the Company to enter into an option to sell up to $3.0 million of Heilig-Meyers accounts receivables;

         - to permanently reduce the aggregate amount of the revolver by $20.0 million from $80.0 million to $60.0 million;

         -        to expand our sale/leaseback limitation by $7.0 million;

         -        to modify certain key covenant ratios; and

         -        to increase the capital expenditures limitation.

         The terms of the Senior Credit Facility require an additional payment on the Company's outstanding term loans on an annual basis based upon the Company's Consolidated Excess Cash Flows (as defined in the Senior Credit Facility). Based upon the Company's cash flows for the year ended December 30, 2000, no payment is required under the Consolidated Excess Cash Flow provision.

SEASONALITY

         Our sales volume is somewhat seasonal, with sales generally lower during the first quarter of each year than in the remaining three quarters of the year. Historically, our working capital borrowings have increased during the first half of each year and have decreased in the second half of each year. We also experience a seasonal fluctuation in profitability, with our gross profit percentage during the first quarter of each year slightly lower than that obtained in the remaining part of the year. We believe that seasonality of profitability is a factor that affects the conventional bedding industry generally and that it is primarily due to retailers' emphasis in the first quarter on price reductions and promotional bedding and manufacturers' emphasis on close-outs of the prior year's product lines. These two factors together result in lower profit margins.

ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 137 and SFAS No. 138 (hereafter referred to as "SFAS 133"), is effective for fiscal 2001 for the Company. SFAS 133 standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging

                        Simmons Company and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations - Continued
--------------------------------------------------------------------------------

relationship and, if it is, depending on the type of the hedging relationship. For fair-value hedges in which the Company is hedging changes in an asset's, a liability's, or a firm commitment's fair value, changes in fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedges in which the Company is hedging the variability of cash flows related to a variable-rate asset, variable-rate liability, or a forecasted transaction, the effective portion of the gain or loss on the derivative instrument will be reported in other comprehensive income. The gain or loss on the derivative instrument that is reported in other comprehensive income will be reclassified as earnings in the periods during which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

         The Company's SFAS 133 implementation project was completed by December 30, 2000. While SFAS 133 provides a significant change in accounting guidance related to derivative instruments and hedging activities, the Company has determined that the more stringent accounting and documentation requirements under SFAS 133 will not cause any significant changes in our overall hedging activities.

         Based on the Company's derivative positions at December 30, 2000, the Company has determined that the initial adoption of SFAS 133 will result in an immaterial amount being recorded as a net-of-tax cumulative-effect-type adjustment in accumulated other comprehensive income to recognize at fair value all derivative instruments (interest rate collars) that had previously been designated in a hedging relationship of the variable cash flow exposure of variable-rate loans.

         On December 3, 1999, the staff of the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. SAB 101, as amended, was required to be adopted no later than the fourth quarter of the fiscal year beginning after December 15, 1999 (fiscal 2000). The adoption of SAB 101 did not have a material impact on our financial position and results of operations.

SIGNIFICANT DEVELOPMENTS

Organizational Changes - Severance Arrangements

         On January 4, 2000, we announced that Charles R. Eitel had been appointed as our new Chairman and Chief Executive Officer. During January 2000, Mr. Eitel completed an assessment of the effectiveness of the organizational structure and in early February 2000, we undertook an enterprise-wide management reorganization to reflect a new management structure going forward. The management reorganization resulted in the termination of 14 management employees. During February 2000, we recorded non-recurring severance expense of $3.8 million, including compensation expense related to vested stock option cancellations. In addition, we have accrued $2.7 million in distributions payable to Holdings in connection with Holding's repurchase of Holdings common stock.

Customers

         On December 28, 2000, Montgomery Ward, one of our larger customers filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code. In addition, Montgomery Ward suspended further unpaid vendor deliveries and announced that over the next several months, their 250 stores and 10 distribution centers in 30 states would close. As a result of the Montgomery Ward bankruptcy, we recorded a charge of $1.5 million to reserve for amounts that may ultimately prove uncollectible. There can be no assurance, however, that amounts reserved will be adequate with respect to receivables from Montgomery Ward.

                        Simmons Company and Subsidiaries
         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations - Continued
--------------------------------------------------------------------------------

         On August 16, 2000, Heilig-Meyers and certain subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code. Following the filing, Heilig-Meyers received a commitment from a group of lenders for $215 million in debtor-in-possession (DIP) financing to provide funding for its post-petition trade and employee obligations, as well as its ongoing operating needs during the restructuring process. On September 12, 2000, Heilig-Meyers received approval from the Bankruptcy Court of its new credit program and its plan for closing over 300 stores. Due to the Heilig-Meyers bankruptcy, we recorded a charge of $1.8 million during the third quarter to reserve for amounts that may ultimately prove uncollectible. There can be no assurance, however, that amounts reserved will be adequate, nor can there be any assurance as to future sales levels with respect to Heilig-Meyers.

         In 2000, management decided that a distribution strategy of further investment into retail operations through acquisition of certain customers is not in the best interests of the Company. We had been pursuing an acquisition of a customer at an amount equal to the fair market value of the business less obligations owed to us. Consistent with management's decision, acquisition discussions were terminated. We believe that collectability of the full amounts owed to us by this former customer is remote. The total amount recorded to write-off transaction fees incurred and to adjust the receivable (net of an allowance for doubtful accounts) to our current estimate of its net realizable value was approximately $3.5 million.

         Additionally, during 2000, a customer, which at one time represented our potential direct entry into retail operations, was liquidated. We recorded $4.3 million in charges in 2000 to write-off the receivable and provide for lease termination fees relating to certain lease obligations of the customer which were guaranteed by the Company.

         On January 21, 2000, one of our wholly-owned subsidiaries, Gallery Corp. ("Gallery") acquired substantially all of the retail store locations and other assets of H&H Sleep Centers, Inc. ("H&H") and CBMC Corp. ("CBMC"). H&H and CBMC had previously operated retail stores in the Los Angeles, Orange County and San Diego, California areas, selling primarily mattresses and related bedding products. Through Gallery, we acquired the H&H and CBMC assets in resolution of those companies' outstanding debt obligations to us, and our assumption of certain other liabilities of H&H and CBMC for a purchase price of $15.5 million. As a result of these transactions, Gallery is currently operating 37 retail locations in Southern California previously owned by H&H and CBMC.

         The cash pre-tax loss from operations of Gallery for the period from the acquisition date to December 30, 2000 of Gallery totaled approximately $1.7 million. Such loss is included in operating income in the consolidated statement of operations for 2000. Pro forma results had Gallery been acquired at the beginning of the year do not differ significantly from actual results. Pro forma results had the business been acquired at the beginning of 1999 are not determinable. Management has announced its intention to ultimately dispose of Gallery. While we believe that the eventual recovery of our investment in this business is dependent upon the ability of the operations to achieve improvements sufficient to generate profitable operations and positive cash flows, there can be no assurance this business will achieve such improvements.

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

         We are exposed to market risk from changes in interest rates. In order to address this risk and meet the requirements of the Senior Credit Facility, we have developed and implemented a policy to maintain the percentage of fixed and variable debt within certain parameters through the use of interest rate protection agreements. The estimated fair values of the interest rate collars are derived from valuation models based upon recognized financial principles and estimates about relevant future market conditions. The interest rate protection agreements reduced our interest expense by $0.3 million in 2000. Our interest expense in 1999 was not impacted by the agreements. The amounts exchanged are based upon the notional amounts of the interest rate collars, as well as on the other terms of the collars, which relate to interest payments and exchange rates.

         As of December 30, 2000, we had the following interest rate instruments in effect that provide protection on the three month LIBOR rate (actual rate paid is LIBOR plus the applicable margin):

                                                Notional
               As of                             Amount                 Range for
         December 30, 2000                    ($ millions)             LIBOR Rate                  Period
---------------------------------------    --------------------    --------------------    -----------------------
Interest Rate Collar                              $35.0               4.405% - 6.0%           1/29/99 - 1/29/01
Interest Rate Collar                              $30.0                4.59% - 6.0%           1/20/99 - 1/20/02
Interest Rate Collar                              $30.0                 5.0% - 6.0%            2/2/99 - 2/2/02

         This analysis presents the hypothetical increase in interest expense of those financial instruments and derivative instruments held by us at December 30, 2000, which are sensitive to changes in interest rates. All other factors remaining unchanged, a hypothetical 10 percent increase or decrease in interest rates for one year on our variable rate financial instruments and derivative instruments would not have a material impact on earnings during the next fiscal year.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Simmons Company

         In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Simmons Company (the "Company") at December 30, 2000 and December 25, 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Atlanta, Georgia
February 22, 2001

                        Simmons Company and Subsidiaries
                      Consolidated Statements of Operations
                                 (in thousands)

                                                           Year ended         Year ended          Year ended
                                                           December 30,       December 25,        December 26,
                                                              2000                1999                1998
                                                           ---------           ---------           ---------
                                                           (53 weeks)         (52 weeks)          (52 weeks)

Net sales                                                  $ 727,087           $ 619,526           $ 600,773
Cost of products sold                                        405,507             350,721             348,842
                                                           ---------           ---------           ---------
         Gross margin                                        321,580             268,805             251,931

Operating expenses:
     Selling, general and administrative                     280,410             219,924             202,213
     ESOP expense                                              7,117               7,169               6,453
     Management compensation--severance related                3,777               6,600                --
     Management compensation--transaction related               --                  --                14,223
     Amortization of intangibles                               8,367               7,628               7,629
                                                           ---------           ---------           ---------
                                                             299,671             241,321             230,518
                                                           ---------           ---------           ---------
          Operating income                                    21,909              27,484              21,413

     Interest expense, net                                    34,957              32,918              23,369
     Other expense, net                                        1,778               1,627               2,406
                                                           ---------           ---------           ---------
          Loss before income taxes and
              extraordinary item                             (14,826)             (7,061)             (4,362)
Income tax benefit                                            (3,883)               (105)               (345)
                                                           ---------           ---------           ---------
          Loss before extraordinary item                     (10,943)             (6,956)             (4,017)
Extraordinary loss from early extinguishment
      of debt, net of income tax benefit of $1,095
      and $7,079                                                --                 2,173              15,002
                                                           ---------           ---------           ---------
           Net loss                                          (10,943)             (9,129)            (19,019)
                                                           ---------           ---------           ---------

Other comprehensive income (loss):
     Foreign currency translation adjustment                     (20)                 42                 (31)
                                                           ---------           ---------           ---------
           Comprehensive loss                              $ (10,963)          $  (9,087)          $ (19,050)
                                                           =========           =========           =========














        The accompanying notes are an integral part of these consolidated financial statements.

                        Simmons Company and Subsidiaries
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                                     December 30,         December 25,
                                                                                         2000                1999
                                                                                     ------------        -------------
                                      ASSETS
                                      ------
Current assets:
     Cash and cash equivalents                                                       $   3,061             $   4,533
     Accounts receivable, less allowances for doubtful
           receivables, discounts, returns and allowances
           of $9,426 and $6,857, respectively                                           88,116                74,326
     Inventories                                                                        23,838                19,164
     Deferred income taxes                                                              12,245                 8,713
     Other current assets                                                               14,890                10,394
                                                                                     ---------             ---------
          Total current assets                                                         142,150               117,130
                                                                                     ---------             ---------

Property, plant and equipment, net                                                      52,057                52,863
Patents, net                                                                             3,775                 6,570
Goodwill, net                                                                          185,702               175,185
Deferred income taxes                                                                   19,565                18,778
Long-term receivables                                                                    2,200                22,220
Other assets                                                                            11,412                13,354
                                                                                     ---------             ---------
                                                                                     $ 416,861             $ 406,100
                                                                                     =========             =========

                       LIABILITIES AND STOCKHOLDERS' DEFICIT
                       -------------------------------------
Current liabilities:
     Current maturities of long-term debt                                            $   1,343             $     799
     Accounts payable                                                                   35,832                15,984
     Accrued liabilities                                                                47,800                42,716
                                                                                     ---------             ---------
          Total current liabilities                                                     84,975                59,499
                                                                                     ---------             ---------

Non-current liabilities:
     Long-term debt                                                                    323,931               333,184
     Postretirement benefit obligations other than pensions                              8,579                 8,863
     Other                                                                              11,954                10,582
                                                                                     ---------             ---------
          Total liabilities                                                            429,439               412,128
                                                                                     ---------             ---------

Commitments and contingencies
Redemption obligation--ESOP, net of related unearned
     compensation of $1,073 and $6,180                                                  23,824                17,304
Stockholders' deficit:
     Common stock, $.01 par value; 50,000,000 shares authorized,
          31,964,452 shares issued and outstanding                                         320                   320
     Accumulated deficit                                                               (36,658)              (23,608)
     Accumulated other comprehensive loss                                                  (64)                  (44)
                                                                                     ---------             ---------
          Total stockholders' deficit                                                  (36,402)              (23,332)
                                                                                     ---------             ---------
                                                                                     $ 416,861             $ 406,100
                                                                                     =========             =========





        The accompanying notes are an integral part of these consolidated financial statements.

                        Simmons Company and Subsidiaries
      Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                      (in thousands, except share amounts)


                                                                               Retained       Accumulated                   Total
                                                                 Additional     Earnings          Other                Stockholders'
                                        Common        Common       Paid-In    (Accumulated    Comprehensive  Treasury      Equity
                                        Shares        Stock        Capital      Deficit)      (Loss) Income   Stock       (Deficit)
                                      ----------      -----      ----------    ----------    --------------   -------    ----------

December 27, 1997                     31,964,452      $ 320      $   84,680    $    7,674       $ (55)        $  (5)     $   92,614
   Net loss                                 --         --              --         (19,019)       --            --           (19,019)
   Other comprehensive loss:
        Change in foreign currency
             translation                    --         --              --            --           (31)         --               (31)
   Purchase of treasury stock               --         --              --            --          --             (55)            (55)
   Excess of ESOP expense at fair
        market value over cost              --         --               731          --          --            --               731
   Increase in Redemption
        obligation--ESOP based on
        fair market value                   --         --           (10,582)         --          --            --           (10,582)
   Distribution to Holdings                 --         --           (74,829)       (1,190)       --              60         (75,959)
                                      ----------      -----      ----------    ----------       -----         -----      ----------
December 26, 1998                     31,964,452        320            --         (12,535)        (86)         --           (12,301)
   Net loss                                 --         --              --          (9,129)       --            --            (9,129)
   Other comprehensive income:
        Change in foreign currency
             translation                    --         --              --            --            42          --                42
   Excess of ESOP expense at fair
        market value over cost              --         --             1,949          --          --            --             1,949
   Distribution to Holdings                 --         --            (1,949)       (1,944)       --            --            (3,893)
                                      ----------      -----      ----------    ----------       -----         -----      ----------
December 25, 1999                     31,964,452        320            --         (23,608)        (44)         --           (23,332)
   Net loss                                 --         --              --         (10,943)       --            --           (10,943)
   Other comprehensive loss:
        Change in foreign currency
             translation                    --         --              --            --           (20)         --               (20)
   Excess of ESOP expense at fair
        market value over cost              --         --             2,010          --          --            --             2,010
   Increase in Redemption
        obligation--ESOP based on
        fair market value                   --         --            (1,029)         (384)       --            --            (1,413)
   Distribution to Holdings                 --         --              (981)       (1,723)       --            --            (2,704)
                                      ----------      -----      ----------    ----------       -----         -----      ----------
December 30, 2000                     31,964,452      $ 320      $     --      $  (36,658)      $ (64)        $--        $  (36,402)
                                      ==========      =====      ==========    ==========       =====         =====      ==========















        The accompanying notes are an integral part of these consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                       Year ended          Year ended         Year ended
                                                                       December 30,        December 25,       December 26,
                                                                           2000               1999               1998
                                                                       ------------        -----------        -----------
Cash flows from operating activities:
Net loss                                                                $ (10,943)         $  (9,129)         $ (19,019)
Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
       Depreciation and amortization                                       19,558             17,959             16,593
       ESOP expense                                                         7,117              7,169              6,453
       Non-cash portion of extraordinary loss                                --                2,173               (921)
       Provision for doubtful accounts                                     12,616              7,597                 75
       Provision for deferred income taxes                                 (4,319)            (1,252)            (1,902)
       Non-cash interest expense                                            1,801              1,864              1,072
       Non-cash variable stock option expense                                 574               --                 --
       Other, net                                                            (134)              --                 --
Net changes in operating assets and liabilities:
       Accounts receivable                                                (20,822)           (23,085)           (10,335)
       Inventories                                                         (4,674)             1,298               (492)
       Other current assets                                                (4,496)             5,034             (5,208)
       Accounts payable                                                    19,848            (13,966)             2,103
       Accrued liabilities                                                  4,510              5,185             (2,427)
       Other, net                                                             (12)                77               --
                                                                        ---------          ---------          ---------
Cash provided by (used in) operating activities                            20,624                924            (14,008)
                                                                        ---------          ---------          ---------

Cash flows from investing activities:
       Purchases of property, plant and equipment, net                    (13,160)            (9,041)           (15,553)
       Issuance of notes receivable                                          --               (4,100)              --
       Proceeds from notes receivable                                        --                  100               --
                                                                        ---------          ---------          ---------
Net cash used in investing activities                                     (13,160)           (13,041)           (15,553)
                                                                        ---------          ---------          ---------

Cash flows from financing activities:
       Distribution to Holdings                                            (2,704)            (3,893)           (75,959)
       Distribution to Holdings for purchase of ESOP shares                  --                 --              (15,450)
       Proceeds (payments) of Senior Credit Facility, net                  (8,165)           (23,972)           190,000
       Proceeds of Senior Bridge Loans                                       --                 --               75,000
       Payments on Senior Bridge Loans                                       --              (75,000)              --
       Proceeds of Junior Simmons Notes                                      --                 --               30,000
       Payments on Junior Simmons Notes                                      --              (30,391)              --
       Proceeds of 10.25% Senior Sub Notes due 2009                          --              150,000               --
       Payment on 10.75% Senior Sub Notes due 2006                           --                 --             (100,000)
       Proceeds of other long-term borrowings                                --                 --               33,871
       Payments on other long-term borrowings                                (544)              (514)           (99,845)
       Proceeds of sale/leaseback transaction                               2,909               --                 --
       Payments of financing costs                                           (412)            (5,626)           (11,074)
       Treasury stock purchases                                              --                 --                  (55)
                                                                        ---------          ---------          ---------
Net cash provided by (used in) financing activities                        (8,916)            10,604             26,488
                                                                        ---------          ---------          ---------
Net effect of exchange rate changes on cash                                   (20)                42                (31)
                                                                        ---------          ---------          ---------
Decrease in cash and cash equivalents                                      (1,472)            (1,471)            (3,104)
Cash and cash equivalents, beginning of period                              4,533              6,004              9,108
                                                                        ---------          ---------          ---------
Cash and cash equivalents, end of period                                $   3,061          $   4,533          $   6,004
                                                                        =========          =========          =========

Supplemental cash flow information:
       Cash paid for interest                                           $  34,996          $  24,985          $  19,517
                                                                        =========          =========          =========
       Cash paid for income taxes                                       $     147          $   4,985          $     322
                                                                        =========          =========          =========
       Acquisition of business in exchange for receivables              $  15,449          $    --            $    --
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

                        Simmons Company and Subsidiaries
                   Notes to Consolidated Financial Statements
                      (in thousands, except share amounts)

1.       THE COMPANY

         Simmons Company ("Simmons" or "the Company") is one of the largest bedding manufacturers in the United States. The Company manufactures and distributes mattresses, box springs, bedding frames and sleep accessories. Simmons sells through all major distribution channels, including furniture stores, specialty sleep shops, department stores and warehouse showrooms. The Company manufactures and supplies conventional bedding to over 6,100 retail outlets, representing approximately 3,000 customers.

         Simmons also sells bedding products to certain institutional customers, such as schools and government entities, and to the lodging industry and licenses its patents and trademarks to various domestic and foreign manufacturers.

The Recapitalization

         On July 16, 1998, the Company's parent, Simmons Holdings, Inc. ("Holdings") entered into a recapitalization agreement with the Company and REM Acquisition, Inc., a transitory Delaware merger corporation ("REM"), sponsored by Fenway Partners, Inc., ("Fenway"). Pursuant to the agreement, on October 29, 1998 REM merged with and into Holdings (the "Recapitalization"), with Holdings being the surviving corporation. The Recapitalization resulted in certain stockholders of Holdings who are affiliates of or investors arranged by INVESTCORP S.A. ("Investcorp") receiving an aggregate amount of cash equal to approximately $193.4 million, and certain stockholders of Holdings who are members of management of the Company receiving an aggregate amount of cash equal to approximately $14.0 million. Investcorp retained shares of common stock of Holdings with a then estimated fair value of $9.0 million and management retained shares of stock and options to purchase stock of Holdings with a then estimated fair value of $16.5 million. As part of the Recapitalization, REM purchased the outstanding shares of Series A Preferred Stock of the Company (the "Series A Preferred Stock") owned by the Simmons Employee Stock Ownership Plan (the "ESOP") that had been allocated to its participants for an aggregate purchase price of $15.4 million, and the ESOP exchanged its remaining outstanding shares of Series A Preferred Stock for shares of common stock of Holdings. The Series A Preferred Stock purchased by REM was cancelled in connection with the Transactions, as defined below. The ESOP retained shares of stock of Holdings with a then estimated fair value of $23.4 million.

         Financing for the Recapitalization, the related transactions, and the fees and expenses incurred therewith, was provided by (i) the Company's borrowings under a new $270.0 million senior credit facility (the "Senior Credit Facility") which refinanced the majority of the Company's existing senior and subordinated obligations, (ii) the Company's borrowings of $75.0 million under Senior Subordinated Bridge Loans (the "Senior Bridge Loans"), (iii) the Company's borrowings of $30.0 million under the Junior Subordinated Notes (the "Junior Simmons Notes") issued to an affiliate of Fenway, (iv) Holdings' borrowings of $10.0 million under Junior PIK Notes (the "Junior PIK Notes") issued to an affiliate of Fenway, and (v) $177.0 million of capital provided by Fenway, affiliates of Investcorp, management and certain other investors of Holdings.

         The Recapitalization, the refinancing under the Senior Credit Facility, the Senior Bridge Loans financing, the Junior Simmons Notes and the Junior PIK Notes financing are collectively referred to herein as the "Transactions". As a result of the Transactions, Simmons Holdings, LLC, an entity controlled by funds managed by Fenway, acquired 75.1% of the outstanding voting shares of Holdings, and management, the ESOP and Investcorp retained approximately 5.9%, 13.7% and 5.3%,

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------

respectively, of the outstanding shares of Holdings. The Company has accounted for the Transactions as a leveraged recapitalization, whereby the historical bases of the assets and liabilities of the Company have been maintained.

2.       PRINCIPAL ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements of the Company include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates and Reclassifications

         The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles. Such financial statements include estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimates. Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform with the current presentation.

Fiscal Year

         The Company operates on a 52/53 week fiscal year ending on the last Saturday in December. Fiscal year 2000 comprised 53 weeks and fiscal years 1999 and 1998 comprised 52 weeks.

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

         Goodwill represents the excess purchase price over the fair value of acquired companies and is being amortized on a straight-line basis over forty years for the goodwill associated with the 1996 Investcorp transaction, and over twenty years for the goodwill resulting from the acquisition of assets at Gallery Corp. in 2000 (see note 6).

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

Revenue Recognition

         The Company recognizes revenue at the time the risks of ownership of the products sold have transferred to the customer.

Shipping and Handling

         Shipping and handling costs are billed to our customers as a component of net sales. The costs of shipping and handling are included in selling, general and administrative expenses and totaled approximately $30.4 million, $23.7 million, and $24.3 million for 2000, 1999 and 1998, respectively.

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

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------

Product Development Costs

         Costs associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to approximately $987, $491 and $1,112 for 2000, 1999 and 1998, respectively.

Advertising Costs

         The Company records the cost of advertising as an expense when incurred. Advertising expense was $83,757, $65,773 and $61,869 for 2000, 1999 and 1998, respectively, and is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

Significant Concentrations of Risk

         The Company manufactures and markets sleep products, including mattresses and box springs to retail establishments primarily in the United States. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Sales to the Company's three largest customers aggregated approximately 13%, 18% and 21% of total sales for each of 2000, 1999 and 1998, respectively. Accounts receivable from one customer was approximately 4.5% of total accounts receivable at December 30, 2000. No one customer accounted for 10.0% of net sales in 2000. Sales to Heilig-Meyers entities represented approximately 11.0% and 11.8% of net sales for 1999 and 1998, respectively.

         Purchases of raw materials from one vendor represented approximately 18%, 22% and 23% of cost of products sold for 2000, 1999 and 1998, respectively.

         The Company maintains cash balances in excess of FDIC insurance limits at certain large financial institutions. The Company monitors the financial condition of such institutions and considers the risk of loss to be remote.

Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 137 and SFAS No. 138 (hereafter referred to as "SFAS 133"), is effective for fiscal 2001 for the Company. SFAS 133 standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of the hedging relationship. For fair-value hedges in which the Company is hedging changes in an asset's, a liability's, or a firm commitment's fair value, changes in fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedges in which the Company is hedging the variability of cash flows related to a variable-rate asset, variable-rate liability, or a forecasted transaction, the effective portion of the gain or loss on the derivative instrument will be reported in other comprehensive income. The gain or loss on the derivative instrument that is reported in other comprehensive income will be reclassified as earnings in the periods during which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------

         The Company's SFAS 133 implementation project was completed by December 30, 2000. While SFAS 133 provides a significant change in accounting guidance related to derivative instruments and hedging activities, the Company has determined that the more stringent accounting and documentation requirements under SFAS 133 will not cause any significant changes in our overall hedging activities.

         Based on the Company's derivative positions at December 30, 2000, the Company has determined that the initial adoption of SFAS 133 will result in an immaterial amount being recorded as a net-of-tax cumulative-effect-type adjustment in accumulated other comprehensive income to recognize at fair value all derivative instruments (interest rate collars) that had previously been designated in a hedging relationship of the variable cash flow exposure of variable-rate loans.

         On December 3, 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. SAB 101, as amended, was required to be adopted no later than the fourth quarter of the fiscal year beginning after December 15, 1999 (fiscal 2000). The adoption of SAB 101 did not have a material impact on our financial position and results of operations.

3.       EMPLOYEE STOCK OWNERSHIP PLAN

         The Company is structured so that the employees of the Company have a beneficial ownership of the stock of Holdings or, prior to the Transactions, of the Company through their participation in the ESOP. The Company makes annual contributions to the ESOP in an amount up to 25% of eligible participant compensation, subject to certain limitations and conditions. The ESOP then uses all such contributions to repay the ESOP loan. As a result, there is no cash cost associated with the contributions to the ESOP.

         On October 29, 1998, REM purchased 2,295,110 shares of the Company's Series A Preferred Stock from the ESOP, representing all the shares held by the ESOP that had been allocated to plan participants as of such date for a then aggregate purchase price of approximately $15.4 million, which amount was reinvested, at the direction of the participants, into diversified investments in the respective accounts of such participants in the ESOP. The Series A Preferred Stock purchased by REM was cancelled in connection with the Transactions. Immediately prior to the Recapitalization, the ESOP exchanged its remaining unallocated shares of Series A Preferred Stock for 3,482,036 shares of common stock of Holdings.

         The ESOP pledged all of its shares of Holdings common stock as collateral for the ESOP loans from the Company. These shares are held by State Street Bank and Trust Company, the ESOP trustee, in a suspense account and are released to the ESOP participants' accounts based on debt service. In 1998, 1,160,734 shares were released to participant's accounts for the 1997 ESOP allocation. In 1999, 1,133,737 shares were released to participant's accounts for the 1998 ESOP allocation. In 2000, 1,071,944 shares were released to participant's accounts for the 1999 ESOP allocation. As of December 30, 2000, 981,088 shares of Holdings common stock have been committed to be released. The remaining unallocated shares of Holdings common stock held in the ESOP had an estimated fair value of approximately $2,066 ($7.15 per share) at December 30, 2000.

         Under the ESOP, employees are eligible to participate in the ESOP following the date when the employee has completed at least one year of service and has reached age 21. All employees of the Company, except employees who are covered by a negotiated collective bargaining agreement (unless the collective bargaining agreement provides for participation in the ESOP) or who are nonresident aliens, are covered by the ESOP. Approximately 28% of the Company's full-time employees are participants in the

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------

ESOP. The participants and beneficiaries of the ESOP are not subject to income tax with respect to contributions made on their behalf until they receive distributions from the ESOP.

         Under the provisions of the ESOP, the Company or Holdings is obligated to repurchase participant shares which have been distributed under the terms of the ESOP, as long as the shares are not publicly traded or if the shares are subject to trading limitations. The Company repurchased approximately 9,116 shares and 2,886 shares from ESOP participants in 2000 and 1999, respectively, at a price of $6.7315 per share.

         Because of the Company's or Holdings' obligation to repurchase shares from the ESOP under certain circumstances for their then current fair value, the Company has classified the redemption value of such shares in the accompanying consolidated balance sheets as Redemption Obligation under ESOP as of December 30, 2000 and December 25, 1999, respectively. In 2000, this obligation increased $1.4 million as a result of the increase in the underlying fair value of Holdings common stock. Additionally, pursuant to generally accepted accounting principles, the Company has classified a proportional amount of unearned compensation under ESOP in the same manner.

4.       INVENTORIES

         Inventories consisted of the following at December 30, 2000 and December 25, 1999:

                                                 2000                1999
                                               -------             -------
     Raw materials                             $14,900             $11,664
     Work-in-progress                            1,626               1,357
     Finished goods                              7,312               6,143
                                               -------             -------
                                               $23,838             $19,164
                                                ======              ======

5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following at December 30, 2000 and December 25, 1999:

                                                 2000                1999
                                               -------             -------
     Land, buildings and improvements          $18,989             $17,575
     Machinery and equipment                    61,864              52,807
     Construction in progress                    2,198               2,934
                                               -------             -------
                                                83,051              73,316
     Less accumulated depreciation             (30,994)            (20,453)
                                               -------             -------
                                               $52,057             $52,863
                                               =======             =======

         Depreciation expense for 2000, 1999 and 1998 was $11,191, $10,331 and $8,964, respectively.

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------

6.       INTANGIBLE ASSETS

         Intangible assets consisted of the following at December 30, 2000 and December 25, 1999:

                                                   2000                1999
                                                 -------             -------
     Goodwill                                    $209,396            $193,307
     Patents                                       17,029              17,029
                                                 --------            --------
                                                  226,425             210,336
     Less accumulated amortization                (36,948)            (28,581)
                                                 --------            --------
                                                 $189,477            $181,755
                                                 ========            ========

In connection with the acquisition of substantially all of the retail store locations and other assets of H&H Sleep Centers, Inc. ("H&H") and CBMC Corp. ("CBMC") by Gallery Corp. ("Gallery") we recorded an additional $16,089 to goodwill in 2000. This amount represents the excess of the purchase price over the fair value of assets acquired and is being amortized on a straightline basis over a twenty year period.

         Amortization expense for goodwill and patents, in the aggregate, was $8,367, $7,628 and $7,629 for 2000, 1999 and 1998, respectively.

7.       OTHER ASSETS

Other assets consisted of the following at December 30, 2000 and December 25, 1999:

                                                                   2000                1999
                                                                  -------             -------
     Debt issuance costs, net of accumulated
          amortization of $3,283 and $1,482, respectively         $ 10,971             $12,360
     Other                                                             441                 994
                                                                  --------             -------
                                                                  $ 11,412             $13,354
                                                                  ========             =======

         Debt issuance costs are amortized using the effective interest method. Amortization expense of $1,801, $1,433 and $777 for 2000, 1999 and 1998, respectively, is included as a component of interest expense in the accompanying consolidated statements of operations.

8.       CURRENT LIABILITIES

Current liabilities consisted of the following at December 30, 2000 and December 25, 1999:

                                                                    2000                1999
                                                                  -------             -------
     Accrued wages and benefits                                   $10,597             $ 8,449
     Accrued advertising and incentives                            21,469              15,413
     Accrued interest                                               5,284               7,098
     Other accrued expenses                                        10,450              11,756
                                                                  -------             -------
                                                                  $47,800             $42,716
                                                                  =======             =======

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------



9.       LONG-TERM DEBT

         Long-term debt consisted of the following at December 30, 2000 and December 25, 1999:

                                                                     2000                  1999
                                                                  ---------             ---------
     Senior Credit Facility:
           Tranche A Term Loan                                    $  47,061             $  48,607
           Tranche B Term Loan                                       67,553                68,657
           Tranche C Term Loan                                       43,249                48,764
                                                                  ---------             ---------
                Total Senior Credit Facility                        157,863               166,028
      Industrial Revenue Bonds, 7.00%, due 2017                       9,700                 9,700
      Industrial Revenue Bonds, 4.45%, due 2016                       4,600                 4,800
      Banco Santander loan, 8.75%, due 2013                           2,755                 2,969
      10.25% Series B Senior Subordinated Notes due 2009            150,000               150,000
      Other, including capital lease obligations                        356                   486
                                                                  ---------             ---------
                                                                    325,274               333,983
      Less current portion                                           (1,343)                 (799)
                                                                  ---------             ---------
                                                                  $ 323,931             $ 333,184
                                                                  =========             =========

         The Senior Credit Facility, as amended, provides for loans of up to $250.0 million, consisting of the Term Loan Facility of $190.0 million and the Revolving Loan Facility of $60.0 million. Following the prepayments made in fiscal 1999 from the proceeds of a private offering of 10.25% Series B Senior Subordinated Notes due 2009, the Term Loan Facility was reduced to approximately $166.0 million. Our indebtedness under the Senior Credit Facility bears interest at a floating rate, is guaranteed by Holdings and one of our current domestic subsidiaries and is collateralized by substantially all of our assets.

         The Senior Credit Facility was amended effective January 4, 2001 (as further described below) to (among other things) increase the interest rate margin. Following the amendment, borrowings under the Senior Credit Facility currently bear interest rates selected by us based upon LIBOR or Prime plus the following applicable interest rate margin as follows:
                                                    LIBOR              Prime
                                                --------------    --------------
          Tranche A Term Loan                        3.00%               2.00%
          Tranche B Term Loan                        3.50%               2.50%
          Tranche C Term Loan                        3.75%               2.75%

         The weighted average interest rates per annum in effect at December 30, 2000 for the Tranche A term, Tranche B term and Tranche C term loans were 9.55%, 9.85% and 10.15%, respectively.

         The use of interest rate risk management instruments, such as collars, is required under the terms of the Senior Credit Facility. The Company has developed and implemented a policy to maintain the percentage of fixed and variable debt within certain parameters. Through the use of interest rate protection agreements the Company limits its exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates. The estimated fair value of these collars at December 30, 2000 was approximately $0.3 million. Interest rate protection agreements reduced our interest expense by $0.3 million in 2000. Our interest expense in 1999 was not impacted by the agreements.

         As of December 30, 2000, we had the following interest rate instruments in effect that provide protection on the three month LIBOR rate (actual rate paid is LIBOR plus the applicable margin):

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------



                                          Notional
              As of                         Amount                 Range for
         December 30, 2000                ($ millions)             LIBOR Rate                  Period
----------------------------------    --------------------    --------------------    -----------------------
Interest Rate Collar                         $35.0              4.405% - 6.00%          1/29/99 - 1/29/01
Interest Rate Collar                         $30.0               4.59% - 6.00%          1/20/99 - 1/20/02
Interest Rate Collar                         $30.0                6.0% - 5.0%            2/2/99 - 2/2/02

         As of December 30, 2000, we had no borrowings and $58.9 million available under our Revolving Credit Facility after giving effect to $1.1 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit and after effect of the 2001 amendment set forth below. The remaining availability under the Revolving Credit Facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the Revolving Credit Facility to fund acquisitions and capital expenditures.

         The Senior Credit Facility requires the Company to maintain certain financial ratios including fixed-charge, cash interest coverage and leverage ratios. The Senior Credit Facility also contains covenants which, among other things, limit capital expenditures, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. At December 30, 2000, we were in compliance with our financial covenants, as amended.

Effective January 4, 2001, the Company amended its Senior Credit Facility:

         - to waive provision in the Senior Credit Facility that limits the amount of the Serta litigation to $1.5 million and permit the settlement, which totaled $4.25 million. For purposes of calculating adjusted EBITDA for 2000 financial covenant calculations , to permit the add-back of $4.25 million for the settlement and $2.0 million in associated legal fees;

         -        to revise the interest rate margin matrix;

         - to permit the Company to purchase an option to sell up to $3.0 million of Heilig-Meyers accounts receivables;

         - to permanently reduce the aggregate amount of the Revolving Loan Commitments by $20.0 million from $80.0 million to $60.0 million;

         -        to expand our sale/leaseback limitation by $7.0 million;

         -        to modify certain key covenant ratios; and

         -        to increase the capital expenditures limitation.

                  The terms of the Senior Credit Facility require an additional payment on the Company's outstanding Term Loans on an annual basis based upon the Company's excess cash flows ("Consolidated Excess Cash Flow," as defined in the Senior Credit Facility). Based upon the Company's cash flows for the year ended December 30, 2000, no payment was required under the Consolidated Excess Cash Flow provision. However, during the fiscal year 2000, we prepaid $7.9 million of term loan obligations under our Senior Credit Agreement from operating cash flows and proceeds from the sale of equipment.

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------

Future maturities of long-term debt as of December 30, 2000 are as follows:

                          2001                                   $  1,343
                          2002                                     14,529
                          2003                                     15,792
                          2004                                     20,567
                          2005                                     64,805
                          Thereafter                              208,238
                                                                 --------
                                                                 $325,274
                                                                 ========

         The fair value of the Company's long-term debt is estimated based on the current rates offered for debt of similar terms and maturities except for the 10.25% Series B Senior Subordinated Notes due 2009 which are at quoted market values. The fair value of the Company's 10.25% Series B Senior Subordinated Notes due 2009 was $139,500 at December 30, 2000. All other long-term debt approximates the carrying value at December 30, 2000.

10.      OTHER EXPENSE, NET

         Other expense, net is comprised of the following:

                                                    2000                1999                1998
                                                   ------              ------              ------
     Recapitalization/acquisition related
           expenses                                $ --                $  124              $1,012
      Management advisory fee paid to a
           related party                            1,778               1,505               1,074
      Other non-operating expenses                   --                   702               1,235
                                                   ------              ------              ------
                                                   $1,778              $2,331              $3,321
                                                   ======              ======              ======

11.      EXTRAORDINARY ITEMS

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

12.      LEASES

         The Company leases certain facilities and equipment under operating leases. Rent expense was $15,732, $14,298 and $12,705 for 2000, 1999 and 1998,
respectively.

         The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 30, 2000:

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------



                          2001                                    $18,277
                          2002                                     17,447
                          2003                                     14,257
                          2004                                     10,046
                          2005                                      8,504
                          Thereafter                               20,605
                                                                  -------
                                                                  $89,136
                                                                  =======

13.      STOCK OPTION PLAN

         The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock incentive plans. The Company has adopted the disclosure-only provisions of FASB No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123").

         During 1999, the board of directors of Holdings established the 1999 Stock Option Plan ("1999 Plan"), which now provides for the granting of up to 5,956,000 options for shares of Holdings common stock to directors (including those who are not employees), all executive officers of the Company and its subsidiaries and other employees, consultants and advisors. Under the terms of the 1999 Plan, options may be either incentive or nonqualified. Generally, the options outstanding under the 1999 Plan are granted at prices which equate to or are above the market value of the common stock of Holdings on the date of grant and vest ratably over a four or five year period based upon the achievement of an annual Adjusted EBITDA target, as defined in the plan, or as otherwise established by the Compensation Committee of the Board of Directors. The 1999 Plan permits the Compensation Committee to grant other stock options on terms and conditions established by the Committee. Under APB 25, because the vesting of the plan options is dependent upon achieving an annual Adjusted EBITDA target or as otherwise established by the Compensation Committee of the Board of Directors, the ultimate number of vested shares, and therefore the measurement date, is not currently determinable. Accordingly, pursuant to APB 25, we record estimated compensation expense over the service period based upon the intrinsic value of the options as they are earned by the employees.

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

         Additionally, the 1999 and 1996 Plans provide that the option holders may, under certain circumstances, require Holdings to repurchase the shares underlying vested options. Therefore, pursuant to APB 25 and its interpretations, the Company records additional adjustments to compensation expense for changes in the intrinsic value of vested options under the 1996 and 1999 Plans in a manner similar to a stock appreciation right.

         The Company recorded compensation expense of approximately $0.6 million related to stock options during 2000.

         In 1996, the Company entered into an agreement with Holdings whereby if Holdings grants any options to purchase shares of common or Class C Stock of Holdings to a director, employee or consultant of the Company, the Company will grant to Holdings corresponding options, exercisable only upon

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------

exercise of the Holdings options, to purchase the same number of shares of common stock of the Company at the same per share exercise price and subject to substantially the same terms and conditions as the Holdings options. All references to stock options pertain to the Holdings options which have been attributed to the Company for disclosure purposes.

         Stock option activity (all non-qualified) during 2000 and 1999 follows:

                                                                                       Weighted
                                                                                       Average
                                                                Number                 Exercise
                                                               of Shares                Price
                                                              ----------                -----
      Shares outstanding at December 26, 1998                  1,639,077                $2.73
      Granted                                                  2,880,000                $6.73
      Forfeited                                                 (100,000)               $6.73
      Cancelled                                                  (41,585)               $2.88
                                                              ----------                -----

      Shares outstanding at December 25, 1999                  4,377,492                $5.27
      Granted                                                  4,820,000                $6.73
      Forfeited                                               (2,061,000)               $6.73
      Cancelled                                               (1,232,196)               $2.79
                                                              ----------                -----

      Shares outstanding at December 30, 2000                  5,904,296                $6.50
                                                              ==========                =====

      Shares exercisable at December 30, 2000                    451,318                $3.65
                                                              ==========                =====

         The following table summarizes information concerning currently outstanding and exercisable options:

                              Outstanding Options                                            Exercisable Options
--------------------------------------------------------------------------------    --------------------------------------

    Range of              Number         Weighted-Average                                 Number
    Exercise         Outstanding at         Remaining         Weighted-Average       Exercisable at     Weighted-Average
     Prices           Dec. 30, 2000      Contractual Life       Exercise Price         Dec. 30, 2000      Exercise Price
--------------------------------------------------------------------------------------------------------------------------
  $2.65 - 3.57             341,296              5.2                  $2.77                  341,296           $2.77
  $5.15 - 6.73           5,563,000              9.3                  $6.72                  110,022           $6.39
                         ---------                                                          -------
                         5,904,296              9.1                  $6.50                  451,318           $3.65
                         =========                                                          =======

         Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for the employee stock options under the fair value method under that Statement. The fair value for these options was estimated at the date of grant using the minimum present value method with the following weighted average assumptions for 2000, 1999 and 1998:

                                           2000             1999         1998
                                      -------------      ---------     ---------
     Risk-free interest rate              5.97%            5.71%          5.47%
     Expected life                       6 years          7 years       7 years

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' expected life. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. The Company's pro forma net earnings were as follows:

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------

                                                         2000           1999                1998
                                                    -------------   -------------      -------------
     Net earnings (loss)--as reported                 $(10,943)      $ (9,915)           $ (19,019)
     Net earnings (loss)--pro forma                    (11,617)       (10,032)             (20,309)
     Weighted average fair value of options
          granted during the year                     $  1.98        $   2.17            $    1.60

14.      INCOME TAXES

         The components of the provision for income taxes are as follows:

                                                 2000                   1999                   1998
                                               -------                -------                -------
      Current tax provision:
           Federal                             $  --                  $  --                  $   657
           State                                  --                      600                    600
           Foreign                                 422                    547                    300
                                               -------                -------                -------
                                                   422                  1,147                  1,557
                                               -------                -------                -------
      Deferred tax provision:
           Federal                              (3,625)                (1,007)                (1,530)
           State                                  (680)                  (245)                  (372)
                                               -------                -------                -------
                                                (4,305)                (1,252)                (1,902)
                                               -------                -------                -------
      Income tax benefit                       $(3,883)               $  (105)               $  (345)
                                               =======                =======                =======

         The reconciliation of the statutory federal income tax rate to the effective income tax rate for 2000, 1999 and 1998 provision for income taxes is as follows:

                                                        2000                1999                1998
                                                      -------             -------             -------
      Income taxes at federal statutory rate          $(5,040)            $(2,401)            $(1,483)
      State income taxes, net of federal
           benefit                                       (442)                438                (218)
      Goodwill amortization                             1,643               1,643               1,643
      Other, net                                          (44)                215                (287)
                                                      -------             -------             -------
                                                      $(3,883)            $  (105)            $  (345)
                                                      =======             =======             =======

         In addition, the Company recorded a deferred tax benefit of $1,095 for 1999 associated with the extraordinary item.

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------

         Components of the net deferred income tax asset at December 30, 2000 and December 25, 1999 are as follows:

                                                                   2000                  1999
                                                                 --------              --------
     Current deferred income taxes:
           Accounts receivable and inventory reserves            $  4,527              $  3,886
           Accrued liabilities not currently deductible            10,517                 8,556
           Prepaids and other assets                               (2,799)               (3,729)
                                                                 --------              --------
                                                                   12,245                 8,713
      Noncurrent deferred income taxes:
           Property bases differences                              (6,843)               (6,554)
           Patents bases differences                               (1,239)               (2,230)
           ESOP liability bases differences                           916                 3,604
           Net operating loss carryforwards                        24,284                21,321
           Valuation allowance                                     (3,999)               (3,999)
           Other noncurrent accrued liabilities, not
                currently deductible                                6,446                 6,636
                                                                 --------              --------
                                                                   19,565                18,778
                                                                 --------              --------
           Net deferred income tax asset                         $ 31,810              $ 27,491
                                                                 ========              ========

         At December 30, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $59.0 million, a portion of which are limited to utilization under the Internal Revenue Code. Due to such limitations, the Company believes it is more likely than not that it will not realize the full benefit of the loss carryforwards and has provided a valuation allowance of approximately $4.0 million to reserve such amounts as of December 30, 2000. These carryforwards expire through 2020.

         Undistributed earnings to be permanently reinvested by the international subsidiaries totaled approximately $4.3 million at December 30, 2000. Because these earnings are to be permanently reinvested, no U.S. deferred income tax has been recorded for them.

15.      RETIREMENT PLANS

         Simmons 401(k) Plan

         The Company has a defined contribution pension plan (a 401(k) plan) for substantially all employees other than employees subject to collective bargaining agreements. Eligible participants may make limited contributions to the defined contribution plan; however, prior to 2000 no employer contributions were allowed. Subsequent to year 2000, we amended the plan to provide for the making of employer non-elective contributions, currently 3% of an employee's compensation (subject to current tax limitations), and to allow participants to make increased salary deferral contributions. All employer non-elective contributions are immediately vested and not subject to forfeiture. Employees are eligible to receive the employer non-elective contribution following one year of service.

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

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------

         Participants are entitled to receive accrued benefits upon termination of employment with the Company, retirement, death, or permanent disability. Benefits vest based on the provisions of the ESOP. The Company charged approximately $41, $137 and $184 to expense for 2000, 1999 and 1998, respectively. The Company made distributions to participants in the amount of $110 and $233 in 2000 and 1999, respectively. The accrued benefits under the nonqualified plan were $305 and $277 at December 30, 2000 and December 25, 1999, respectively, and are included in other long-term liabilities in the accompanying consolidated balance sheets.

         Other Plans

         Certain union employees participate in multi-employer pension plans sponsored by their respective unions. Amounts charged to pension cost, representing the Company's required contributions to these plans for 2000, 1999 and 1998 were $1,832, $1,725 and $1,633, respectively.

         The Company had accrued $2,493 and $2,573 at December 30, 2000 and December 25, 1999, respectively, for a supplemental executive retirement plan for a former executive. Such amounts are included in postretirement benefit obligations other than pensions in the accompanying consolidated balance sheets.

         Retiree Health Coverage

         The Company currently provides certain health care and life insurance benefits to eligible retired employees. Eligibility is defined as retirement from active employment, having reached age 55 with 15 years of service, and previous coverage as a salaried or nonunion employee. Additionally, dependents are eligible to receive benefits, provided the dependent was covered prior to retirement. The medical plan pays a stated percentage of most medical expenses reduced for any deductible and payments made by government programs and other group coverage. Additionally, there is a $20,000 lifetime maximum benefit for participants age 65 and over. The Company also provides life insurance to all retirees who retired before 1979. These plans are unfunded.

         The Company accrues the cost of providing postretirement benefits, including medical and life insurance coverage, during the active service period of the employee. Such amounts are included in postretirement benefit obligations other than pensions in the accompanying consolidated balance sheets.

         In 2000, we limited eligibility for retiree health care benefits to employees who have become or will become eligible (by reaching age 55 with 15 years of service) by December 31, 2001. The effect of this change was a decrease in the benefit obligation of approximately $1.2 million.

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------


         The following table presents a reconciliation of the plan's status at December 30, 2000 and December 25, 1999:

                                                                December 30,           December 25,
                                                                    2000                  1999
                                                                ----------             -----------
     Change in benefit obligation:
           Benefit obligation, beginning of year                  $ 5,270                $ 5,466
           Service cost                                               160                    230
           Interest cost                                              201                    357
           Plan amendments                                         (1,007)                  --
           Actuarial gain                                          (2,459)                  (686)
           Benefits paid                                             (155)                   (97)
           Curtailments                                              (153)                  --
                                                                  -------                -------
           Benefit obligation, end of year                        $ 1,857                $ 5,270
                                                                  =======                =======

      Change in plan assets:
           Fair value of assets, beginning of year                $  --                  $  --
           Employer contributions                                     155                     97
           Benefits paid                                             (155)                   (97)
                                                                  -------                -------
           Fair value of assets, end of year                      $  --                  $  --
                                                                  =======                =======

      Reconciliation of accrued benefit cost:
           Funded status                                          $(1,857)               $(5,270)
           Unrecognized prior service cost                         (1,160)                  (183)
           Unrecognized net gain                                   (3,784)                (1,537)
                                                                  -------                -------
           Accrued benefit cost, end of year                      $(6,801)               $(6,990)
                                                                  =======                =======

      Weighted-average assumptions:
           Discount rate                                             7.25%                  7.50%

      Components of net periodic benefit cost:
           Service cost                                           $   160                $   230
           Interest cost                                              201                    357
          Amortization of:
                Prior service cost                                    (30)                   (30)
                Gain                                                 (212)                   (16)
                                                                  -------                -------
           Net periodic benefit cost                              $   119                $   541
                                                                  =======                =======

         A 10.5% annual rate of increase in the cost of health care benefits was assumed for 2000, decreasing by 0.5% per year to an ultimate rate of 5.0%. A 1.0% change in assumed health care cost trend rates would have the following effects:

                                                                          1% Increase         1% Decrease
                                                                        -----------------  ------------------
     Effect on total of service and interest cost components                 $   119            $   (114)
     Effect on benefit obligation                                            $    17            $    (16)

16.      LEGAL SETTLEMENT AND CONTINGENCIES

         On April 3, 1998, Serta filed a complaint against Simmons in the United States District Court for the Northern District of Illinois, Eastern Division, alleging that some Simmons products--including those sold in connection with the trademarks Connoisseur Collection(R), Crescendo(TM), and some World Class

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------

Beautyrest(R) and BackCare(R) Ultimate models--infringed one of their U.S. patents and that our use of the term "Crescendo" infringed their alleged common-law trademark, "Crescendo". Serta sought compensatory damages in an unspecified amount, interest, an accounting and disgorgement of profits derived from allegedly infringing acts, treble damages, an order enjoining further alleged infringement and requiring destruction of allegedly infringing items, costs, expenses and attorney's fees. We denied the material allegations of the complaint. We have asserted affirmative defenses and/or counterclaims against Serta alleging non-infringement, invalidity and unenforceability of the patent-in-suit, and alleging infringement by Serta of our rights in the term "Crescendo" in various geographic areas to the extent usage of the term by both Serta and us would be confusingly similar. Serta requested the Patent and Trademark Office (the "PTO") to reexamine the patent-in-suit. Pending the outcome of the reexamination, and by agreement of the parties, the pending lawsuit was stayed. In April 1999, the PTO reinstated Serta's patent and the stay in the action was lifted.

         In October 1999, Serta amended its Complaint to join 14 U.S. licensee/shareholders as plaintiffs and to add a claim for false advertising under the Lanham Act as well as seek damages and injunctive relief in connection with that claim. We denied the material allegations of the amended Complaint and asserted additional affirmative defenses and an additional counterclaim seeking a declaratory judgment for unenforceability of the patent-in-suit due to fraud on the PTO.

         On December 28, 2000, we reached a settlement of this lawsuit with Serta and its licensees. While we maintain that we did not infringe on any of Serta's patents or trademarks, in order to conclude the matter and avoid additional cost of protracted litigation, we agreed to pay Serta $4.25 million, payable $2.125 million at the time of the execution of the Settlement Agreement with the balance payable in installments of $531,250 at the end of each calendar quarter during the year 2001. While not acknowledging the validity of the patent, we also agreed not to challenge the patent's validity and further agreed during the life of the patent not to manufacture or sell mattresses in the United States containing certain specific configurations.

         From time to time, we have been involved in various legal proceedings. We believe that all other litigation is routine in nature and incidental to the conduct of our business, and that none of this other litigation, if determined adversely to us, would have a material adverse effect on our financial condition or results of our operations.

17.      RELATED PARTY TRANSACTIONS

         During fiscal 2000 we had sales of approximately $13.1 million of finished mattress products pursuant to supply contracts to SC Holdings, Inc., an entity controlled by Fenway. Messrs. Dresdale and Genender are directors of such entity. We believe that the terms on which mattresses are supplied to such related party are not materially less favorable than those that might reasonably be obtained in a comparable transaction at such time in an arm's length basis from a person that is not an affiliate or related party.

         The Company, Holdings and Fenway have entered into a management agreement (the "Fenway Advisory Agreement") pursuant to which Fenway provides strategic advisory services to the Company. In exchange for such services, the Company has agreed to pay Fenway (i) annual management fees of 0.25% of net sales for the prior fiscal year, (ii) fees in connection with the consummation of any acquisition transactions for Fenway's assistance in negotiating such transactions and (iii) certain fees and expenses, including legal and accounting fees and any out-of-pocket expenses incurred by Fenway in connection with providing services to the Company. Included in other expense is $1.8 million, $1.5 million and $0.3 million for the years 2000, 1999 and 1998, respectively, related to the management fee.

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

18.      OTHER EVENTS

Organizational Changes - Severance Arrangements

         On January 4, 2000, we announced that Charles R. Eitel had been appointed as our new Chairman and Chief Executive Officer. During January 2000, Mr. Eitel completed an assessment of the effectiveness of the organizational structure and in early February 2000, we undertook an enterprise-wide management reorganization to reflect a new management structure going forward. The management reorganization resulted in the termination of 14 management employees. During February 2000, we recorded non-recurring severance expense of $3.8 million, including compensation expense related to vested stock option cancellations. In addition, we have accrued $2.7 million in distributions payable to Holdings in connection with Holding's repurchase of Holdings common stock.

Customers

         On December 28, 2000, Montgomery Ward, one of our larger customers filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code. In addition, Montgomery Ward suspended further unpaid vendor deliveries and announced that over the next several months, their 250 stores and 10 distribution centers in 30 states would close. As a result of the Montgomery Ward bankruptcy, we recorded a charge of $1.5 million to reserve for amounts that may ultimately prove uncollectible. There can be no assurance, however, that amounts reserved will be adequate with respect to receivables from Montgomery Ward.

         On August 16, 2000, The Heilig-Meyers Company and certain subsidiaries ("Heilig-Meyers") filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code. Following the filing, Heilig-Meyers received a commitment from a group of lenders for $215 million in debtor-in-possession
(DIP) financing to provide funding for its post-petition trade and employee obligations, as well as its ongoing operating needs during the restructuring process. On September 12, 2000, Heilig-Meyers received approval from the Bankruptcy Court of its new credit program and its plan for closing over 300 stores. Due to the Heilig-Meyers bankruptcy, we recorded a charge of $1.8 million during the third quarter to reserve for amounts that may ultimately prove uncollectible. There can be no assurance, however, that amounts reserved will be adequate, nor can there be any assurance as to future sales levels with respect to Heilig-Meyers.

         In 2000, management decided that a distribution strategy of further investment into retail operations through acquisition of certain customers is not in the best interests of the Company. We had been pursuing an acquisition of a customer at an amount equal to the fair market value of the business less obligations owed to us. Consistent with management's decision, acquisition discussions were terminated. We believe that collectability of the full amounts owed to us by this former customer is remote. The total

                        Simmons Company and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
--------------------------------------------------------------------------------

amount recorded to write-off transaction fees incurred and to adjust the receivable (net of an allowance for doubtful accounts) to our current estimate of its net realizable value was approximately $3.5 million.

         Additionally, during 2000, a customer, which at one time represented our potential direct entry into retail operations, was liquidated. We recorded $4.3 million in charges in 2000 to write-off the receivable and provide for lease termination fees relating to certain lease obligations of the customer which were guaranteed by the Company.

         On January 21, 2000, one of our wholly-owned subsidiaries, Gallery Corp. ("Gallery") acquired substantially all of the retail store locations and other assets of H&H Sleep Centers, Inc. ("H&H") and CBMC Corp. ("CBMC"). H&H and CBMC had previously operated retail stores in the Los Angeles, Orange County and San Diego, California areas, selling primarily mattresses and related bedding products. Through Gallery, we acquired the H&H and CBMC assets in resolution of those companies' outstanding debt obligations to us, and our assumption of certain other liabilities of H&H and CBMC for a purchase price of $15.5 million. As a result of these transactions, Gallery is currently operating 37 retail locations in Southern California previously owned by H&H and CBMC.

         The cash pre-tax loss from operations of Gallery for the period from the acquisition date to December 30, 2000 of Gallery totaled approximately $1.7 million. Such loss is included in operating income in the consolidated statement of operations for 2000. Pro forma results had Gallery been acquired at the beginning of the year do not differ significantly from actual results. Pro forma results had the business been acquired at the beginning of 1999 are not determinable. Management has announced its intention to ultimately dispose of Gallery. While we believe that the eventual recovery of our investment in this business is dependent upon the ability of the operations to achieve improvements sufficient to generate profitable operations and positive cash flows, there can be no assurance this business will achieve such improvements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no occurrence requiring a response to item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the name, age as of March 1, 2001 and position of each of our directors and executive officers. Each of our directors will hold office until the next annual meeting of our shareholders or until his successor has been elected and qualified. Our executive officers are elected by our Board of Directors and serve at the discretion of the Board of Directors.

Name                         Age       Position
----                         ---       --------
Charles R. Eitel              51       Chairman of the Board of Directors and
                                            Chief Executive Officer
Robert W. Hellyer             41       President and Director
William S. Creekmuir          45       Executive Vice President, Chief Financial Officer,
                                             Treasurer, Secretary and Director
Peter Lamm                    49       Director
Richard C. Dresdale           45       Vice President, Assistant Treasurer, Assistant Secretary
                                       and Director
Mark R. Genender              36       Vice President, Assistant Treasurer, Assistant Secretary
                                       and Director
Robert K. Barton              60       Executive Vice President--Human Resources

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

         Robert W. Hellyer joined Simmons in 1995 and has served as President since January 2001. Prior to assuming his current position, Mr. Hellyer served as Executive Vice President--of Sales and Marketing, Executive Vice President--Sales, General Manager--Janesville and Vice President of Sales--Janesville. Prior to joining Simmons, Mr. Hellyer held various sales positions with Stearns & Foster.

         William S. Creekmuir joined Simmons in April 2000 as Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director. Prior to joining Simmons, Mr. Creekmuir served as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of LADD Furniture, Inc. Mr. Creekmuir is a director of Brown Jordan International, Inc. and chair of the Business Advisory Council to the Walker College of Business at Appalachian State University. Mr. Creekmuir is also a Certified Public Accountant.

         Peter Lamm became a director of Simmons in 1998 in connection with the Recapitalization. Mr. Lamm is Chairman and Chief Executive Officer and a founding partner of Fenway, a New York-based direct investment firm for institutional investors with a primary objective of acquiring leading middle-market companies. From February 1982 to April 1994, Mr. Lamm was a member of Butler Capital Corporation, a private investment firm, most recently as Senior Direct Investment Officer and Managing Director. Mr. Lamm currently serves as a director of several companies, including Aurora Foods, Inc., Quality Stores, Inc., Iron Age Corporation, Delimex Holdings, Inc. and Blue Capital Management.

         Richard C. Dresdale became a director of Simmons in 1998 in connection with the Recapitalization. Mr. Dresdale is also Vice President, Assistant Treasurer and Assistant Secretary of the Company. Mr. Dresdale is President and a founding partner of Fenway. From June 1985 until March 1994, Mr. Dresdale was a member of Clayton, Dubilier & Rice, Inc. a private investment firm, most recently as a Principal. Mr. Dresdale currently serves as a director of several companies, including Aurora Foods, Inc., Quality Stores, Inc., Delimex Holdings, Inc., MW Manufacturers Holdings Corp., Blue Capital Management and SC Holdings, Inc.

         Mark R. Genender became a director of Simmons in 1999. Mr. Genender has been a Managing Director of Fenway since 1999. Mr. Genender is also Vice President, Assistant Treasurer and Assistant Secretary of the Company. From 1996 to 1999, Mr. Genender was a Vice President of Fenway. From 1994 to 1996, Mr. Genender was a Director of Sales and Marketing for Nabisco International. From 1991 to 1994, Mr. Genender held various senior management positions at Hostess Frito-Lay, the Canadian snack food division of PepsiCo, Inc. Prior to 1991, Mr. Genender was employed by Goldman, Sachs & Co. in the Merger and Acquisitions department. Mr. Genender currently serves as a director of several companies, including Delimex Holdings, Inc., DCI Holdings, Inc. and SC Holdings, Inc.

         Robert K. Barton joined Simmons in 1982 and has served as Senior Vice President--Human Resources from 1990 through January 2001, at which time he became Executive Vice President--Human Resources. Prior to assuming his current position, Mr. Barton served as Vice President--Human Resources, Vice President--Administration, Vice President--Dealer Financial Services and Director of Dealer Financial Services.

DIRECTOR COMPENSATION

         We pay no additional remuneration to our employees or to executives of Fenway for serving as directors. See "--Executive Compensation". There are no family relationships among any of the directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth all cash compensation earned in the previous three years by each person serving as our Chief Executive Officer and each of our other four most highly compensated executive officers during the past year (the "Named Executive Officers"). The compensation arrangements for each of these officers that are currently in effect are described under the caption "-- Employment Arrangements" below. The bonuses set forth below include amounts paid in connection with the Recapitalization and amounts earned in the year shown but paid in the subsequent year.

                           SUMMARY COMPENSATION TABLE


                                                                                    Long-Term
                                                                               Compensation Awards
                                               Annual Compensation            --------------------     All Other
                                      ---------------------------------------  Shares Underlying     Compensation
Name and Principal Position             Year     Salary ($)      Bonus ($)         Options (#)         ($) (1)
---------------------------          ---------  ------------  --------------  --------------------  -------------
Zenon S. Nie                            2000     $    4,615     $     --                --          $2,280,000
     Former Chairman, Chief             1999        612,373           --           1,350,000            41,039
     Executive Officer and              1998        579,792      5,116,125              --             285,700
     President

Charles R. Eitel                        2000        496,474        484,447         1,350,000             5,422
     Chairman, Chief Executive
     Officer

Peter Brink (2)                         2000        293,333        237,092           500,000             1,994
     Executive Vice President--
     Chief Operations Officer

Robert W. Hellyer                       2000        217,500        229,500           480,000               461
      President                         1999        163,940         16,160            20,000            21,695
                                        1998        155,381         67,535              --              26,289

William S. Creekmuir                    2000        213,750        207,912           500,000             1,537
     Executive Vice President,
     Chief Financial Officer,
     Treasurer and Secretary

Robert K. Barton                        2000        218,167        158,041            50,000             5,036
     Executive Vice President--         1999        209,000           --              75,000            30,250
     Human Resources                    1998        202,417        276,102              --              43,389


(1)      These amounts consist of:

         (a)      severance to Mr. Nie of $2,280,000 in 2000;

         (b) our contributions to our ESOP in 1999 and 1998, respectively, in the amounts of $36,287 and $272,570 for Mr. Nie; $20,673 and $33,667 for Mr. Barton; $21,252 and $25,846 for Mr.
                  Hellyer; respectively; the amount of our contribution to our ESOP for 2000 has not been determined; and

         (c) premiums for term life insurance and long-term disability insurance in 2000, 1999 and 1998, respectively, in the amounts of $4,752, $13,130 and $13,276 for Mr. Nie; $5,422 for Mr.
                  Eitel; $1,994 for Mr. Brink; $461, $443 and $443 for Mr. Hellyer; $1,537 for Mr. Creekmuir; and $5,036, $9,577 and $9,722 for Mr. Barton; respectively.

(2)      Mr. Brink resigned subsequent to the end of the year.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                               Individual Grants
                          -----------------------------------------------------------
                                             Percent of
                                                Total                                       Potential Realizable Value
                              Number of       Options /                                                 of
                             Securities     SARs Granted     Exercise                         Assumed Annual Rates of
                             Underlying     to Employees        or                           Stock Price Appreciation
                            Option/ SARs      in Fiscal    Base Price      Expiration             For Option Terms
          Name               Granted (#)        Year         ($ / Sh)          Date            5% ($)          10% ($)
          ----            --------------  --------------   ----------      ----------      ------------     ------------
Zenon S. Nie                       --              --          --              --                --                --
Charles R. Eitel              1,350,000          28.0%      $ 6.7315          2010           5,708,475        14,483,475
Peter Brink                     500,000          10.4%      $ 6.7315          2010           2,114,250         5,364,250
Robert W. Hellyer               480,000          10.0%      $ 6.7315          2010           2,029,680         5,149,680
William S. Creekmuir            500,000          10.4%      $ 6.7315          2010           2,114,250         5,364,250
Robert K. Barton                 50,000           1.0%      $ 6.7315          2010             211,425           536,425

         The table below sets forth information concerning the value of unexercised stock options at the end of 2000 for the Named Executive Officers. No options were exercised by the Named Executive Officers in 2000. There was no public trading market for our common stock as of December 30, 2000. Therefore, the values in the table below have been calculated on the basis of the per share amount as determined by an independent third-party appraisal less the applicable exercise price.

                          FISCAL YEAR END OPTION VALUES

                                      Number of Shares                    Value of Unexercised
                                   Underlying Unexercised                     In-The-Money
                                         Options at                            Options at
                                    Fiscal Year End (#)                   Fiscal Year End ($)
          Name                Exercisable        Unexercisable       Exercisable    Unexercisable
--------------------------  -----------------  ------------------  --------------  --------------
Zenon S. Nie                        --                   --               --                --
Charles R. Eitel                    --              1,350,000             --             564,975
Peter Brink                         --                500,000             --             209,250
Robert W. Hellyer                 30,481              492,519          125,536           206,119
William S. Creekmuir                --                500,000             --             209,250
Robert K. Barton                  65,593              108,424          235,918            45,376

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

         Simmons 401(k) Plan. The Simmons 401(k) Plan, as amended, contains a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. Employees with 12 weeks of employment who have reached age 18 are permitted to participate in the plan. Generally employees covered by collective bargaining agreements are not permitted to participate in the plan, unless the collective bargaining agreement expressly provides for participation.

         Presently, approximately 979 employees participate in this plan. Participants direct the investment of their account balances. Effective January 1, 2001, eligible employees may defer the receipt of up to 17% (previously 6%) of compensation on a pre-tax basis, subject to various tax limitations. Participants are fully vested in their contributions at all times. Other than the pre-tax deferrals mentioned above, we did not make any contributions to the 401(k) plan during the 2000 plan year.

         Effective January 1, 2001, we amended the plan to provide for the making of employer non-elective contributions, currently 3% of an employee's compensation (subject to current tax limitations), and to allow participants to make increased salary deferral contributions. All employer non-elective contributions are immediately vested and not subject to forfeiture. Employees are eligible to receive the employer non-elective contribution following one year of service.

         ESOP. The ESOP, as amended, is a defined contribution pension benefit plan that is designed to qualify as a leveraged employee stock ownership plan within the meaning of Section 4975(e)(7) of the Internal Revenue Code. Assets of the ESOP are held in a trust for which State Street Bank & Trust Company serves as trustee. The ESOP covers otherwise eligible employees of Simmons who are 21 or older and who have completed at least one year of service for Simmons. Generally, employees covered by collective bargaining agreements are not permitted to participate, unless the collective bargaining agreement expressly provides for participation. As of December 30, 2000, approximately 1,900 of our current and former employees were participants in the ESOP.

         The ESOP provides benefits to each participating employee based on the value of the stock allocated to such participant's account over the period of such participant's participation in the plan. In general, benefits become payable to participants only following retirement or other separation from employment.

         The ESOP is a leveraged ESOP. Leveraged ESOPs differ from other defined contribution employee pension benefit plans in that they can borrow funds from the employer sponsoring the plan or from other parties in order to acquire company stock for allocation to participants' accounts as such indebtedness is repaid. Pending such allocation, as described below, Simmons' stock acquired by the ESOP is held by the ESOP trustee in a suspense account. In connection with the establishment of the ESOP in 1989, the ESOP borrowed funds from us for the purpose of acquiring Simmons' stock. As of December 30, 2000, the borrowed amount outstanding was approximately $15.4 million. As of December 25, 1999, the ESOP was indebted to us in the approximate principal amount of $27.4 million. Prior to March 22, 1996, the date of the Investcorp acquisition, the ESOP held 11,671,663 shares of our common stock. On the closing of the Investcorp acquisition, the ESOP sold 6,001,257 shares, representing all shares previously allocated to participants' ESOP accounts, to Holdings for approximately $31.2 million in the aggregate, the net proceeds of which were reinvested in diversified investments in the respective accounts of such participants in the ESOP. Pursuant to the Investcorp acquisition, the remaining 5,670,406 shares, representing all unallocated shares held in the suspense account, were converted into our Series A preferred stock. Prior to the Recapitalization, if converted into common stock of Simmons or capital stock of Holdings, this Series A preferred stock would have represented direct or indirect ownership of 15.1% of our common stock, after giving effect to such conversion, exclusive of outstanding stock options.

         On July 22, 1998, we entered into the ESOP Stock Sale and Exchange Agreement with Holdings, the ESOP trustee and REM Acquisition, Inc., a transitory merger corporation set up for the Recapitalization. Pursuant to this agreement, immediately prior to the Recapitalization, REM purchased all of our Series A preferred shares held by the ESOP that had been allocated to plan participants as of such date for an aggregate purchase price of approximately $15.4 million. These shares were cancelled in connection with the Recapitalization. In addition, immediately prior to the Recapitalization, the ESOP exchanged its remaining unallocated shares of our Series A preferred stock for 3,482,036 shares of common stock of Holdings. The ESOP received a fairness opinion from its financial advisor to the effect that the $15.4 million consideration received for our shares under the ESOP agreement was fair to the ESOP from a financial point of view.

         We make annual cash contributions to the ESOP in an amount up to 25% of eligible participant compensation, subject to limitations and conditions. The ESOP will then use this cash to repay the loan to us. As a result, there is no cash cost to us associated with the contributions to the ESOP. As the loan is repaid, a portion of, the shares of Holdings held by the ESOP will be allocated to participant accounts and non-cash compensation expense equal to the fair value of the allocated shares will be charged to non-cash ESOP expense. When the loan is repaid in full in the next year, all shares of Holdings held by the ESOP immediately after the Recapitalization will have been allocated to plan participants.

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

         There is a reduction for benefits accrued under the Retirement Plan for Simmons Employees, a predecessor plan that was terminated in 1987. A somewhat different formula applies to employees who are represented by IAM Local 315 in New Jersey and UFWA Local 262 in California. This plan is fully funded and will incur no additional liability. None of the named executive officers benefit under the plan.

         Nonqualified Employee Stock Ownership Plan. In 1989, we instituted a nonqualified plan to provide benefits to eligible employees similar to those benefits provided under the ESOP, described above. This plan covers employees who are not eligible to participate in the ESOP because of restrictions imposed by the ESOP on employees who elected favorable income tax treatment under Code Section 1042 with respect to the sale of employer securities to the ESOP. Benefits are to be paid in cash and are computed based on the value of shares the participants would have received had they participated in the ESOP. Participants are entitled to receive accrued benefits upon termination of employment with us, retirement, death or permanent disability. The nonqualified plan provides for bookkeeping entries to be provided on account of each designated employee, to be credited with the shares of stock which would have been allocated to the designated employee's accounts under the ESOP but for the fact that the ESOP terms restricted such an allocation. The same vesting schedule and distribution provisions apply as are described in the ESOP. We charged to non-qualified ESOP expense an amount of approximately $41,000, $137,000 and $184,000 in 2000, 1999 and 1998, respectively. We made distributions from the plan to participants in the amount of $0 and $233,000 in 2000 and 1999, respectively. The accrued benefits under the nonqualified plan were $302,000 at December 30, 2000 and $277,000 December 25, 1999 and are included in other long term liabilities in the accompanying balance sheets. We have continued the nonqualified plan after the consummation of the Recapitalization.

         Retiree Health Coverage. We currently provide health care and life insurance benefits to eligible retired employees. Eligibility is defined as retirement from active employment, having reached age 55 with 15 years of service as of December 31, 2000 and previous coverage as a salaried or non-union employee. Additionally, dependents are eligible to receive benefits, provided the dependent was covered prior to retirement. The medical plan pays a stated percentage of most medical expenses reduced for any deductible and payments made by government programs and other group coverage. Additionally, there is a $20,000 lifetime maximum benefit for participants age 65 and over. We also provide life insurance to all retirees who retired before 1979. These plans are unfunded.

EMPLOYMENT ARRANGEMENTS

         Charles R. Eitel, Chairman of the Board of Directors and Chief Executive Officer, Holdings and the Company have entered into an employment agreement effective as of January 4, 2000. Pursuant to his employment agreement, Mr. Eitel is entitled to receive (i) a base salary, currently $500,000 per year, or such other amount as approved by our Board of Directors, (ii) an annual cash bonus based upon the achievement of specified levels of operating performance by us, and (iii) specified fringe benefits, including country club dues and an automobile allowance. In addition, on the commencement of his employment, Mr. Eitel was granted, under our 1999 Stock Option Plan, stock options to purchase 1,350,000 shares of common stock of Holdings at an exercise price of $6.7315 per share. If Mr. Eitel's employment is terminated other than for death, incapacity or cause, Mr. Eitel will be entitled to (i) payment of his base salary then in effect for two years following the date of termination, (ii) a lump sum pro-rated bonus amount, and (iii) payment of health and dental premiums for two years and participation in such programs for as long as applicable law and such plans require or permit.

         Robert W. Hellyer, President, and we entered into an employment agreement which commenced on June 16, 2000. Pursuant to his employment agreement, Mr. Hellyer is entitled to receive (i) a base salary, currently $300,000 per year, or such other amount as approved by our Board of Directors,
(ii) an annual cash bonus based upon the achievement of specified levels of operating performance by us, and (iii) specified fringe benefits, including country club dues and an automobile allowance. In addition, Mr. Hellyer was granted under our 1999 Stock Option Plan stock options to purchase shares of common stock of Holdings at an exercise price of $6.7315 per share (currently 500,000). If Mr. Hellyer's employment is terminated other than for death, incapacity or cause, Mr. Hellyer will be entitled to (i) payment of his base salary then in effect for one year following the date of termination, subject to reduction if he commences other employment, (ii) a lump sum pro-rata bonus amount, and (iii) payment of health and dental premiums for one year and participation in such benefit programs for as long as applicable law and such plans require or permit.

         William S. Creekmuir, Executive Vice President, Chief Financial Officer, Treasurer and Secretary and we have entered into an employment agreement on April 1, 2000. Pursuant to his employment agreement, Mr. Creekmuir is entitled to receive (i) a base salary, currently $300,000 per year, or such other amount as approved by our Board of Directors, (ii) an annual cash bonus based upon the achievement of specified levels of operating performance by us,
(iii) fringe benefit arrangements generally available to our executive officers,
(iv) relocation assistance, (v) until his relocation, housing and commute assistance, and (vi) an automobile allowance. In addition, on commencement of his employment, Mr. Creekmuir was granted under our 1999 Stock Option Plan stock options to purchase 500,000 shares of common stock of Holdings at an exercise price of $6.7315 per share. If Mr. Creekmuir's employment is terminated other than for death, incapacity or cause, Mr. Creekmuir will be entitled to (i) payment of his base salary then in effect for two years following the date of termination, subject to reduction if he commences other employment, (ii) a lump sum pro-rata bonus amount, and (iii) payments of health and dental premiums for two years and participation in such benefit programs for as long as applicable law and such plans require or permit.

         Robert K. Barton, Executive Vice President--Human Resources, and we entered into an employment agreement which commenced on June 29, 1998. This employment agreement initially runs for two years and automatically extends one year on a daily basis beginning on the first anniversary of the commencement of employment term, subject to termination upon one year's notice. This agreement currently provides a base annual salary, subject to further increases approved by our Board of Directors, of $235,000. If Mr. Barton's employment is terminated without cause, he shall be entitled to receive payment of his base salary, an annualized bonus equal to 42.5% of his base salary then in effect and participation in health and welfare benefit programs for the longer of the remainder of the initial two year employment term or one year.

SEVERANCE ARRANGEMENTS

         On January 10, 2001, Mr. Brink resigned from the Company. Pursuant to Mr. Brink's employment agreement, he will receive amounts owed to him under his contract.

         On February 22, 2000, Holdings, Zenon Nie and we entered into a separation agreement. The terms of Mr. Nie's separation agreement provided for a lump sum separation amount of $2,280,000. Holdings also agreed to (i) repurchase 280,000 shares of Holdings common stock held by Mr. Nie for a total purchase price of $1,884,820, of which $1,250,000 was paid initially and the balance of $634,820 paid on January 16, 2001, and (ii) pay deferred compensation over a three year period in an amount of $3,035,146. Mr. Nie also received coverage and benefits under our employee benefit plans and programs for three years, outplacement assistance up to $90,000, and reimbursements of legal expenses incurred in the negotiation of the separation agreement up to $20,000.

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

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee (the "Committee") of the Board of Directors is responsible for the general compensation policies of the Company, and in particular is responsible for setting and administering the policies that govern executive compensation. The Committee evaluates the performance of management and determines the compensation levels for the Chief Executive Officer (the "CEO") and the Executive Officers of the Company. The CEO determines compensation levels for all other executive officers subject to the informal approval of the Committee.

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

SALARIES

         Base salaries are adjusted annually, following a review by the CEO. In the course of the review, performance of the individual with respect to specific objectives is evaluated, as are any increases in responsibility, and salaries for similar positions. The specific objectives for each executive officer are set by the CEO, and will vary for each executive position and for each year. Since this is a base salary review, performance of the Company does not weigh heavily in the result. When all reviews are completed, the CEO makes a recommendation to the Committee for their review and final approval.

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

         After the consummation of the Recapitalization, Holdings had 25,343,075.80 shares of issued and outstanding common stock, excluding its Class B common stock. The following table describes the beneficial ownership of each class of issued and outstanding equity securities of Holdings by each of our directors and executive officers, our directors and executive officers as a group and each person who beneficially owns more than 5% of the outstanding shares of any class of equity securities of Holdings as of December 30, 2000. As used in this table, beneficial ownership has the meaning set forth in Rule 13d-3(d)(1) of the Exchange Act.

         Fenway Partners Capital Fund, L.P. ("Fenway Partners Capital Fund") and Fenway Partners Capital Fund II, L.P. ("Fenway Partners Capital Fund II" and collectively with Fenway Partners Capital Fund, the "Fenway Funds") together hold substantially all of the voting interests of Simmons Holdings, LLC, and may therefore be deemed to have the power to vote or dispose of the shares of common stock held directly by Simmons Holdings, LLC. Additionally, the general partners of Fenway Partners Capital Fund and Fenway Partners Capital Fund II, Fenway Partners, L.P. and Fenway Partners II, LLC, respectively, may also be deemed to own beneficially these Fenway Funds' holdings. Fenway Partners Management, Inc. is the general partner of Fenway Partners, L.P. and may also be deemed to own beneficially the holdings of Fenway Partners Capital Fund. Fenway provides investment advisory services to the Fenway Funds and may be deemed to beneficially own the shares held by the Fenway Funds. Messrs. Dresdale and Lamm control Fenway Partners, L.P., Fenway Partners II, LLC, Fenway Partners, Inc. and Fenway Partners Management, Inc., and therefore may be deemed to own beneficially our shares of common stock held by Simmons Holdings, LLC. Mr. Genender is a managing director of Fenway, and Fenway Partners Management, Inc., and Messrs. Dresdale, Genender and Lamm are each a limited partner of Fenway Partners, L.P., and a member of Fenway Partners II, LLC. Accordingly, each may be deemed to own beneficially our shares of common stock held by Simmons Holdings, LLC. All of such persons and entities disclaim beneficial ownership of any shares in which they do not have pecuniary interests.

         The discussion above and the table below do not include 379,119.069 shares of Class B common stock, representing all of the issued and outstanding shares of Class B common stock, issued by Holdings and held by FPIP, LLC, of which Messrs. Dresdale, Genender and Lamm may be deemed to have beneficial ownership. Messrs. Dresdale, Genender and Lamm disclaim beneficial ownership of any such shares of common stock or Class B common stock, in which they do not have pecuniary interests. Class B common stock has the same rights and privileges as Holdings' other common stock except that currently, each share of Class B common stock:

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



                                                                                Number of
                                                                                 Shares
                                                                               Underlying
                                                        Number of Shares       Exercisable                             Total
                                                      (excluding Options/        Options/                            Ownership
                        Name                               Warrants)            Warrants       Total Shares         Percentage
                        ----                         ---------------------  ----------------  ---------------      ------------
Simmons Holdings, LLC                                        19,030,131.18      1,653,703.24    20,683,834.42         76.62%
   c/o Fenway Partners, Inc
   152 West 57th Street
   New York, NY 10019
ESOP shares                                                   3,482,036.00                --     3,482,036.00         13.74%
   c/o State Street Bank & Trust Company
   225 Franklin Street
   Boston, MA 02110
SH Investment Limited, a Cayman Islands                       1,336,997.70                --     1,336,997.70          5.28%
    corporation
    P.O. Box 1111, West Wind Building,
   George Town, Grand Cayman, Cayman Islands(a)
Charles R. Eitel                                                        --                --               --            *
Peter Brink                                                             --                --               -- (b)        *
Robert K. Barton                                                140,181.00         65,593.00       205,774.00            *
Robert W. Hellyer                                                13,629.00         30,481.00        44,110.00            *
William S. Creekmuir                                                    --                --               --            *
Peter Lamm                                                   19,030,131.18      1,653,703.24    20,683,834.42         76.62%
Richard C. Dresdale                                          19,030,131.18      1,653,703.24    20,683,834.42         76.62%
Mark R. Genender                                             19,030,131.18      1,653,703.24    20,683,834.42         76.62%
All directors and executive officers as a group
   (8 persons)                                               19,183,941.18      1,749,777.24    20,933,718.42         77.27%

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

         (b) Subsequent to December 30, 2000, the employment of this executive officer has been terminated, and the shares of Holdings common stock and options to purchase such common stock that were held by such officer have been repurchased or otherwise terminated.

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

FENWAY

         During fiscal 2000 we had sales of approximately $13.1 million of finished mattress products pursuant to supply contracts to SC Holdings, Inc., an entity controlled by Fenway. Messrs. Dresdale and Genender are directors of such entity. We believe that the terms on which mattresses are supplied to such related party are not materially less favorable than those that might reasonably be obtained in a comparable transaction at such time in an arms's length basis from a person that is not an affiliate or related party.

         For a description of the relationship between Fenway and the Company, see "Security Ownership of Certain Beneficial Owners and Management."

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Simmons Company and its subsidiaries are included in Part II, Item 8:

                  Report of Independent Accountants

                  Consolidated Statements of Operations for years ended December 30, 2000, December 25, 1999 and December 26, 1998

                  Consolidated Balance Sheets at December 30, 2000 and December 25, 1999

                  Consolidated Statement of Changes in Stockholders' Equity for the years ended December 30, 2000, December 25, 1999 and December 26, 1998

                  Consolidated Statements of Cash Flows for the years ended December 30, 2000, December 25, 1999 and December 26, 1998

         Notes to consolidated financial statements

(a)(2)   Financial Statement Schedule

                  Schedule V - Valuation Account

(a)(3)   The exhibits to this report are listed in section (c) of Item 14 below.

(b)      Reports on Form 8-K filed during the fourth quarter:

         A report on Form 8-K was filed on November 7, 2000, issuing a press release reporting our 2000 third quarter results of operations.

         A report on Form 8-K was filed on December 28, 2000, issuing a press release reporting the Company had reached a settlement in our dispute with Serta, Inc. and their licensees regarding certain alleged patent and trademark infringement.

(c)      Exhibits:

         The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form S-4 under the Securities Act of 1933 for the Registrant, File No. 333-76723 (referred to as "S-4"), (ii) the Annual Report on Form 10-K for the year ended December 25, 1999 for the Registrant (referred to as "1999 10-K" ), (iii) the Quarterly Report on Form 10-Q for the quarter ended September 25, 1999 for the Registrant (referred to as "9/25/99 10-Q"), (iv) the Quarterly Report on Form 10-Q for the quarter ended June 24, 2000 (referred to as "6/24/00 10-Q"), (v) the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (referred to as "9/30/00 10-Q"), or (vi) the Current Report on Form 8-K dated January 19, 2001 for the Registrant (referred to as "1/19/01 8-K"). Exhibits filed herewith have been denominated by a pound sign (#).

Exhibit
Number             Exhibit Description
------             -------------------

   *2.1 Agreement and Plan of Merger (the "Merger Agreement") dated July 16, 1998 by and among Simmons Company (the "Company"), Simmons Holdings, Inc. ("Simmons Holdings") and REM (S-4).

   *2.1.1 Amendment No. 1 to Merger Agreement dated as of September 22, 1998 (S-4).

   *2.1.2          Amendment No. 2 to Merger Agreement dated as of October 26,
                   1998 (S-4).

   *3(i)           Certificate of Incorporation of the Company (S-4).

   *3(ii)          By-laws of the Company (S-4).

   *4.1 Indenture between the Company and SunTrust Bank, Atlanta, as Trustee, dated as of March 16, 1999 (S-4).

  *10.1 ESOP Stock Sale and Exchange Agreement (the "ESOP Purchase Agreement") dated as of July 22, 1998 by and among Simmons Holdings, the Company, State Street Bank & Trust Company ("State Street"), solely in its capacity as trustee of the ESOP and REM (S-4).

  *10.1.1 Amendment No. 1 to ESOP Purchase Agreement dated as of September 25, 1998 (S-4).

  *10.2            1999 Stockholders' Agreement (9/25/99 10-Q).

  *10.3 1998 Stockholders' Agreement (the "1998 Stockholders' Agreement") dated as of October 29, 1998 among Simmons Holdings, the Company, Simmons Holdings, LLC ("Simmons Holdings, LLC"), Investcorp, and State Street, solely as trustee of the ESOP (S-4).

  *10.4 Joinder to 1998 Stockholders' Agreement dated as of October 29, 1998 by SH Investment Limited (S-4).

  *10.5 1998 Stockholders' Agreement dated as of October 29, 1998 by and among Simmons Holdings, Simmons Holdings, LLC and the Management Investors listed therein (S-4).

  *10.6 Credit and Guaranty Agreement (the "Credit and Guaranty Agreement") dated as of October 29, 1998, among the Company, Simmons Holdings and Certain Subsidiaries of the Company, as Guarantors, the financial institutions listed therein, as Lenders, Goldman Sachs Credit Partners L.P., as a Joint Lead Arranger and as Syndication Agent, Warburg Dillon Read LLC as a Joint Lead Arranger, and UBS A.G., Stamford Branch, as Administrative Agent (S-4).

  *10.6.1 First Amendment to Credit and Guaranty Agreement dated as of March 1, 1999 (S-4).

  *10.6.2 Second Amendment to Credit and Guaranty Agreement dated as of March 22, 2000 (1999 10-K).

  *10.6.3 Third Amendment to Credit and Guaranty Agreement dated as of March 22, 2000 (1/19/01 8-K).

Exhibit
Number             Exhibit Description
------             -------------------

  #10.7 Labor Agreement between the Company and The United Steel Workers of America, A.F.L., C.I.O., C.L.C., on behalf of its members in Local No. 173, in the Shawnee, Kansas plant of the Company excluding executives, sales employees, office workers, supervisors, foremen, time keepers, mechanics or machinist for the period from April 23, 1999 to April 22, 2002.

  *10.8 Advisory Agreement dated as of October 29, 1998 by and between Simmons Holdings, the Company and Fenway Partners, Inc. (S-4)

  *10.9            Simmons 1996 Management Stock Incentive Plan (S-4).

  *10.10           Form of Stock Option Agreement (S-4).

  *10.11           Form of Management Bonus Agreement (S-4).

  *10.12 Labor Agreement between the Company and The United Steel Workers, Local No. 425 for all employees at the Jacksonville, Florida plant of the Company excluding executives, sales employees, office workers, supervisors, inspectors, departmental coordinators or persons in any way identified with management for the period from October 16, 1997 to October 15, 2001 (S-4).

  *10.13 Labor Agreement between the Company and The United Steel Workers, Local No. 422 for all production and maintenance employees at the Dallas, Texas plant of the Company excluding supervisors, foremen, factory clerks, office employees, time keepers, watchmen or persons in any way identified with management for the period from October 16, 1997 to October 15, 2001 (S-4).

  *10.14 Labor Agreement between the Company and The United Steel Workers, Local No. 2401 for all production at the Atlanta, Georgia plant of the Company excluding office workers, supervisors, foremen, inspectors, watchmen, plant guards, departmental coordinators, carload checkers or persons in any way identified with management for the period from October 16, 1997 to October 15, 2001 (S-4).

  *10.15           1999 Stock Option Plan (9/25/99 10-Q).

  #10.15.1         Amendment No. 1 dated March 22, 2000 to the 1999 Stock Option
                   Plan.

  #10.15.2         Amendment No. 2 dated November 17, 2000 to the 1999 Stock
                   Option Plan.

  *10.16 Labor Agreement between the Company and The United Steel Workers, Local No. 515U for all employees at the Los Angeles, California plant of the Company excluding executives, sales employees, office workers, and supervisors for the period from October 16, 1997 to October 15, 2001 (S-4).

Exhibit
Number             Exhibit Description
------             -------------------

  *10.17 Labor Agreement between the Company and The United Steel Workers, Local No. 420 for employees at the Piscataway, New Jersey plant of the Company excluding watchmen, office janitors, maintenance department employees, truck drivers, tool makers, machinists, supervisors, porters, matrons, main office, clerical, and maintenance helpers for the period of October 16, 1997 to October 15, 2001 (S-4).

  *10.18 Labor Agreement between the Company and The United Steel Workers, Local No. 424 for all production employees at the Columbus, Ohio plant of the Company excluding executives, sales employees, office workers, timekeepers, watchmen, office janitors, maintenance department employees, truck drivers, foremen, supervisors, private chauffeurs, main office, clerical, and engine room and power plant employees for the period from October 16, 1997 to October 15, 2001 (S-4).

  *10.19 Lease Agreement Concourse at Landmark Center between Concourse I, Ltd., as Landlord, and the Company, as Tenant, dated April 20, 2000, as amended (9/30/00 10-Q).

  *10.20 Lease between Beaver Ruin Business Center-Phase V between St. Paul Properties, Inc., as Landlord, and the Company, as Tenant, dated October 19, 1994, as amended by Addendum to Lease, dated September 1, 1995 (S-4).

  *10.21 Loan Agreement, dated as of November 1, 1982, between the City of Janesville, Wisconsin and the Company, as successor by merger to Simmons Manufacturing Company, Inc., relating to $9,700,000 City of Janesville, Wisconsin Industrial Development Revenue Bond, Series A (S-4).

  *10.22 Loan Agreement between the City of Shawnee and the Company relating to the Indenture of Trust between City of Shawnee, Kansas and State Street Bank and Trust Company of Missouri, N.A., as Trustee, dated December 1, 1996 relating to $5,000,000 Private Activity Revenue Bonds, Series 1996 (S-4).

  *10.23 Loan Agreement dated December 12, 1997 between Simmons Caribbean Bedding, Inc. and Banco Santander Puerto Rico (S-4).

  *10.23.1         English Language Summary of Appendix to Exhibit 10.23.1
                   (S-4).

  *10.24 Securities Purchase Agreement, dated as of October 29, 1998 among the Company, Simmons Holdings and the Purchasers listed on Schedule I attached thereto (S-4).

  *10.25 Warrant to purchase 601,346.63 shares of common stock of Simmons Holdings (S-4).

  *10.26 Warrant to purchase 2,104,713.22 shares of common stock of Simmons Holdings dated October 29, 1998 (S-4).

  #10.27 Simmons Retirement Savings Plan adopted February 1, 1987, as amended and restated.

  *10.28 Separation Agreement dated as of February 22, 2000 by and among Simmons Holdings, Inc., the Company and Zenon S. Nie (1999 10-K).

Exhibit
Number             Exhibit Description
------             -------------------

  *10.29 Separation Agreement and General Release dated as of January 7, 2000 by and between the Company and Martin R. Passaglia (1999 10-K).

  *10.30 Employment Agreement between Simmons Holdings, Inc., the Company and Charles R. Eitel, dated as of January 4, 2000, as amended (1999 10-K).

  *10.31           Employment Agreement between the Company and Robert K.
                   Barton, dated as of June 29, 1998, as amended (S-4).

  *10.32           Employment Agreement between the Company and William S.
                   Creekmuir, dated as of April 1, 2000, as amended (6/24/00 10-Q).

  *10.33 Employment Agreement between the Company and Robert Hellyer, dated as of June 16, 2000 (6/24/00 10-Q).

  *21              Subsidiaries of the Company (1999 10-K).

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number.         Exhibit Description
-------         -------------------
10.7 Labor Agreement between the Company and The United Steel Workers of America, A.F.L., C.I.O., C.L.C., on behalf of its members in Local No. 173, in the Shawnee, Kansas plant of the Company excluding executives, sales employees, office workers, supervisors, foremen, time keepers, mechanics or machinist for the period from April 23, 1999 to April 22, 2002.

10.15.1           Amendment No. 1 dated March 22, 2000 to the 1999 Stock Option
                  Plan.

10.15.2           Amendment No. 2 dated November 17, 2000 to the 1999 Stock
                  Option Plan.

10.27 Simmons Retirement Savings Plan adopted February 1, 1987, as amended and restated.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Simmons Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SIMMONS COMPANY
                 Signature              Title
By        /s/ Charles R. Eitel          Chairman of the Board of Directors, Chief         March 29, 2001
       -----------------------------      Executive Officer and Director
              Charles R. Eitel              (Principal Executive Officer)

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934,
THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE
SIMMONS COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

By        /s/ Charles R. Eitel          Chairman of the Board of Directors, Chief         March 29, 2001
      -----------------------------       Executive Officer and Director
              Charles R. Eitel              (Principal Executive Officer)


          /s/ Robert W. Hellyer         President and Director                            March 29, 2001
      -----------------------------
              Robert W. Hellyer

          /s/ William S. Creekmuir      Executive Vice President and Chief                March 29, 2001
      -----------------------------       Financial Officer, Treasurer,
              William S. Creekmuir          Secretary and Director
                                               (Principal Financial Officer)


          /s/ Peter Lamm                Director                                          March 29, 2001
      -----------------------------
              Peter Lamm

          /s/ Richard C. Dresdale       Director                                          March 29, 2001
      -----------------------------
              Richard C. Dresdale

          /s/ Mark R. Genender          Director                                          March 29, 2001
      -----------------------------
              Mark R. Genender

          /s/ Mark F. Chambless         Vice President--Corporate Controller              March 29, 2001
      -----------------------------            (Principal Accounting Officer)
              Mark F. Chambless



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    SCHEDULE

         YEAR ENDED DECEMBER 30, 2000, YEAR ENDED DECEMBER 25, 1999, AND
                          YEAR ENDED DECEMBER 26, 1998

                   FORMING A PART OF ANNUAL REPORT PURSUANT TO
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                                    FORM 10-K

                                       OF

                                 SIMMONS COMPANY



                                 SIMMONS COMPANY

                         SCHEDULE V - VALUATION ACCOUNT

                   Col. A                           Col. B             Col. C              Col. D             Col. E
---------------------------------------------  ------------------ ------------------  -----------------  ------------------
                                                  Balance at                                                Balance at
                                                 Beginning of                                                 End of
                Description                         Period            Additions          Deductions           Period
---------------------------------------------  ------------------ ------------------  -----------------  ------------------
                                                                             (in thousands)
Fiscal year ended December 30, 2000
     Allowance for doubtful accounts                 $  3,449           $ 12,929            $ 11,952            $  4,426
     Discounts                                          2,178                266                --                 2,444
     Returns and allowances                             1,230              1,326                --                 2,556
                                                     --------           --------            --------            --------
                                                     $  6,857           $ 14,521            $ 11,952            $  9,426
                                                     ========           ========            ========            ========

Fiscal year ended December 25, 1999
     Allowance for doubtful accounts                 $  4,177           $  7,597            $  8,325            $  3,449
     Discounts                                          2,394               (216)               --                 2,178
     Returns and allowances                               930                300                --                 1,230
                                                     --------           --------            --------            --------
                                                     $  7,501           $  7,681            $  8,325            $  6,857
                                                     ========           ========            ========            ========

Fiscal year ended December 26, 1998
     Allowance for doubtful accounts                 $  3,827           $    865            $   (515)           $  4,177
     Discounts                                          1,497                897                --                 2,394
     Returns and allowances                             1,173               (243)               --                   930
                                                     --------           --------            --------            --------
                                                     $  6,497           $  1,519            $   (515)           $  7,501
                                                     ========           ========            ========            ========