Form 10-Q
period 2001-03-31
SIMMONS CO /GA/
filed 2001-05-09
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2001

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________

       Commission file number   333-76723

                                 SIMMONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                 06-1007444
------------------------------------            ----------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

One Concourse Parkway, Suite 800, Atlanta, Georgia           30328-6188
--------------------------------------------------   -------------------------
   (Address of principal executive offices)                   (Zip Code)

 Registrant's telephone number, including area code            (770) 512-7700

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         The number of shares of the registrant's common stock outstanding as of May 9, 2001 was 31,964,452.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                 (in thousands)
                                   (Unaudited)


                                                                                         Quarter Ended
                                                                          --------------------------------------------
                                                                               March 31,              March 25,
                                                                                  2001                  2000
                                                                                  ----                  ----
Net sales                                                                       $   179,562            $  143,445
     Cost of products sold                                                          101,841                83,843
                                                                                -----------            ----------
Gross margin                                                                         77,721                59,602

Operating expenses:
     Selling, general and administrative expenses                                    67,730                54,897
     ESOP expense                                                                       639                 1,990
     Management compensation-severance related                                            -                 3,777
     Amortization of intangibles                                                      2,108                 1,908
                                                                                -----------            ----------
                                                                                     70,477                62,572
                                                                                -----------            ----------
Operating income (loss)                                                               7,244                (2,970)

     Interest expense, net                                                            8,475                 8,560
     Other expense, net                                                                 649                   728
                                                                                -----------            ----------
          Loss before income taxes                                                   (1,880)              (12,258)

Income tax benefit                                                                     (902)               (8,212)
                                                                                -----------            ----------
Net loss                                                                               (978)               (4,046)
                                                                                -----------            ----------

Other comprehensive (loss) income:
     Foreign currency translation adjustment                                            (52)                    1
                                                                                -----------            ----------
Comprehensive loss                                                             $     (1,030)           $   (4,045)
                                                                                ============           ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                (in thousands)
                                   (Unaudited)


                                                                               March 31,            December 30,
                                                                                  2001                  2000*
                                                                                  ----                  -----
ASSETS
Current assets:
     Cash and cash equivalents                                                     $ 10,005              $  3,061
     Accounts receivable, less allowances for
         doubtful receivables, discounts, returns and                                89,139                88,116
         allowances of $7,747 and $9,426
     Inventories                                                                     24,626                23,838
     Deferred income taxes                                                           12,527                12,245
     Other current assets                                                            14,774                14,890
                                                                                   --------              --------
          Total current assets                                                      151,071               142,150
                                                                                    -------               -------

Property, plant and equipment, net                                                   50,976                52,057
Patents, net                                                                          3,077                 3,775
Goodwill, net                                                                       184,293               185,702
Deferred income taxes                                                                20,037                19,565
Long-term receivables                                                                 3,701                 2,200
Other assets                                                                          9,347                11,412
                                                                                    -------              --------
                                                                                   $422,502              $416,861
                                                                                    =======               =======



*Derived from the Company's 2000 audited Consolidated Financial Statements.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)


                                                                               March 31,            December 30,
                                                                                  2001                  2000*
                                                                                  ----                  -----
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                       $     7,258           $     1,343
     Accounts payable                                                                38,746                35,832
     Accrued wages and benefits                                                       7,331                10,597
     Accrued taxes                                                                    3,999                 2,065
     Accrued interest                                                                 2,214                 5,284
     Accrued liabilities                                                             30,130                29,854
                                                                                     ------                ------
          Total current liabilities                                                  89,678                84,975

Noncurrent liabilities:
     Long-term debt                                                                 325,534               323,931
     Post retirement benefit obligations other than pensions                          8,578                 8,579
     Other noncurrent liabilities                                                    11,960                11,954
                                                                                   --------              --------
          Total liabilities                                                         435,750               429,439
                                                                                    -------               -------

Commitments and contingencies

Redemption obligation - ESOP, net of related unearned
     compensation of $719 and $1,073                                                 30,097                23,824
Common stockholders' deficit:
     Common stock, $.01 par value; 50,000 shares
          authorized; 31,964 issued and outstanding                                     320                   320
     Accumulated deficit                                                            (43,549)              (36,658)
     Accumulated other comprehensive loss                                              (116)                  (64)
                                                                                    -------               -------
          Total common stockholders' deficit                                        (43,345)              (36,402)
                                                                                    -------               -------
                                                                                $   422,502           $   416,861
                                                                                    =======               =======



*Derived from the Company's 2000 audited Consolidated Financial Statements.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                                        Quarter Ended
                                                                         --------------------------------------------
                                                                              March 31,              March 25,
                                                                                 2001                  2000
                                                                                 ----                  ----
Cash flows from operating activities:
Net loss                                                                       $   (978)             $ (4,046)
Adjustments to reconcile net loss to net cash
     provided by operating activities:
          Depreciation and amortization                                           5,024                 4,555
          ESOP expense                                                              639                 1,990
          Provision for bad debts                                                 1,215                   650
          Provision for deferred income taxes                                      (754)               (1,165)
          Non-cash interest expense                                                 453                   483
          Non-cash variable stock option compensation expense                     3,227                     -
          Non-cash loss on value of derivatives                                     157                     -
Net changes in operating assets and liabilities:
          Accounts receivable                                                    (2,238)               (4,124)
          Inventories                                                              (788)                 (987)
          Other current assets                                                      115                (8,898)
          Accounts payable                                                        2,914                 2,708
          Accrued liabilities                                                    (7,512)               11,640
          Other, net                                                                818                (1,491)
                                                                                -------               -------
          Net cash provided by operating activities                               2,292                 1,315
                                                                                -------               -------

Cash flows from investing activities:
          Purchases of property, plant and equipment, net                        (1,836)               (1,101)
                                                                                -------               -------
Net cash used in investing activities                                            (1,836)               (1,101)
                                                                                -------               -------

Cash flows from financing activities:
          Distribution to Simmons Holdings                                         (283)               (2,264)
          Proceeds from Senior Credit Facility, net                               7,605                     -
          Payments on other long-term debt                                          (87)                  (83)
          Payments of financing costs                                              (695)                  (96)
                                                                                -------               -------
          Net cash provided by (used in) financing activities                     6,540                (2,443)
                                                                                -------               -------

Net effect of exchange rate changes on cash                                         (52)                    1
                                                                                --------              -------

Change in cash and cash equivalents                                               6,944                (2,228)
Cash and cash equivalents, beginning of period                                    3,061                 4,533
                                                                                -------               -------
Cash and cash equivalents, end of period                                       $ 10,005              $  2,305
                                                                                =======               =======

Supplemental cash flow information:
     Acquisition of business in exchange for receivables                       $      -              $ 15,449
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


                                         Simmons Company and Subsidiaries
                       Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                                       (in thousands, except share amounts)


                                                                               Retained       Accumulated         Total
                                                              Additional       Earnings          Other         Stockholders'
                                      Common       Common       Paid-In      (Accumulated    Comprehensive        Equity
                                      Shares        Stock       Capital        Deficit)      (Loss) Income       (Deficit)
                                   -------------  ----------  ------------  ---------------  ---------------  ---------------

Balance at December 25, 1999        31,964,452      $ 320              -     $  (23,608)         $ (44)         $ (23,332)
   Net loss                                  -          -              -        (10,943)             -            (10,943)
   Other comprehensive loss:
        Change in foreign currency
             translation                     -          -              -              -            (20)               (20)
   Excess of ESOP expense at fair
        market value over cost               -          -          2,010              -              -              2,010
   Increase in Redemption
        obligation--ESOP based on
        fair market value                    -          -         (1,029)          (384)             -             (1,413)
   Distribution to Holdings                  -          -           (981)        (1,723)             -             (2,704)
                                    ----------    ---------    ---------     ----------      ---------         ----------
Balance at December 30, 2000        31,964,452        320              -        (36,658)           (64)           (36,402)
    Net loss                                 -                                     (978)                             (978)
   Other comprehensive loss:
        Change in foreign currency
             translation                     -                                                     (52)               (52)
   Excess of ESOP expense at fair
        market value over cost               -                       285                                              285
    Increase in Redemption
        obligation--ESOP based on
        fair market value                    -                      (285)        (5,630)                           (5,915)

   Distribution to Holdings                  -          -              -           (283)             -               (283)
                                    ----------    ---------    ---------     ----------      ---------         ----------
 Balance at March 31, 2001
(unaudited)                         31,964,452      $ 320         $    -      $ (43,549)        $ (116)         $ (43,345)
                                    ==========      =====      =========      ==========        =======         ==========



              The accompanying notes are an integral part of these consolidated financial statements.

                        Simmons Company and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

For purposes of this report the "Company" refers to Simmons Company and its subsidiaries, collectively. The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). The accompanying unaudited condensed consolidated financial statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2001, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and accompanying notes. Operating results for the period ended March 31, 2001, are not necessarily indicative of future results that may be expected for the year ending December 29, 2001.

2.       Accounting Pronouncements

SFAS 133
The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "FAS 133"), on December 30, 2000. In accordance with the transition provisions of FAS 133, the Company recorded an immaterial adjustment to "Other current assets" in the 2001 consolidated balance sheet and to "Other expense, net" in the 2001 consolidated statement of operations.

EITF 00-22
In January 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on how a vendor should account for an offer to a customer to rebate or refund a specified amount of cash only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period. This issue is one of many issues contained in EITF 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". The consensus requires that a vendor should recognize a liability for the rebate at the point of revenue recognition for the underlying revenue transactions that result in progress by the customer toward earning the rebate. Measurement of the liability should be based on the estimated number of customers that will ultimately earn and claim rebates or refunds under the offer. The vendor should classify the cost of the rebate as a reduction of revenue in the income statement. This consensus is effective beginning in fiscal 2001. The company has adjusted its accounting policy for rebates and the related classification in the consolidated statement of operations to comply with the consensus. The effect of this reclassification was to decrease both net sales and selling, general and administrative expenses by $2.2 million and $1.2 million at March 31, 2001 and March 25, 2000 respectively.

3.       Inventories

A summary of inventory follows (amounts in thousands):


                                                                               March 31,            December 30,
                                                                                  2001                  2000
                                                                                  ----                  ----

            Raw materials                                                           $15,061               $14,900
            Work in progress                                                          1,414                 1,626
            Finished goods                                                            8,151                 7,312
                                                                                    -------                ------
                                                                                    $24,626               $23,838
                                                                                     ======                ======


4.       Long-Term Debt

A summary of long-term debt follows (amounts in thousands):


                                                                               March 31,            December 30,
                                                                                  2001                  2000
                                                                                  ----                  ----
            Senior Credit Agreement:
                 Revolving Loan Facility                                           $  8,000              $      -
                 Tranche A Term Loan                                                 47,061                47,061
                 Tranche B Term Loan                                                 67,157                67,553
                 Tranche C Term Loan                                                 43,249                43,249
            Industrial Revenue Bonds, 7.00%, due 2017                                 9,700                 9,700
            Industrial Revenue Bonds, 4.45%, due 2016                                 4,600                 4,600
            Banco Santander Loan, 7.38%                                               2,702                 2,755
            10.25% Series Subordinated Notes due 2009                               150,000               150,000
            Other, including capital lease obligations                                  323                   356
                                                                                   --------              --------
                                                                                    332,792               325,274
            Less current portion                                                     (7,258)               (1,343)
                                                                                   --------              --------
                                                                                   $325,534              $323,931
                                                                                   ========              ========


The Senior Credit Agreement provides for loans of up to $250.0 million, consisting of a Term Loan Facility of $190.0 million and a Revolving Loan Facility of $60.0 million. Following the prepayments made from the proceeds of a private offering of 10.25% Series B Senior Subordinated Notes due 2009, the Term Loan Facility was reduced to approximately $166.0 million.

Our indebtedness under the Senior Credit Agreement bears interest at a floating rate, generally based on LIBOR, is guaranteed by Simmons Holdings and one of our current domestic subsidiaries, and is collateralized by substantially all of our assets.

The Senior Credit Facility was amended effective January 5, 2001 (as further described below) to (among other things) increase the interest rate margin. Following the amendment, borrowings under the Senior Credit Facility currently bear interest rates selected by us based upon LIBOR or Prime plus the following applicable interest rate margin as follows:

                                                 LIBOR              Prime
                                           ------------------  -----------------
          Revolving Loan Facility                 3.00%              2.00%
          Tranche A Term Loan                     3.00%              2.00%
          Tranche B Term Loan                     3.50%              2.50%
          Tranche C Term Loan                     3.75%              2.75%

The weighted average interest rates per annum in effect at March 31, 2001 for the Revolving Loan Facility, Tranche A term, Tranche B term and Tranche C term loans were 10.5%, 8.62%, 8.90% and 9.20%, respectively.

The use of interest rate risk management instruments, such as collars and swaps, is required under the terms of the Senior Credit Facility. The Company has developed and implemented a policy to maintain the percentage of fixed and variable debt within certain parameters. Through the use of collars and swaps, the Company limits its exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates. At March 31, 2001, the amount covered by collars and swaps was $80.0 million, with effective interest rates between 4.59% and 6.0%. The estimated fair value of these collars and swaps at March 31, 2001 was approximately ($0.2) million. While collars and swaps represent an integral part of the Company's interest rate risk management program, their impact on interest expense for the quarter ended March 31, 2001 was not significant. The Company does not account for these instruments as hedges and marks them to their fair market values through adjustments to earnings.

At March 31, 2001, the amount under the Revolving Credit Facility that was available to be drawn was $50.9 million, after giving effect to $8.0 million in borrowings and $1.1 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the Revolving Credit Facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the Revolving Credit Facility to fund acquisitions and capital expenditures.

Effective January 5, 2001, the Company amended its Senior Credit Facility:

        - to waive provision in the Senior Credit Facility that limited the amount of the Serta litigation settlement to $1.5 million and to permit the settlement on December 28, 2000 which totaled $4.25 million; and for purposes of calculating adjusted EBITDA for fiscal year 2000 and a portion of 2001 financial covenant calculations, to permit the add-back of $4.25 million for the settlement and $2.0 million in associated legal fees;
        -     to revise the interest rate margin matrix;
        - to permanently reduce the aggregate amount of the revolver by $20.0 million from $80.0 million to $60.0 million;
        -     to expand our sale/leaseback limitation by $7.0 million;
        -     to modify certain key covenant rations; and
        -     to increase the capital expenditures limitation.

The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities except for the 10.25% Series B Senior Subordinated Notes due 2009 and a portion of the Company's bank term debt which are at quoted market values. The fair value of the Company's 10.25% Series B Senior Subordinated Notes due 2009 was $147,750 at March 31, 2001. The fair value of all other long-term debt approximates the carrying value at March 31, 2001.

5.       Recent Developments - Customers

During the prior year, two of our largest customers, Heilig-Meyers Company and Montgomery Ward, filed voluntary petitions for relief under Chapter 11 of the Federal Bankruptcy Code. On April 18, 2001, Heilig-Meyers filed a form 8-K announcing its intent to close the 375 remaining furniture stores operating under the Heilig-Meyers name. At the end of 2000, we reserved for anticipated losses related to these two customers. There can be no assurances, however, that amounts reserved will be adequate with respect to receivables from these two customers.

6.       Contingencies

From time to time, we have been involved in various legal proceedings. We believe that all current litigation is routine in nature and incidental to the conduct of our business, and that none of this litigation, if determined adversely to us, would have a material adverse effect on our financial condition or results of our operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of net sales to certain items included in the Condensed Consolidated Statements of
Operations:

                                                                           Quarter Ended
                                                                      March 31,        March 25,
                                                                        2001            2000
                                                                        ----            ----
Net sales                                                              100.0%           100.0%
Cost of products sold                                                   56.7%            58.4%
                                                                      ------           ------
     Gross margin                                                       43.3%            41.6%
Selling, general and administrative expenses                            37.7%            38.3%
ESOP expense                                                             0.4%             1.4%
Management compensation - severance                                         -             2.6%
Amortization of intangibles                                              1.2%             1.3%
                                                                      ------           ------
     Operating income                                                    4.0%            (2.0)%
Interest expense, net                                                    4.7%             6.0%
Other expense, net                                                       0.3%             0.5%
                                                                      ------           ------
     Loss before income taxes                                           (1.0)%           (8.5)%
Income tax benefit                                                       0.5%             5.7%
                                                                      ------           ------
     Net loss                                                           (0.5)%           (2.8)%
                                                                       ======         ========


QUARTER ENDED MARCH 31, 2001 AS COMPARED TO QUARTER ENDED MARCH 25, 2000

Net Sales. Net sales for the quarter ended March 31, 2001 increased 25.2%, or $36.1 million, to $179.5 million in 2001 from $143.4 million in 2000. The increase versus 2000 was primarily due to a 16.6%, or $24.0 million, increase in bedding unit sales volume, and a 7.4%, or $12.4 million, increase in bedding average unit selling price. The increase in unit shipments is primarily attributable to increases in the Beautyrest(R) product line. The increase in bedding average unit selling price was attributable to a higher product mix concentration of Beautyrest(R) products. This increase in sales occurred despite a decrease in sales of $12.5 million in the aggregate, to Heilig-Meyers and Montgomery Ward. See "Recent Developments - Customers"

Cost of Products Sold. As a percentage of net sales, cost of products sold for the quarter ended March 31, 2001 decreased 1.7 percentage points to 56.7% from 58.4% in 2000. Our first quarter gross margin improvement to 43.3% in 2001 from 41.6% in 2000 reflects the increased absorption of fixed costs through higher sales volume and improved product mix of Beautyrest(R) products.

Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the quarter ended March 31, 2001 decreased 0.6 percentage point to 37.7% in 2001 from 38.3% in 2000. This decrease is primarily due to the fact that the costs associated with the 2001 national advertising program will occur in the second and third quarters, whereas in 2000 these costs occurred in the first three quarters . Offsetting these decreased costs was a $3.2 million increase in the non-cash variable stock option compensation expense in the first quarter of 2001 due to a 23.8% increase in the underlying fair value of Simmons Holdings' (Holdings) common stock since 2000 fiscal year end.

ESOP Expense. ESOP expense decreased to $0.6 million for the quarter ended March 31, 2001 from $2.0 million for the quarter ended March 25, 2000. This decrease is attributable to a decline in the number of shares allocable for 2001, offset by a 31.5% increase in the underlying fair value of Holdings' common stock since the first quarter of 2000.

Amortization of Intangibles. Amortization of intangibles increased to $2.1 million for the quarter ended March 31, 2001 from $1.9 million for the quarter ended March 25, 2000 due to the amortization of goodwill associated with the 2000 acquisition of Gallery Corp.

Management Compensation - Severance Related. In connection with the termination of certain senior executives, we incurred costs in 2000 of $3.8 million consisting of:

        - $2.4 million related to the severance provisions contained in certain executive employment agreements and other severance agreements; and

        - $1.4 million related to the cancellation of vested compensatory incentive stock options.

Interest Expense, Net. Interest expense, net decreased slightly due to a decline in the interest rates in the first quarter of 2001, offset by an increase in average outstanding borrowings as compared to the prior year.

Other Expense, Net. Other expense, net remained relatively stable compared to the prior year.

Income Taxes. Our effective tax rates of 48.0% and 67.0% for the quarters ended March 31, 2001 and March 25, 2000 differ from the federal statutory rate primarily because of non tax-deductible amortization of goodwill and differences in our projected pre-tax results for fiscal 2001 and 2000.

Net Loss. For the reasons set forth above, we incurred a net loss of $1.0 million for the quarter ended March 31, 2001 compared to a net loss of $4.0 million for the quarter ended March 25, 2000.

EBITDA. For the reasons set forth above, we had an EBITDA of $13.1 million or 7.3% of net sales for the three months ended March 31, 2001 compared to $3.6 million, or 2.5% of net sales for the three months ended March 25, 2000. Excluding for 2001 (i) $3.2 million non-cash variable stock option compensation expense, and for 2000 (i) $3.8 million severance expense, Adjusted EBITDA totaled $16.3 million, or 9.1% of net sales, in 2001, compared to $7.4 million, or 5.1% of net sales, in 2000, a 120.3% increase.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of cash to fund liquidity needs is net cash provided by operating activities and availability under our senior credit facility. Our primary use of funds consists of payments of principal and interest, capital expenditures, severance and equity related repurchases.

Our operating activities provided cash of $2.3 million in the first three months of 2001 compared to $1.3 million provided in the first three months of 2000. The following items principally account for this increase:

        -     A lower net loss for the first quarter of 2001;

        - Non-cash compensation expense in 2001 related to our variable stock options;

        - Management bonuses which were greater for fiscal 2000 than 1999 were paid in the first quarter of 2001, whereas 1999 bonuses were paid out in the second quarter of 2000;

        - Management severance of $3.8 million was accrued in the first quarter of 2000;

        - Costs associated with the rollout of the Beautyrest(R) 2000 line were accrued in the first quarter of 2000. No such costs were incurred in 2001.

Our capital expenditures totaled $1.9 million for the three months ended March 31, 2001. These capital expenditures consisted primarily of normal recurring capital expenditures. We expect to spend an aggregate of approximately $11 million for capital expenditures in 2001. We believe that annual capital expenditure limitations in our Senior Credit will not significantly inhibit us from meeting our ongoing capital expenditure needs.

The loss from operations (pre-tax) for the Company's retail subsidiary, Gallery Corp., for the quarter ended March 31, 2001 totaled $0.8 million, compared to $0.1 million for the period from the acquisition date, January 21, 2000, to March 25, 2000. Such losses are included in operating income in the consolidated statements of operations.

Effective January 5, 2001, the Company amended its Senior Credit Facility:

        - to waive provision in the Senior Credit Facility that limited the amount of the Serta litigation settlement to $1.5 million and to permit the settlement on December 28, 2000 which totaled $4.25 million; and for purposes of calculating adjusted EBITDA for fiscal year 2000 and a portion of 2001 financial covenant calculations, to permit the add-back of $4.25 million for the settlement and $2.0 million in associated legal fees;
        -     to revise the interest rate margin matrix;
        - to permanently reduce the aggregate amount of the revolver by $20.0 million from $80.0 million to $60.0 million;
        -     to expand our sale/leaseback limitation by $7.0 million;
        -     to modify certain key covenant rations; and
        -     to increase the capital expenditures limitation.

As of March 31, 2001, we had borrowings of $8.0 million and availability to borrow $50.9 million under our revolving credit facility. We were in compliance at March 31, 2001 with the financial covenants contained in all of our credit facilities.

RECENT DEVELOPMENTS - CUSTOMERS

During the prior year, two of our largest customers, Heilig-Meyers Company and Montgomery Ward, filed voluntary petitions for relief under Chapter 11 of the Federal Bankruptcy Code. On April 18, 2001, Heilig-Meyers filed a form 8-K announcing its intent to close the 375 remaining furniture stores operating under the Heilig-Meyers name. At the end of 2000, we reserved for anticipated losses related to these two customers. There can be no assurances, however, that amounts reserved will be adequate with respect to receivables from these two customers.

SEASONALITY

Our volume of sales is somewhat seasonal, with sales generally lower during the first quarter of each year than in the remaining three quarters of the year. Historically, our working capital borrowings have increased during the first half of each year and have decreased in the second half of each year. We also experience a seasonal fluctuation in profitability, with our gross profit percentage during the first quarter of each year is usually slightly lower than the gross profit percentages obtained in the remaining part of the year. We believe that seasonality of profitability is a factor that affects the conventional bedding industry generally and that it is primarily due to retailers' emphasis in the first quarter on price reductions and promotional bedding and manufacturers' emphasis on close-outs of the prior year's product lines. These two factors together usually result in lower first quarter profit margins. However, in 2001 we did not close out our Beautyrest (R) 2000 line, so we did not experience a lower profit margin.

ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "FAS 133"), on December 30, 2000. In accordance with the transition provisions of FAS 133, the Company recorded an immaterial adjustment to "Other current assets" in the 2001 consolidated balance sheet and to "Other expense, net" in the 2001 consolidated statement of operations.

In January 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on how a vendor should account for an offer to a customer to rebate or refund a specified amount of cash only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period. This issue is one of many issues contained in EITF 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". The consensus requires that a vendor should recognize a liability for the rebate at the point of revenue recognition for the underlying revenue transactions that result in progress by the customer toward earning the rebate. Measurement of the liability should be based on the estimated number of customers that will ultimately earn and claim rebates or refunds under the offer . The vendor should classify the cost of the rebate as a reduction of revenue in the income statement. This consensus is effective beginning in fiscal 2001. The company has adjusted its accounting policy for rebates and the related classification in the consolidated statement of operations to comply with the consensus. The effect of this reclassification was to decrease both net sales and selling, general and administrative expenses by $2.2 million and $1.2 million at March 31, 2001 and March 25, 2000 respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information relative to our market risk sensitive instruments by major category at December 30, 2000 is presented under Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2000. During the first quarter ended March 31, 2001 there has been no material change to this disclosure.

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


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         None.

         (b) Reports on Form 8-K

             On January 11, 2001, the Company filed with the Commission a Form 8-K which reported under Item 5 the Press Release dated January 10, 2001 announcing Robert Hellyer's promotion to the position of President, and announcing the resignation of Peter Brink as Executive Vice President, Chief Operations Officer.

             On January 19, 2001, the Company filed with the Commission a Form 8-K which reported under Item 5 the Press Release dated January 19, 2001 announcing the Third Amendment to the Senior Credit Agreement dated as of January 5, 2001.

             On February 14, 2001, the Company filed with the Commission a Form 8-K which reported under Item 5 the Press Release dated February 13, 2001 announcing the results of operations for the fourth quarter and the full year of 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Simmons Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 SIMMONS COMPANY

By:           /s/ William S. Creekmuir
              --------------------------------------
                  William S. Creekmuir
              Executive Vice President-Chief Financial Officer

Date:         May 9, 2001