Form 10-Q
period 2001-06-30
SIMMONS CO /GA/
filed 2001-08-14
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

         Commission file number   333-76723
                                  ---------

                                 SIMMONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   06-1007444
------------------------------------        ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

One Concourse Parkway, Suite 800, Atlanta, Georgia             30328-5369
--------------------------------------------------   ---------------------------
(Address of principal executive offices)                        (Zip Code)

         Registrant's telephone number, including area code      (770) 512-7700
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

         The number of shares of the registrant's common stock outstanding as of August 10, 2001 was 31,964,452.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Simmons Company and Subsidiaries
                Condensed Consolidated Statements of Operations
                                 (in thousands)
                                  (Unaudited)

                                                                   Quarter Ended                   Six Months Ended
                                                                   -------------                   ----------------
                                                               June 30,       June 24,         June 30,         June 24,
                                                                2001           2000              2001             2000
                                                                ----           ----              ----             ----

Net sales                                                   $ 160,536        $ 181,876        $ 340,098        $ 325,321
     Cost of products sold                                     87,586          103,098          189,428          186,941
                                                            ---------        ---------        ---------        ---------
Gross margin                                                   72,950           78,778          150,670          138,380

Operating expenses:
     Selling, general and administrative expenses              64,380           69,737          132,108          124,776
     ESOP expense                                                 653            1,674            1,293            3,664
     Management compensation-severance related                   --               --               --              3,777
     Amortization of intangibles                                2,107            2,096            4,215            4,131
                                                            ---------        ---------        ---------        ---------
                                                               67,140           73,507          137,616          136,348
                                                            ---------        ---------        ---------        ---------
Operating income                                                5,810            5,271           13,054            2,032

     Interest expense, net                                      8,194            8,749           16,676           17,309
     Other expense, net                                           608              443            1,249              902
                                                            ---------        ---------        ---------        ---------
          Loss before income taxes                             (2,992)          (3,921)          (4,871)         (16,179)

Income tax benefit                                              1,296            7,108            2,197           15,320
                                                            ---------        ---------        ---------        ---------
Net income (loss)                                              (1,696)           3,187           (2,674)            (859)
                                                            ---------        ---------        ---------        ---------

Other comprehensive income (loss):
     Foreign currency translation adjustment                       44               (8)              (8)              (7)
                                                            ---------        ---------        ---------        ---------
Comprehensive income (loss)                                 $  (1,652)       $   3,179        $  (2,682)       $    (866)
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

                        Simmons Company and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                 (in thousands)
                                  (Unaudited)

                                                                      June 30,           December 30,
                                                                        2001                 2000*
                                                                        ----                 -----

ASSETS
Current assets:
     Cash and cash equivalents                                      $   1,234             $   3,061
     Accounts receivable, less allowances for doubtful
          receivables, discounts, and returns of $9,269 and            86,364                88,116
          $9,426
     Inventories                                                       23,921                23,838
     Deferred income taxes                                             11,198                12,245
     Other current assets                                              13,937                14,890
                                                                    ---------             ---------
          Total current assets                                        136,654               142,150
                                                                    ---------             ---------

Property, plant and equipment, net                                     48,763                52,057
Patents, net                                                            2,378                 3,775
Goodwill, net                                                         182,883               185,702
Deferred income taxes                                                  22,843                19,565
Long-term receivables                                                   3,701                 2,200
Other assets                                                            8,379                11,412
                                                                    ---------             ---------
                                                                    $ 405,601             $ 416,861
                                                                    =========             =========








*        Derived from the Company's 2000 audited Consolidated Financial
         Statements.





    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                 (in thousands)
                                  (Unaudited)

                                                                             June 30,             December 30
                                                                               2001                  2000*
                                                                               ----                  -----

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
     Current maturities of long-term debt                                   $  10,892               $   1,343
     Accounts payable                                                          29,972                  35,832
     Accrued wages and benefits                                                 9,876                  10,597
     Accrued taxes                                                                860                   2,065
     Accrued interest                                                           5,876                   5,284
     Other accrued expenses                                                    29,011                  29,854
                                                                            ---------               ---------
          Total current liabilities                                            86,487                  84,975

Long-term debt                                                                315,197                 323,931
Post retirement benefit obligations other than pensions                         4,383                   8,579
Other non-current liabilities                                                  13,782                  11,954
                                                                            ---------               ---------
          Total liabilities                                                   419,849                 429,439
                                                                            ---------               ---------

Commitments and contingencies
Redemption obligation--ESOP, net of related unearned
     compensation of $364 and $1,073                                           31,148                  23,824
Common stockholder's deficit:
     Common stock, $.01 par value; 50,000 shares
          authorized; 31,964 issued and outstanding                               320                     320
     Accumulated deficit                                                      (45,644)                (36,658)
     Accumulated other comprehensive loss                                         (72)                    (64)
                                                                            ---------               ---------
          Total common stockholder's deficit                                  (45,396)                (36,402)
                                                                            ---------               ---------
                                                                            $ 405,601               $ 416,861
                                                                            =========               =========





*        Derived from the Company's 2000 audited Consolidated Financial
         Statements.






    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)

                                                                                      Six Months Ended
                                                                         -----------------------------------------
                                                                                 June 30,         June 24,
                                                                                   2001             2000
                                                                                   ----             ----
Cash flows from operating activities:
Net loss                                                                       $  (2,674)       $    (859)
Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
          Depreciation and amortization                                           10,307            9,477
          ESOP expense                                                             1,293            3,665
          Provision for bad debts                                                  3,863            5,988
          Provision for deferred income taxes                                     (2,231)          (1,805)
          Non-cash interest expense                                                1,014              892
          Non-cash variable stock option compensation exp                          4,978             --
          Non-cash loss on value of derivatives                                      280             --
Net changes in operating assets and liabilities:
          Accounts receivable                                                     (2,111)         (30,310)
          Inventories                                                                (83)          (4,692)
          Other current assets                                                       953          (16,042)
          Accounts payable                                                        (5,860)          11,708
          Accrued liabilities                                                     (5,503)          13,994
          Other, net                                                              (3,084)             961
                                                                               ---------        ---------
            Net cash provided by (used in) operating activities                    1,142           (7,023)
                                                                               ---------        ---------

Cash flows from investing activities:
     Purchases of property, plant and equipment, net                              (2,797)          (4,689)
                                                                               ---------        ---------
            Net cash used in investing activities                                 (2,797)          (4,689)
                                                                               ---------        ---------

Cash flows from financing activities:
     Distribution to Simmons Holdings                                               (283)          (2,391)
     Proceeds from Senior Credit Facility, net                                     1,013            9,500
     Payments on other long-term debt                                               (198)            (158)
     Payments of financing costs                                                    (696)            (399)
     Bank overdrafts                                                                --              2,843
                                                                               ---------        ---------
            Net cash provided by (used in) financing activities                     (164)           9,395
                                                                               ---------        ---------

Net effect of exchange rate changes on cash                                           (8)              (7)
                                                                               ---------        ---------
Change in cash and cash equivalents                                               (1,827)          (2,324)
Cash and cash equivalents, beginning of period                                     3,061            4,533
                                                                               ---------        ---------
Cash and cash equivalents, end of period                                       $   1,234        $   2,209
                                                                               =========        =========

Supplemental cash flow information:
     Acquisition of business in exchange for receivables                       $    --          $  15,449
                                                                               =========        =========


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                                         Simmons Company and Subsidiaries
                        Consolidated Statements of Changes in Common Stockholder's Deficit
                                       (in thousands, except share amounts)




                                                                                                     Accumulated
                                                                    Additional                          Other            Total
                                         Common         Common        Paid-In       Accumulated     Comprehensive    Stockholder's
                                         Shares          Stock        Capital         Deficit      (Loss) Income       Deficit
                                     -------------    ----------   ------------   --------------  ----------------  --------------

Balance at December 25, 1999            31,964,452    $      320           --       $  (23,608)    $      (44)      $  (23,332)
   Net loss                                   --            --             --          (10,943)          --            (10,943)
   Other comprehensive loss:
        Change in foreign currency
             translation                      --            --             --             --              (20)             (20)
   Excess of ESOP expense at fair
        market value over cost                --            --            2,010           --             --              2,010
   Increase in Redemption
        obligation--ESOP based on
        fair market value                     --            --           (1,029)          (384)          --             (1,413)
   Distribution to Holdings                   --            --             (981)        (1,723)          --             (2,704)
                                        ----------    ----------     ----------     ----------     ----------       ----------
Balance at December 30, 2000            31,964,452           320           --          (36,658)           (64)         (36,402)
    Net loss                                  --            --             --           (2,674)          --             (2,674)
   Other comprehensive loss:
        Change in foreign currency            --            --             --             --               (8)              (8)
             translation
   Excess of ESOP expense at fair             --            --              585           --             --                585
        market value over cost
    Increase in Redemption
        obligation--ESOP based on             --            --             (585)        (6,029)          --             (6,614)
        fair market value
   Distribution to Holdings                   --            --             --             (283)          --               (283)
                                        ----------    ----------     ----------     ----------     ----------       ----------
 Balance at June 30, 2001
 (unaudited)                            31,964,452    $      320     $     --       $  (45,644)    $      (72)      $  (45,396)
                                        ==========    ==========     ==========     ==========     ==========       ==========










    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.       Basis of Presentation

For purposes of this report the "Company" refers to Simmons Company and its subsidiaries, collectively. The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). The accompanying unaudited condensed consolidated financial statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2001, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. These unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended December 30, 2000. Operating results for the period ended June 30, 2001, are not necessarily indicative of future results that may be expected for the year ending December 29, 2001. Certain reclassifications of previously reported financial information were made to conform to the current presentation.

2.       Inventories

         A summary of inventory follows (amounts in thousands):

                                          June 30,           December 30,
                                            2001                 2000
                                            ----                 ----

         Raw materials                   $ 13,362              $ 14,900
         Work in progress                   1,467                 1,626
         Finished goods                     9,092                 7,312
                                         --------              --------
                                         $ 23,921              $ 23,838
                                         ========              ========

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)



--------------------------------------------------------------------------------
3.       Long-Term Debt

         A summary of long-term debt follows (amounts in thousands):

                                                             June 30,          December 30,
                                                               2001                2000
                                                               ----                ----

            Senior Credit Agreement:
                 Revolving Loan Facility                        $1,600              $    --
                 Tranche A Term Loan                            47,061                47,061
                 Tranche B Term Loan                            66,960                67,553
                 Tranche C Term Loan                            43,249                43,249
            Industrial Revenue Bonds, 7.00%, due 2017            9,700                 9,700
            Industrial Revenue Bonds, 5.19%, due 2016            4,600                 4,600
            Banco Santander Loan, 6.08%                          2,631                 2,755
            10.25% Series Subordinated Notes due 2009          150,000               150,000
            Other, including capital lease obligations             288                   356
                                                              --------              --------
                                                               326,089               325,274
            Less current portion                               (10,892)               (1,343)
                                                              --------              -------
                                                              $315,197              $323,931
                                                              ========              ========


The Senior Credit Agreement provides for loans of up to $250.0 million, consisting of a Term Loan Facility of $190.0 million and a Revolving Loan Facility of $60.0 million. Following the prepayments made from the proceeds of a private offering of 10.25% Series B Senior Subordinated Notes due 2009, the Term Loan Facility was reduced to approximately $166.0 million. Our indebtedness under the Senior Credit Agreement bears interest at a floating rate, generally based on LIBOR, is guaranteed by Simmons Holdings and one of our domestic subsidiaries, and is collateralized by substantially all of our assets.

The weighted average interest rates per annum in effect at June 30, 2001 for the Revolving Loan Facility, Tranche A term, Tranche B term and Tranche C term loans were 8.36%, 7.35%, 7.58% and 8.0%, respectively.

The use of interest rate risk management instruments, such as collars and swaps, is required under the terms of the Senior Credit Facility. The Company has developed and implemented a policy to maintain the percentage of fixed and variable debt within certain parameters. Through the use of collars and swaps, the Company limits its exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates. At June 30, 2001, the amount covered by collars and swaps was $80.0 million, with effective interest rates between 3.0% and 6.0%. The estimated fair value of these collars and swaps at June 30, 2001 was approximately ($0.3) million. While collars and swaps represent an integral part of the Company's interest rate risk management program, their impact on earnings for the quarter and six months ended June 30, 2001 was not significant.

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

--------------------------------------------------------------------------------
At June 30, 2001, the amount under the Revolving Credit Facility that was available to be drawn was $57.3 million, after giving effect to $1.6 million in borrowings and $1.1 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the Revolving Credit Facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the Revolving Credit Facility to fund acquisitions and capital expenditures.

The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities, except for the 10.25% Series B Senior Subordinated Notes due 2009 which are at quoted market values. The fair value of the Company's 10.25% Series B Senior Subordinated Notes due 2009 was approximately $149.3 million at June 30, 2001. All other long-term debt approximates the carrying value at June 30, 2001.

As a result of trailing four quarters operating peformance (EBITDA) and debt balances at June 30, 2001, our interest rate margin on LIBOR and Prime loans will decline by 25 basis points effective August 17, 2001.

4.       Post-retirement Benefits Other Than Pensions

In 2000, we limited eligibility for retiree health care benefits to employees who have become, or will become eligible (by reaching age 55 with 15 years experience) by December 31, 2001. The effect of this change was a decrease in the benefit obligation of approximately $1.2 million during 2000. In June 2001, we made benefit payments of approximately $2.4 million to settle a portion of the obligation. As a result of this settlement, we recorded a gain of approximately $2.0 million during the quarter and six months ended June 30, 2001 related to the reduction of the accumulated post-retirement benefit obligation. Approximately $0.5 million and $1.5 million of this gain is reflected in cost of products sold and selling, general and administrative, respectively, in the statement of operations. The remaining accrued obligation of approximately $2.4 million consists of approximately $1.0 million of unrecognized prior service costs and approximately $0.5 million of unrecognized net gains, both of which will be amortized over the next five years, and $0.9 million in remaining obligations to retirees.

5.       Recent Developments

In July 2001, two of our customers, Homelife Furniture and The Bedroom Superstore, filed voluntary petitions for relief under Chapter 11 of the Federal Bankruptcy code. At the end of June 2001, we increased our reserve for bad debts by an additional $1.4 million to reserve for anticipated losses related to these two customers. Additionally, Heilig-Meyers, who filed for bankruptcy in August 2000, closed approximately 375 of their remaining stores in April 2001.

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

--------------------------------------------------------------------------------
6.       Contingencies

From time to time we have been involved in various legal proceedings. We believe that all current litigation is routine in nature and incidental to the conduct of our business, and that none of this litigation, if determined adversely to us, would have a material adverse effect on our financial condition or results of our operations.

7.       Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (effective July 1, 2001) and SFAS No. 142 Goodwill and Other Intangible Assets (effective for the Company on December 30, 2001). SFAS No. 141 prohibits the pooling of interest method of accounting for business combinations. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. The Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "SFAS 133"), on December 30, 2000. In accordance with the transition provisions of SFAS 133, the Company recorded an immaterial adjustment to "Other current assets" in the 2001 consolidated balance sheet and to "Other expense, net" in the 2001 consolidated statement of operations.

In April 2001, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached consensus on Issue No. 00-25 Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendors Products or Services. This issue provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor's products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs covered by the provisions of 00-25 as selling expenses. The Company is currently evaluating the impact of the new accounting guidance and expects that certain costs historically recorded as marketing and selling expenses will be reclassified as a reduction of revenues effective in fiscal 2002. Prior period amounts will be restated upon adoption. As reclassifications, these changes will not affect the Company's financial position or earnings.

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

--------------------------------------------------------------------------------
In January 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on how a vendor should account for an offer to a customer to rebate or refund a specified amount of cash only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period. This issue is one of many issues contained in EITF 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". The consensus requires that a vendor should recognize a liability for the rebate at the point of revenue recognition for the underlying revenue transactions that result in progress by the customer toward earning the rebate. Measurement of the liability should be based on the estimated number of customers that will ultimately earn and claim rebates or refunds under the offer. The vendor should classify the cost of the rebate as a reduction of revenue in the income statement. This consensus is effective beginning in fiscal 2001. The company has adjusted its accounting policy for rebates and the related classification in the consolidated statement of operations to comply with the consensus. The effect of this reclassification was to decrease both net sales and selling, general and administrative expenses by $4.8 million and $2.6 million at June 30, 2001 and June 24, 2000 respectively.

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

        The following table sets forth the percentage relationship of net sales to certain items included in the Condensed Consolidated Statements of
Operations:

                                                                  Quarter Ended                Six Months Ended
                                                          ----------------------------     --------------------------
                                                           June 30,         June 24,        June 30,         June 24,
                                                             2001             2000            2001              2000
                                                            -----            -----            -----            -----
Net sales                                                   100.0%           100.0%           100.0%           100.0%
Cost of products sold                                        54.6%            56.7%            55.7%            57.5%
                                                            -----            -----            -----            -----
     Gross margin                                            45.4%            43.3%            44.3%            42.5%
Selling, general and administrative expenses                 40.1%            38.3%            38.9%            38.3%
ESOP expense                                                  0.4%             0.9%             0.4%             1.1%
Management compensation - severance                          --               --               --                1.2%
Amortization of intangibles                                   1.3%             1.2%             1.2%             1.3%
                                                            -----            -----            -----            -----
     Operating income                                         3.6%             2.9%             3.8%             0.6%
Interest expense, net                                         5.1%             4.8%             4.8%             5.3%
Other expense, net                                            0.4%             0.2%             0.4%             0.3%
                                                            -----            -----            -----            -----
     Loss before income taxes                                (1.9)%           (2.1)%           (1.4)%           (5.0)%
Income tax benefit                                            0.8%             3.9%             0.6%             4.7%
                                                            -----            -----            -----            -----
Net income (loss)                                            (1.1)%            1.8%            (0.8)%           (0.3)%
                                                            =====            =====            =====            =====



QUARTER ENDED JUNE 30, 2001 AS COMPARED TO QUARTER ENDED JUNE 24, 2000

        Net Sales. Net sales for the quarter ended June 30, 2001 decreased 11.7%, or $21.3 million, to $160.5 million in 2001 from $181.9 million in 2000. The decrease was due primarily to a 14.0%, or $25.5 million, decrease in bedding unit sales volume, offset in part by a 2.6%, or $4.1 million, increase in bedding average unit selling price. The net sales decrease for the quarter occurred principally due to the general softness in the economy, and due to the loss of business as a result of bankruptcy or in anticipation of bankruptcy with several major customers: Heilig-Meyers (filed Chapter 11 in August 2000 and closed 375 stores in April 2001), Montgomery Ward (filed Chapter 11 in December 2000), and Homelife Furniture (filed Chapter 11 in July 2001). The sales decline with these three customers versus the second quarter of 2000 totaled $19.4 million.

        Cost of Products Sold. As a percentage of net sales, cost of products sold for the quarter ended June 30, 2001 decreased 2.1 percentage points to 54.6% in 2001, from 56.7% in 2000. Our gross margin improvement of 2.1 percentage points for the quarter is attributable to lower material, labor and overhead costs as a percentage of net sales. Additionally, cost of products sold reflects a gain of $0.5 million from the settlement of the obligation under our retiree health benefit plan.

   Management's Discussion and Analysis of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the quarter ended June 30, 2001 increased 1.8 percentage points to 40.1% in 2001 from 38.3% in 2000. This increase is primarily attributable to the following:

         (1) A $1.8 million increase in non-cash variable stock option compensation expense for the second quarter of 2001 due to the increase in the underlying value of Simmons Holdings' (Holdings) common stock since 2000 fiscal year end;

         (2) Higher advertising expenses in the current year as a result of the timing of our 2001 national advertising campaign; and

         (3) Higher distribution expenses due to higher fuel costs and an increase in the number of miles driven in the current year versus the same period of the prior year.

The results of operations of Gallery Corporation totaled a pre-tax loss of $0.8 million and $0.5 million for the quarter ended June 30, 2001 and for the quarter ended June 24, 2000, respectively. Such loss is included in operating income in the Condensed Consolidated Statement of Operations.

Offsetting these increases, in part, was a $1.5 million gain from the settlement of the obligation under our retiree health benefit plan.

         ESOP Expense. ESOP expense declined to $0.6 million for the quarter ended June 30, 2001 from $1.7 million for the quarter ended June 24, 2000. This decrease is attributable to a decline in the number of shares allocable for 2001, offset in part by a 26.6% increase in the underlying fair value of Holdings' common stock since the 2000 fiscal year end.

         Amortization of Intangibles. Amortization of intangibles for the quarter remained flat at $2.1 million.

         Interest Expense, Net. Interest expense, net was 6.3% lower than the prior year due to declines in Prime and LIBOR rates, and lower outstanding balances on our senior debt obligations.

         Other Expense, Net. Other expense, net was slightly higher in the second quarter of 2001 versus the second quarter of 2000 due to a $0.1 million non-cash loss on the value of our derivatives.

Management's Discussion and Analysis of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

         Income Tax Benefit. Our effective income tax rate of 43.3% for the quarter ended June 30, 2001 differs from the federal statutory rate primarily as a result of non tax-deductible amortization of goodwill.

During the second quarter of 2000, we revised our estimate of annual pre-tax income for the year, and this revision resulted in a change in our effective tax rate for fiscal 2000 to 94.7%. The cumulative effect of this change was an additional benefit of $3.4 million recorded in the quarter ended June 24, 2000. During the quarter ended June 24, 2000, we recorded a current income tax benefit of $6.5 million which was included in current assets.

         Net Income. For the reasons set forth above, we had a net loss of $1.7 million for the quarter ended June 30, 2001 compared to a net income of $3.2 million for the quarter ended June 24, 2000.

         EBITDA. For the reasons set forth above, we had an EBITDA of $11.7 million, or 7.3% of net sales, for the quarter ended June 30, 2001 compared to $11.7 million, or 6.5% of net sales, for the quarter ended June 24, 2000. Excluding for 2001, $1.8 million non-cash variable stock option compensation expense; and for 2000, $0.4 million in Serta litigation fees, our Adjusted EBITDA (as defined in our senior credit agreement) was $13.6 million, or 8.5% of net sales, for the quarter ended June 24, 2001, compared to $12.2 million, or 6.7% of net sales, for the quarter ended June 24, 2000.

SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO SIX MONTHS ENDED JUNE 24, 2000

         Net Sales. Net sales for the six months ended June 30, 2001 increased 4.5%, or $14.8 million, to $340.1 million in 2001 from $325.3 million in 2000. The increase was due primarily to a 9.7%, or $30.2 million, increase in bedding average unit selling price, offset in part by a 4.7%, or $15.4 million decrease in bedding unit sales volume. The net sales decrease for the six months occurred principally due to the general softness in the economy, and due to the loss of business as a result of bankruptcy or in anticipation of bankruptcy with several major customers: Heilig-Meyers (filed Chapter 11 in August 2000 and closed 375 stores in April 2001), Montgomery Ward (filed Chapter 11 in December 2000), and Homelife Furniture (filed Chapter 11 in July 2001). The sales decline with these three customers versus the first six months of 2000 totaled $30.2 million.

         Cost of Products Sold. As a percentage of net sales, cost of products sold for the six months ended June 30, 2001 decreased 1.8 percentage points to 55.7% in 2001 from 57.5% in 2000. Our gross margin improvement of 1.8 percentage points for the first six months is attributable to lower material, labor and overhead costs as a percentage of net sales. Additionally, cost of products sold reflects a gain of $0.5 million from the settlement of the obligation under our retiree health benefit plan.

Management's Discussion and Analysis of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the six months ended June 30, 2001 increased 0.5 percentage point to 38.8% in 2001 from 38.3% in 2000. This increase is primarily attributable to the following:

         (1) A $5.0 million increase in the non-cash variable stock option compensation expense for the six months ending June 30, 2001 due to the increase in the underlying value of Holdings' common stock since 2000 fiscal year end;

         (2) Higher distribution expenses due to higher fuel costs and an increase in the number of miles driven in 2001; and

         (3) Losses for our retail operations, Gallery Corp., increased by $1.1 million over the prior year.

Offsetting these increases, in part, was a $1.5 million gain from the settlement of the obligation under our retiree health benefit plan.

         ESOP Expense. ESOP expense declined to $1.3 million for the six months ended June 30, 2001 from $3.7 million for the six months ended June 24, 2000. This decrease is attributable to a decline in the number of shares allocable for 2001, offset in part by a 26.6% increase in the underlying fair value of Holdings' common stock since the 2000 fiscal year end.

         Amortization of Intangibles. Amortization of intangibles remained flat at approximately $4.2 million for the six month period.

         Interest Expense, Net. Interest expense, net was 3.7% lower than the prior year due to declines in Prime and LIBOR rates, and lower outstanding balances on our senior debt obligations.

         Other Expense, Net. Other expense, net was slightly higher in 2001 than in 2000 due to the non-cash loss on the value of our derivatives of $0.3 million.

         Income Tax Benefit. Our effective income tax rates of 45.1% and 94.7% for the six months ended June 30, 2001 and June 24, 2000, respectively, differ from the federal statutory rate primarily because of non tax-deductible amortization of goodwill. During the six months ended June 30, 2001, we recorded a current income tax benefit of $2.2 million which is included in current and deferred tax assets. We expect this tax benefit to be utilized as we recognize income tax expense during the remainder of 2001.

         Net Income. For the reasons set forth above, we incurred a net loss of $2.7 million for the six months ended June 30, 2001 compared to a net loss of $0.9 million for the six months ended June 24, 2000.

Management's Discussion and Analysis of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

         EBITDA. For the reasons set forth above, we had an EBITDA of $24.7 million, or 7.2% of net sales, for the six months ended June 30, 2001 compared to $15.2 million, or 4.7% of net sales, for the six months ended June 24, 2000. Excluding for 2001, $5.0 million non-cash variable stock option compensation expense; and for 2000, (i) $3.8 million related to management severance; and
(ii) $0.4 million in Serta litigation fees, our Adjusted EBITDA (as defined in our senior credit agreement) was $29.9 million, or 8.8% of net sales, for the six months ended June 30, 2001, compared to $19.5 million, or 6.0% of net sales, for the six months ended June 24, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of cash to fund liquidity needs is net cash provided by operating activities and availability under our senior credit facility. Our primary uses of funds consists of payments for increased working capital needs, principal and interest payments, capital expenditures, and distributions to Holdings.

Our operating activities provided cash of $1.1 million in the first six months of 2001 compared to net cash used in operations of $7.0 million in the first six months of 2000. The following items principally account for this increase:

     - Effective management of accounts receivable to improve days sales outstanding;

     - Management bonuses, which were paid out in the first half of the year, were greater for fiscal 2000 than 1999; and

     - Costs associated with the rollout of the Beautyrest(R) 2000 product line were incurred in the first half of 2000. No such costs were incurred in 2001.

Our capital expenditures totaled $2.8 million for the six months ended June 30, 2001. These capital expenditures consisted primarily of normal recurring capital expenditures. We expect to spend an aggregate of approximately $9.0 million for capital expenditures in 2001. We believe that annual capital expenditure limitations in our Senior Credit will not significantly inhibit us from meeting our ongoing capital expenditure needs.

The loss from operations (pre-tax) for the Company's retail subsidiary, Gallery Corp., for the six months ended June 30, 2001 totaled $1.6 million, compared to $0.5 million for the period from the acquisition date, January 21, 2000, to June 24, 2000. Such losses are included in operating income in the consolidated statements of operations.

At June 30, 2001, the amount under the Revolving Credit Facility that was available to be drawn was $57.3 million, after giving effect to $1.6 million in borrowings and $1.1 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. As of June 30, 2001, we were in compliance with the financial covenants contained in all of our credit facilities.

Management's Discussion and Analysis of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

Management believes that the Company will have the necessary liquidity through cash flow from operations, and availability under the Revolving Credit Facility for the next several years to fund its expected capital expenditures, obligations under its credit agreement and subordinated notes, and other needs required to manage and operate its business.

RECENT DEVELOPMENTS

In July 2001, two of our customers, Homelife Furniture and The Bedroom Superstore, filed voluntary petitions for relief under Chapter 11 of the Federal Bankruptcy code. At the end of June 2001, we increased our reserve for bad debts by an additional $1.4 million to reserve for anticipated losses related to these two customers. Additionally, Heilig-Meyers, who filed for bankruptcy in August 2000, closed approximately 375 of their remaining stores in April 2001.

SEASONALITY

Our volume of sales is somewhat seasonal, with sales usually lower during the first quarter of each year than in the remaining three quarters of the year. Historically, our working capital borrowings have increased during the first half of each year and have decreased in the second half of each year. We also experience a seasonal fluctuation in profitability, with our gross profit percentage during the first quarter of each year usually slightly lower than the gross profit percentages obtained in the remaining part of the year. We believe that seasonality of profitability is a factor that affects the conventional bedding industry, generally, and that it is primarily due to retailers' emphasis in the first quarter on price reductions and promotional bedding, and manufacturers' emphasis on close-outs of the prior year's product lines. These two factors together usually result in lower profit margins. However, in 2001, we did not close out our Beautyrest(R) 2000 line, so we did not experience a lower profit margin.

ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (effective July 1, 2001) and SFAS No. 142 Goodwill and Other Intangible Assets (effective for the Company on December 30, 2001). SFAS No. 141 prohibits the pooling of interest method of accounting for business combinations. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. The Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No.133 (referred to hereafter as "SFAS 133"), on December 30, 2000. In accordance with the transition provisions of SFAS 133,

Management's Discussion and Analysis of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

the Company recorded an immaterial adjustment to "Other current assets" in the 2001 consolidated balance sheet and to "Other expense, net" in the 2001 consolidated statement of operations.

In April 2001, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached consensus on Issue No. 00-25 Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendors Products or Services. This issue provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor's products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs covered by the provisions of 00-25 as selling expenses. The Company is currently evaluating the impact of the new accounting guidance and expects that certain costs historically recorded as marketing and selling expenses will be reclassified as a reduction of revenues effective in fiscal 2002. Prior period amounts will be restated upon adoption. As reclassifications, these changes will not affect the Company's financial position or earnings.

In January 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on how a vendor should account for an offer to a customer to rebate or refund a specified amount of cash only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period. This issue is one of many issues contained in EITF 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". The consensus requires that a vendor should recognize a liability for the rebate at the point of revenue recognition for the underlying revenue transactions that result in progress by the customer toward earning the rebate. Measurement of the liability should be based on the estimated number of customers that will ultimately earn and claim rebates or refunds under the offer. The vendor should classify the cost of the rebate as a reduction of revenue in the income statement. This consensus is effective beginning in fiscal 2001. The company has adjusted its accounting policy for rebates and the related classification in the consolidated statement of operations to comply with the consensus. The effect of this reclassification was to decrease both net sales and selling, general and administrative expenses by $4.8 million and $2.6 million at June 30, 2001 and June 24, 2000 respectively.

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Information relative to our market risk sensitive instruments by major category at December 30, 2000 is presented under Item 7a of our Annual Report on Form 10-K for the fiscal year ended December 30, 2000. During the first six months ended June 30, 2001 there has been no material change to this disclosure.

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

Item 6.       Exhibits and Reports on Form 8-K

               (a)  Exhibits
                    None.

               (b)  Reports on Form 8-K

                    On May 10, 2001, the Company filed with the Commission a Form 8-K which reported under Item 9 the Press Release dated May 9, 2001 announcing the results of operations for the first quarter of 2001.

                    On June 15, 2001, the Company filed with the Commission a Form 8-K which reported under Item 9 the Press Release dated June 14, 2001 announcing that we received a patent from the United States Patent and Trademark Office on our one-sided mattress design.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Simmons Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                             SIMMONS COMPANY

By:                   /s/ William S. Creekmuir
          ------------------------------------------------------
                          William S. Creekmuir
            Executive Vice President and Chief Financial Officer

Date:     August 14, 2001