Form 10-Q
period 2001-09-29
SIMMONS CO /GA/
filed 2001-11-06
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 29, 2001

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

         Commission file number   333-76723
                                  ---------

                                 SIMMONS COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 06-1007444
------------------------------------        -----------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

One Concourse Parkway, Suite 800, Atlanta, Georgia          30328-5369
--------------------------------------------------   -------------------------
         (Address of principal executive offices)           (Zip Code)

         Registrant's telephone number, including area code    (770) 512-7700
                                                              -----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         The number of shares of the registrant's common stock outstanding as of November 6, 2001 was 31,964,452.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                 (in thousands)
                                   (Unaudited)

                                                                       Quarter Ended                   Nine Months Ended
                                                                       -------------                   -----------------
                                                           September 29,          September 30,  September 29,         September 30,
                                                               2001                   2000           2001                  2000
                                                            (13 weeks)             (14 weeks)     (39 weeks)             (40 weeks)
                                                             ---------             ---------       ---------             ---------
Net sales                                                    $ 177,638             $ 225,928       $ 517,736             $ 551,249
     Cost of products sold                                      95,192               125,662         284,620               312,603
                                                             ---------             ---------       ---------             ---------
Gross margin                                                    82,446               100,266         233,116               238,646

Operating expenses:
     Selling, general and administrative expenses               61,291                80,466         193,398               205,242
     ESOP expense                                                  647                 1,675           1,940                 5,339
     Management compensation-severance related                    --                    --              --                   3,777
     Amortization of intangibles                                 2,106                 2,110           6,322                 6,241
                                                             ---------             ---------       ---------             ---------
                                                                64,044                84,251         201,660               220,599
                                                             ---------             ---------       ---------             ---------
Operating income                                                18,402                16,015          31,456                18,047

     Interest expense, net                                       7,722                 9,285          24,398                26,594
     Other expense, net                                          1,550                   438           2,799                 1,340
                                                             ---------             ---------       ---------             ---------
          Income (loss) before income taxes and
               extraordinary item                                9,130                 6,292           4,259                (9,887)
Income tax provision (benefit)                                   3,987                13,983           1,790                (1,337)
                                                             ---------             ---------       ---------             ---------
     Net income (loss)                                           5,143                (7,691)          2,469                (8,550)

Other comprehensive loss:
     Foreign currency translation adjustment                       (44)                  (16)            (52)                  (23)
                                                             ---------             ---------       ---------             ---------
Comprehensive income (loss)                                  $   5,099             $  (7,707)      $   2,417             $  (8,573)
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

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                                   September 29,          December 30,
                                                                        2001                 2000*
                                                                      --------             --------
ASSETS
Current assets:
     Cash and cash equivalents                                        $  4,582             $  3,061
     Accounts receivable, less allowance for doubtful
         receivables, discounts, and returns of $6,583 and
         $9,426, respectively                                           85,323               88,116
     Inventories                                                        22,502               23,838
     Deferred income taxes                                              10,271               12,245
     Other current assets                                               14,753               14,890
                                                                      --------             --------
          Total current assets                                         137,431              142,150
                                                                      --------             --------
Property, plant and equipment, net                                      46,520               52,057
Patents, net                                                             1,680                3,775
Goodwill, net                                                          181,473              185,702
Deferred income taxes                                                   25,464               19,565
Long-term receivables                                                    3,701                2,200
Other assets                                                             6,774               11,412
                                                                      --------             --------
                                                                      $403,043             $416,861
                                                                      ========             ========




* Derived from the Company's 2000 audited Consolidated Financial Statements.





The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                                 September 29,          December 30,
                                                                     2001                   2000*
                                                                   ---------              ---------
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
     Current maturities of long-term debt                          $   1,352              $   1,343
     Accounts payable                                                 30,829                 35,832
     Accrued taxes                                                     1,163                  2,065
     Accrued interest                                                  2,341                  5,284
     Other accrued expenses                                           42,499                 40,451
                                                                   ---------              ---------
          Total current liabilities                                   78,184                 84,975

Long-term debt                                                       312,869                323,931
Post-retirement benefits other than pensions                           4,234                  8,579
Other non-current liabilities                                         16,619                 11,954
                                                                   ---------              ---------
     Total liabilities                                               411,906                429,439
                                                                   ---------              ---------
Commitments and contingencies
Redemption obligation--ESOP, net of related unearned
     compensation of $10 and $1,073                                   31,154                 23,824

Common stockholder's deficit:
     Common stock, $.01 par value; 50,000 shares
          authorized; 31,964 issued and outstanding                      320                    320
     Accumulated deficit                                             (40,221)               (36,658)
     Accumulated other comprehensive loss                               (116)                   (64)
                                                                   ---------              ---------
          Total common stockholder's deficit                         (40,017)               (36,402)
                                                                   ---------              ---------
                                                                   $ 403,043              $ 416,861
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

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                   --------------------------------------------
                                                                      September 29,          September 30,
                                                                           2001                  2000
                                                                        (39 weeks)            (40 weeks)
                                                                         --------             --------
Cash flows from operating activities:
Net income (loss)                                                        $  2,469             $ (8,550)
Adjustments to reconcile net loss to net cash
     Provided by (used in) operating activities:
          Depreciation and amortization                                    17,566               15,985
          ESOP expense                                                      1,940                5,339
          Provision for doubtful accounts                                   5,078               10,474
          Provision for deferred income taxes                               1,444               (5,363)
          Non-cash interest expense                                         1,528                1,347
          Non-cash variable stock option compensation exp                   5,521                 --
          Write-off of acquisition costs                                      763                 --
          Non-cash loss on value of derivatives                               362                 --
Net changes in operating assets and liabilities:
          Accounts receivable                                              (2,285)             (42,926)
          Inventories                                                       1,336               (4,329)
          Other current assets                                             (2,948)              (5,606)
          Accounts payable                                                 (5,003)              19,881
          Accrued liabilities                                              (6,485)              11,449
          Other, net                                                       (3,495)                 411
                                                                         --------             --------
          Net cash provided by (used in) operating activities              17,791               (1,888)
                                                                         --------             --------
Cash flows from investing activities:
     Purchases of property, plant and equipment, net                       (3,816)             (10,144)
                                                                         --------             --------
          Net cash used in investing activities                            (3,816)             (10,144)
                                                                         --------             --------
Cash flows from financing activities:
     Distributions to Simmons Holdings                                       (643)              (2,704)
     Proceeds (payments) of Senior Credit Facility, net                   (10,781)              14,944
     Payments of other long-term debt                                        (272)                (233)
     Payments of financing costs                                             (706)                (401)
                                                                         --------             --------
          Net cash provided by (used in) financing activities             (12,402)              11,606
                                                                         --------             --------
Net effect of exchange rate changes on cash                                   (52)                 (23)
                                                                         --------             --------
Change in cash and cash equivalents                                         1,521                 (449)
Cash and cash equivalents, beginning of period                              3,061                4,533
                                                                         --------             --------
Cash and cash equivalents, end of period                                 $  4,582             $  4,084
                                                                         ========             ========
Supplemental cash flow information:
     Acquisition of business in exchange for receivables                 $   --               $ 15,449
                                                                         ========             ========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
       Consolidated Statements of Changes in Common Stockholder's Deficit
                      (in thousands, except share amounts)


                                                                                                 Accumulated
                                                                   Additional                      Other          Total
                                        Common       Common         Paid-In       Accumulated    Comprehensive  Stockholder's
                                        Shares        Stock         Capital         Deficit         Loss         Deficit
                                      ----------    ----------     ----------     ----------     ----------     ----------
Balance at December 25, 1999          31,964,452    $      320           --       $  (23,608)    $      (44)    $  (23,332)
   Net loss                                 --            --             --          (10,943)          --          (10,943)
   Other comprehensive loss:
        Change in foreign currency
             translation                    --            --             --             --              (20)           (20)
   Excess of ESOP expense at fair
        market value over cost              --            --            2,010           --             --            2,010
   Increase in Redemption
        obligation--ESOP based on
        fair market value                   --            --           (1,029)          (384)          --           (1,413)
   Distributions to Holdings                --                           (981)        (1,723)          --           (2,704)
                                      ----------    ----------     ----------     ----------     ----------     ----------
Balance at December 30, 2000          31,964,452           320           --          (36,658)           (64)       (36,402)
    Net income                              --            --             --            2,469           --            2,469
   Other comprehensive loss:
        Change in foreign currency
             translation                    --            --             --             --              (52)           (52)
   Excess of ESOP expense at fair           --            --              877           --             --              877
        market value over cost
    Increase in Redemption
        obligation--ESOP based on           --            --             (877)        (5,389)          --           (6,266)
        fair market value
   Distributions to Holdings                --            --             --             (643)          --             (643)
                                      ----------    ----------     ----------     ----------     ----------     ----------
 Balance at September 29, 2001
(unaudited)                           31,964,452    $      320     $     -        $  (40,221)    $     (116)    $  (40,017)
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

                        Simmons Company and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

         For purposes of this report the "Company" refers to Simmons Company and its subsidiaries, collectively. The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). The accompanying unaudited condensed consolidated financial statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company at September 29, 2001, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. These unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended December 30, 2000 (53 weeks). Operating results for the period ended September 29, 2001, are not necessarily indicative of future results that may be expected for the year ending December 29, 2001 (52 weeks). Certain reclassifications of previously reported financial information were made to conform to the current presentation.

2.       Inventories

         A summary of inventory follows (amounts in thousands):

                                        September 29,          December 30,
                                             2001                  2000
                                             ----                  ----

            Raw materials                   $12,202               $14,900
            Work in progress                  1,211                 1,626
            Finished goods                    9,089                 7,312
                                            -------                ------
                                            $22,502               $23,838
                                             ======                ======

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - continued
                                   (Unaudited)
--------------------------------------------------------------------------------


3.       Long-Term Debt

         A summary of long-term debt follows (amounts in thousands):

                                                                                September 29,          December 30,
                                                                                     2001                 2000
                                                                                     ----                 ----
            Senior Credit Agreement:
                 Revolving Loan Facility                                       $          -         $           -
                 Tranche A Term Loan                                                 37,061                47,061
                 Tranche B Term Loan                                                 66,762                67,553
                 Tranche C Term Loan                                                 43,249                43,249
                                                                                 ----------            ----------
                      Total Senior Credit Agreement                                 147,072               157,863

            Industrial Revenue Bonds, 7.00%, due 2017                                 9,700                 9,700
            Industrial Revenue Bonds, 5.70%, due 2016                                 4,600                 4,600
            Banco Santander Loan, 5.53%                                               2,596                 2,755
            10.25% Series B Subordinated Notes due 2009                             150,000               150,000
            Other, including capital lease obligations                                  253                   356
                                                                                 ----------            ----------
                                                                                    314,221               325,274
            Less current portion                                                     (1,352)               (1,343)
                                                                                 ----------            ----------
                                                                                   $312,869              $323,931
                                                                                 ==========            ==========


The Senior Credit Agreement originally provided for loans of up to $250.0 million, consisting of a Term Loan Facility of $190.0 million and a Revolving Loan Facility of $60.0 million. Following the prepayments made from the proceeds of a private offering of 10.25% Series B Senior Subordinated Notes due 2009, the Term Loan Facility was reduced to approximately $166.0 million. Our indebtedness under the Senior Credit Agreement bears interest at a floating rate, generally based on LIBOR, is guaranteed by Simmons Holdings, Inc., and one of our domestic subsidiaries, and is collateralized by substantially all of our assets.

In the first nine months of 2001, the Company prepaid from operating cash flows $10.0 million of Tranche A term loan obligations under the Senior Credit Agreement.

The weighted average interest rates per annum in effect at September 29, 2001 for the Revolving Loan Facility, Tranche A term, Tranche B term and Tranche C term loans were 7.99%, 6.68%, 7.17% and 7.19%, respectively.

The use of interest rate risk management instruments, such as collars and swaps, is required under the terms of the Senior Credit Facility. The company has developed and implemented a policy to maintain the percentage of fixed and variable debt within certain parameters. Through the use of collars and swaps, the Company limits its exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates. At September 29, 2001, the amount covered by collars and swaps was $80.0 million, with effective interest rates between 3.0% and 6.0%. The estimated fair value of these collars and swaps at September 29, 2001 was approximately ($0.4) million. While collars and swaps represent an integral part of the Company's interest rate risk management program, their impact on earnings for the quarter and nine months ended September 29, 2001 was not significant.

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - continued
                                   (Unaudited)
--------------------------------------------------------------------------------


At September 29, 2001, the amount under the Revolving Credit Facility that was available to be drawn was $58.7 million, after giving effect to $1.3 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the Revolving Credit Facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the Revolving Credit Facility to fund acquisitions and capital expenditures.

The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities, except for the 10.25% Series B Senior Subordinated Notes due 2009 which are quoted at market values. The fair value of the Company's 10.25% Series B Senior Subordinated Notes due 2009 was approximately $132.0 million at September 29, 2001. All other long-term debt approximates the carrying value at September 29, 2001.

4.       Post-retirement  Benefits Other than Pensions

In 2000, we limited eligibility for retiree health care benefits to employees who have become, or will become, eligible (by reaching age 55 with 15 years experience) by December 31, 2001. The effect of this change was a decrease in the benefit obligation of approximately $1.2 million during 2000. In June 2001, we made benefit payments of approximately $2.4 million to settle a portion of this obligation. As a result of the settlement, we recorded a gain of approximately $2.0 million during the second quarter related to the reduction of the accumulated post-retirement benefit obligation. Approximately $0.5 million and $1.5 million of this gain is reflected in cost of products sold and selling, general and administrative, respectively, in the statement of operations. The remaining accrued obligation of approximately $2.4 million consists approximately $1.0 million of unrecognized prior service costs and approximately $0.5 million of unrecognized net gains, both of which will be amortized over the next five years, and $0.9 million in remaining obligations to retirees.

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


6.       Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (effective July 1, 2001) and SFAS No. 142 Goodwill and Other Intangible Assets (effective for the Company on December 30, 2001). SFAS No. 141 prohibits the pooling of interest method of accounting for business combinations. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. The Company will be required to test its goodwill for impairment under the new standard beginning in 2002. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

In April 2001, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached consensus on Issue No. 00-25, Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendors Products or Services. This issue provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor's products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs covered by the provisions of EITF 00-25 as selling expenses. This consensus is effective for the first quarter of fiscal year 2002 and the Company will adopt EITF 00-25 effective December 30, 2001, the first day of our 2002 fiscal year. The Company is currently evaluating the impact of the new accounting guidance and expects that certain costs historically recorded as selling expenses will be reclassified as a reduction of sales effective in 2002. Prior period amounts will be restated upon adoption. As reclassifications, these changes will not affect the Company's financial position or earnings.

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - continued
                                   (Unaudited)
--------------------------------------------------------------------------------

In January 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on how a vendor should account for an offer to a customer to rebate or refund a specified amount of cash only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period. This issue is one of many issues contained in EITF 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". The consensus requires that a vendor should recognize a liability for the rebate at the point of revenue recognition for the underlying revenue transactions that result in progress by the customer toward earning the rebate. Measurement of the liability should be based on the estimated number of customers that will ultimately earn and claim rebates or refunds under the offer. The vendor should classify the cost of the rebate as a reduction of revenue in the income statement. This consensus is effective beginning in fiscal 2001. The company has adjusted its accounting policy for rebates and the related classification in the consolidated statement of operations to comply with the consensus. The effect of this reclassification was to decrease both net sales and selling, general and administrative expenses by $2.8 million and $1.9 million for the quarters ended September 29, 2001 and September 30, 2000, respectively, and by $7.6 million and $4.5 million for the thirty nine weeks ended September 29, 2001 and forty weeks ended September 30, 2000, respectively.

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - continued
                                   (Unaudited)
--------------------------------------------------------------------------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of net sales to certain items included in the Condensed Consolidated Statements of
Operations:

                                                   Quarter Ended           Nine Months Ended
                                                   -------------           -----------------
                                                 Sept. 29,  Sept. 30,     Sept. 29,  Sept. 30,
                                                   2001       2000          2001       2000
                                                (13 weeks) (14 weeks)    (39 weeks)  (40 weeks)
                                                  -----       -----        -----       -----
Net sales                                         100.0%      100.0%       100.0%      100.0%
Cost of products sold                              53.6%       55.6%        55.0%       56.7%
                                                  -----       -----        -----       -----
     Gross margin                                  46.4%       44.4%        45.0%       43.3%
Selling, general and administrative expenses       34.5%       35.6%        37.4%       37.2%
ESOP expense                                        0.4%        0.7%         0.4%        1.0%
Management compensation - severance                --          --           --           0.7%
Amortization of intangibles                         1.2%        0.9%         1.2%        1.1%
                                                  -----       -----        -----       -----
     Operating income                              10.4%        7.1%         6.1%        3.3%
Interest expense, net                               4.3%        4.1%         4.7%        4.9%
Other expense, net                                  0.9%        0.2%         0.5%        0.2%
                                                  -----       -----        -----       -----
Earnings (loss) before income taxes                 5.1%        2.8%         0.8%       (1.8)%
Income tax expense (benefit)                        2.2%        6.2%         0.3%       (0.2)%
                                                  -----       -----        -----       -----
Net income (loss)                                   2.9%       (3.4)%        0.5%       (1.6)%
                                                  =====       =====        =====       =====

QUARTER ENDED SEPTEMBER 29, 2001 (13 WEEKS) AS COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000 (14 WEEKS)

         Net Sales. Net sales for the quarter ended September 29, 2001 decreased 21.4%, or $48.3 million, to $177.6 million in 2001 from $225.9 million in 2000. The quarter ended September 30, 2000 included an additional week. Adjusting for the extra week, net sales decreased 15.5% versus the comparable period in 2000. The decrease was due primarily to a 24.3%, or approximately $54.9 million, decrease in bedding unit sales volume offset in part by a 3.8%, or approximately $6.6 million, increase in bedding average unit selling price. The net sales decrease for the quarter occurred principally due to the general softness in the economy, and due to the loss of business as a result of bankruptcy of several major customers during the last year: Heilig-Meyers (filed Chapter 11 in August 2000, Montgomery Ward (filed Chapter 11 in December 2000), and Homelife Furniture (filed Chapter 11 in July 2001). The sales decline, in the aggregate, with these three customers versus the third quarter of 2000 totaled $23.2 million.

         Cost of Products Sold. As a percentage of net sales, cost of products sold for the quarter ended September 29, 2001 decreased 2.0 percentage points to 53.6% in 2001, from 55.6% in 2000. Our gross margin improvement for the quarter reflects lower material and labor costs as a percentage of net sales.

         Management's Discussion and Analysis of Financial Condition and
                        Results of Operations - continued
--------------------------------------------------------------------------------


         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the quarter ended September 29, 2001 decreased 1.1 percentage points to 34.5% in 2001 from 35.6% in 2000. This decrease is primarily attributable to the following:

         - Cost reduction measures, principally reductions in salaried workforce, implemented during the third quarter;

         -        A decrease in bad debt expense;

         - Lower national advertising expenses as a result of the timing of our 2001 national advertising campaign, which occurred mainly in the second quarter of this year;

         - Lower legal expenses in 2001 as a result of settlement of the Serta lawsuit in December 2000; and

         - The third quarter of 2000 included $3.1 million in non-recurring expenses related to the decision to cease further investment in retail distribution.

These decreases were partially offset by the following increases in selling, general and administrative expenses:

         - A $0.5 million increase in non-cash variable stock option compensation expense for the third quarter of 2001 due to the 25.2% increase in the underlying value of Simmons Holdings' (Holdings) common stock since 2000 fiscal year end;

         - Higher distribution expenses as a percentage of sales due principally to an increase in the number of miles driven in the current year versus the same period of the prior year; and

         - Severance expense of $0.9 million recorded in the third quarter of 2001 related to the above mentioned cost reduction measures implemented in July and August 2001.

The results of operations of the Company's retail business totaled a pre-tax loss of $0.3 million and $0.4 million for the quarters ended September 29, 2001 and September 30, 2000, respectively. Such loss is included in operating income in the Condensed Consolidated Statement of Operations.

         ESOP Expense. ESOP expense declined to $0.6 million for the quarter ended September 29, 2001 from $1.7 million for the quarter ended September 30, 2000. This decrease was due to a decline in the number of shares allocable for 2001, offset in part by a 25.2% increase in the underlying fair value of Holdings' common stock since the 2000 fiscal year end.

         Amortization of Intangibles. Amortization of intangibles for the third quarter in 2001 remained flat with the comparable period of 2000 at $2.1 million.

         Interest Expense, Net. Interest expense, net decreased $1.6 million to $7.7 million for the quarter ended September 29, 2001 from $9.3 million for the quarter ended September 30, 2000 due to declines in Prime and LIBOR rates, and lower outstanding balances on our senior debt obligations.

         Management's Discussion and Analysis of Financial Condition and
                        Results of Operations - continued
--------------------------------------------------------------------------------


         Other Expense, Net. Other expense, net increased $1.1 million primarily due to the write-off of $0.8 million of acquisition costs related to a non-consummated transaction.

         Income Tax Expense (Benefit). Our effective income tax rate of 43.7% for the quarter ended September 29, 2001 differs from the federal statutory rate primarily as a result of non tax-deductible amortization of goodwill.

         Net Income. For the reasons set forth above, we had a net income of $5.1 million for the quarter ended September 29, 2001 compared to a net loss of $7.7 million for the quarter ended September 30, 2000.

         EBITDA. For the reasons set forth above, we had EBITDA of $23.8 million, or 13.4% of net sales, for the quarter ended September 29, 2001 compared to $23.2 million, or 10.3% of net sales, for the quarter ended September 30, 2000. Excluding for 2001, $0.5 million non-cash variable stock option compensation expense; and for 2000, $1.3 million for Serta litigation expenses, our Adjusted EBITDA (as defined in our senior credit agreement) was $24.6 million, or 13.9% of net sales, for the quarter ended September 29, 2001, compared to $24.6 million, or 10.9% of net sales, for the quarter ended September 30, 2000.


NINE MONTHS ENDED SEPTEMBER 29, 2001 (39 WEEKS) AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000 (40 WEEKS)

         Net Sales. Net sales for the nine months ended September 29, 2001 decreased 6.1%, or $33.5 million, to $517.7 million in 2001 from $551.2 million in 2000. The decrease was due primarily to a 9.9%, or approximately $54.3 million, decrease in bedding unit sales volume offset in part by a 4.2%, or approximately $20.8 million, increase in bedding average unit selling price. In 2000, the fiscal year ended December 30, 2000 was a 53 week year and the extra week in this fiscal year was included in the third quarter. Sales for the year-to-date period, after adjusting for the extra week, would have decreased approximately 3.7% on a comparable basis to 2000. The net sales decrease for the nine months occurred principally due to the general softness in the economy and due to the loss of business as a result of bankruptcy of several major customers during the last year: Heilig-Meyers (filed Chapter 11 in August
2000), Montgomery Ward (filed Chapter 11 in December 2000), and Homelife Furniture (filed Chapter 11 in July 2001). The sales decline, in the aggregate, with these three customers in the first nine months of 2001 versus the first nine months of 2000 totaled $53.4 million.

         Cost of Products Sold. As a percentage of net sales, cost of products sold for the nine months ended September 29, 2001 decreased 1.7 percentage point to 55.0% in 2001 from 56.7% in 2000. Our gross margin improvement for the nine months is primarily attributable to lower material and labor costs as a percentage of net sales.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the nine months ended September 29, 2001 increased 0.2 percentage point to 37.4% in 2001 from 37.2% in 2000. This percentage increase is primarily attributable to the following:

         Management's Discussion and Analysis of Financial Condition and
                        Results of Operations - continued
--------------------------------------------------------------------------------

         - A $5.5 million increase in non-cash variable stock option compensation expense for the nine months ended September 29, 2001 due to a 25.2% increase in the underlying value of Holdings' common stock since 2000 fiscal year end;

         - Higher distribution costs due to higher fuel costs and an increase in the number of miles driven in 2001; and

         - Losses for our retail business which increased by $1.0 million over the prior year.

The Company also incurred severance expenses of $1.4 million for the nine months ended September 29, 2001, largely related to cost reductions measures implemented in July and August, which are included in selling, general and administrative expenses.

These expenses were partially offset by the following decreases in selling, general and administrative expenses:

         - A $1.5 million gain in 2001 upon the partial settlement of the obligation under our retiree health care plan;

         - $7.8 million of non-recurring costs incurred in 2000 related to the decision to cease further investment in retail distribution; and

         - A $1.8 million charge was recorded in 2000 to reserve for amounts estimated as uncollectible from Heilig-Meyers.

         ESOP Expense. ESOP expense declined to $1.9 million for the nine months ended September 29, 2001 from $5.3 million for the nine months ended September 30, 2000. This decrease is attributable to a decline in the number of shares allocable for 2001, offset in part by a 25.2% increase in the underlying fair value of Holdings' common stock since 2000 fiscal year end.

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

         Amortization of Intangibles. Amortization of intangibles for the nine months ended September 29, 2001 increased slightly to $6.3 million from $6.2 million for the nine months ended September 30, 2000.

         Interest Expense, Net. Interest expense, net decreased approximately $2.2 million, or 8.3%, to $24.4 million for the nine months ended September 29, 2001 from $26.6 million for the nine months ended September 30, 2000 due primarily to declines in Prime and LIBOR base rates, and lower outstanding balances on our senior debt obligations.

         Management's Discussion and Analysis of Financial Condition and
                        Results of Operations - continued
--------------------------------------------------------------------------------



         Other Expense, Net. Other expense, net increased $1.5 million, to $2.8 million for the nine months ended September 29, 2001 from $1.3 million for the nine months ended September 30, 2000. The increase is due principally to the write-off of $0.8 million in acquisition costs related to a non-consummated transaction and non-cash losses year to date of $0.4 million on the value of our derivatives.

         Income Tax Expense (Benefit). Our effective income tax rates of 42.0% and 13.5% for the nine months ended September 29, 2001 and September 30, 2000, respectively, differ from the federal statutory rate primarily because of non tax-deductible amortization of goodwill.

         Net Income. For the reasons set forth above, our net income totaled $2.5 million for the nine months ended September 29, 2001 compared to a net loss of $8.6 million for the nine months ended September 30, 2000.

         EBITDA. For the reasons set forth above, we had EBITDA of $50.9 million, or 9.8% of net sales, for the nine months ended September 29, 2001 compared to $39.3 million, or 7.1% of net sales, for the nine months ended September 30, 2000. Excluding for 2001, $5.5 million non-cash variable stock option compensation expense; and for 2000, (i) charges of $3.8 million relating to severance recorded in the first quarter; and (ii) $1.7 million in Serta litigation fees, our Adjusted EBITDA was $56.8 million, or 11.0% of net sales, for the nine months ended September 29, 2001, and $45.1 million, or 8.2% of net sales, for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of cash to fund liquidity needs is net cash provided by operating activities and borrowings under our senior credit facility. Our primary use of funds consists of payments related to increases in working capital, payments of principal and interest for our debt, capital expenditures and distributions to Holdings.

Our operating activities provided cash of $17.8 million in the first nine months of 2001 compared to net cash used by operations of $1.9 million in the first nine months of 2000. The following items principally account for this increase:

         - Effective management of accounts receivable to reduce the number of days outstanding and lower bad debt expense; and

         -        Lower inventory levels versus the prior year.

Our capital expenditures totaled $3.8 million for the nine months ended September 29, 2001. These capital expenditures consisted primarily of normal recurring capital expenditures. We expect to spend an aggregate of approximately $6.0 million for capital expenditures in 2001. We believe that annual capital expenditure limitations in our Senior Credit agreement will not significantly inhibit us from meeting our ongoing capital expenditure needs.

At September 29, 2001, the amount under the Revolving Credit Facility that was available to be drawn was $58.7 million, after giving effect to $1.3 million that was reserved for the Company's

         Management's Discussion and Analysis of Financial Condition and
                        Results of Operations - continued
--------------------------------------------------------------------------------



reimbursement obligations with respect to outstanding letters of credit. As of September 29, 2001, we were in compliance with the financial covenants contained in all of our credit facilities.

The Company's customers include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. In the future, these retailers may consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry the Company's products. These retailers are also subject to changes in consumer spending and the overall state of the economy both domestically and internationally. During the first nine months of 2001, several of these retailers reported lower than expected sales and profits. Any of these factors could have a material adverse effect on our business, financial condition or results of operations. In addition, we believe the terrorist attack of September 11, 2001 and related war efforts will likely further contract consumer confidence and have a negative impact on the retail environment, although the Company cannot determine the long-term effects of these developments on the economy and on Simmons' business.

Management believes that the Company will have the necessary liquidity through cash flow from operations, and availability under the Revolving Credit Facility for the next several years to fund its expected capital expenditures, obligations under its credit agreement and subordinated notes, and other needs required to manage and operate its business.

SEASONALITY

Our volume of sales is seasonal, with sales generally lower during the first quarter of each year than in the remaining three quarters of the year. Historically, our working capital borrowings have increased during the first half of each year and have decreased in the second half of each year. We also experience a seasonal fluctuation in profitability, with our gross profit percentage during the first quarter of each year usually slightly lower than the gross profit percentages obtained in the remaining part of the year. We believe that seasonality of profitability is a factor that affects the conventional bedding industry, generally, and that it is primarily due to retailers' emphasis in the first quarter on price reductions and promotional bedding, and manufacturers' emphasis on close-outs of the prior year's product lines. These two factors together usually result in lower profit margins. However, in 2001, we did not close out our Beautyrest(R)2000 line, so we did not experience a lower profit margin in the first quarter of 2001.

ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (effective July 1, 2001) and SFAS No. 142 Goodwill and Other Intangible Assets (effective for the Company on December 30, 2001). SFAS No. 141 prohibits the pooling of interest method of accounting for business combinations. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. The Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

         Management's Discussion and Analysis of Financial Condition and
                        Results of Operations - continued
--------------------------------------------------------------------------------


In April 2001, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached consensus on Issue No. 00-25, Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendors Products or Services. This issue provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor's products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs covered by the provisions of 00-25 as selling expenses. This concensus is effective for the first quarter of fiscal year 2002. The Company is currently evaluating the impact of the new accounting guidance and expects that certain costs historically recorded as selling expenses will be reclassified as a reduction of sales effective in 2002. Prior period amounts will be restated upon adoption. As reclassifications, these changes will not affect the Company's financial position or earnings.

In January 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on how a vendor should account for an offer to a customer to rebate or refund a specified amount of cash only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period. This issue is one of many issues contained in EITF 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". The consensus requires that a vendor should recognize a liability for the rebate at the point of revenue recognition for the underlying revenue transactions that result in progress by the customer toward earning the rebate. Measurement of the liability should be based on the estimated number of customers that will ultimately earn and claim rebates or refunds under the offer. The vendor should classify the cost of the rebate as a reduction of revenue in the income statement. This consensus is effective beginning in fiscal 2001. The company has adjusted its accounting policy for rebates and the related classification in the consolidated statement of operations to comply with the consensus. The effect of this reclassification was to decrease both net sales and selling, general and administrative expenses by $2.8 million and $1.9 million for the quarters ended September 29, 2001 and September 30, 2000, respectively, and by $7.6 million and $4.5 million for the thirty nine weeks ended September 29, 2001 and the forty weeks ended September 30, 2000, respectively.

FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements. The words "intend," "believe," "plan," "expect," "anticipate," and similar expressions identify forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, those contained under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Recent Developments" and "Liquidity and Capital Resources" and may relate to anticipated revenues, income or loss, expenses, capital expenditures, plans for future operations, financing needs or plans, and plans relating to products and services of the Company.

         Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Several factors could cause actual results to differ materially from those anticipated by the forward-looking statements, such as those detailed in connection with the specific forward-looking statement, as well as, generally, consumer spending and debt levels of the Company, general economic conditions such as a continued recession, continuity of relationships with and purchases by major customers, insolvency of customers, product mix, competitive pressure on sales and pricing, and increases in material or production cost which cannot be recouped in product pricing. Other factors are set forth herein and in other materials filed by the Company from time to time with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information relative to our market risk sensitive instruments by major category at December 30, 2000 is presented under Item 7a of our Annual Report on Form 10-K for the fiscal year ended December 30, 2000. During the first nine months ended September 29, 2001 there has been no material change to this disclosure.

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

Item 5.       Other Information.

              None.




Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits


              (b) Reports on Form 8-K


                  On August 17, 2001, the Company filed with the Commission a Form 8-K which reported under Item 9 the Press Release dated August 14, 2001 announcing the results of operations for the second quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Simmons Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                  SIMMONS COMPANY

By:                /s/ William S. Creekmuir
      ------------------------------------------------------------------
                    William S. Creekmuir
      Executive Vice President and Chief Financial Officer

Date:         November 6, 2001