Form 10-K405
period 2001-12-29
SIMMONS CO /GA/
filed 2002-03-29
CIK 1014022

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 29, 2001
                                -----------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to
                                    --------------        ----------

      Commission file number   333-76723
                            ------------

                                 SIMMONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                 06-1007444
------------------------------------------------        -------------------
 (State or other jurisdiction of incorporation           (I.R.S. Employer
               or organization)                         Identification No.)

     One Concourse Parkway, Suite 800
            Atlanta, Georgia                                30328-6188
------------------------------------------------   -----------------------------
   (Address of principal executive offices)                 (Zip Code)

 Registrant's telephone number, including are code        (770) 512-7700
                                                  ------------------------------

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

The  aggregate  market  value of the voting stock held by  nonaffiliates  of the
registrant as of March 29, 2002 was $   0      .
                                     ----------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares of the registrant's common stock outstanding as of March 29, 2002 is 31,964,452.

           DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE: None

ITEM 1.           BUSINESS

         GENERAL

         Founded in 1871, Simmons Company (the "Company" or "Simmons") is a leading manufacturer and distributor of premium branded bedding products in the United States of America and the world leader in Pocketed Coil(R) innerspring technology. We manufacture and license a broad range of mattresses and related sleep products under well-recognized brand names including Simmons(R), Beautyrest(R), BackCare(R), DreamScapes(TM), Deep Sleep(R) and Olympic(R) Queen. Sales of conventional bedding, which includes fully assembled mattresses and foundations, accounted for substantially all of our 2001 net sales.

         We sell to a diversified nationwide base of approximately 3,100 customers, representing more than 7,700 retail outlets. We support our sales to furniture stores, specialty sleep shops, department stores, rental stores and warehouse showrooms with significant local and national brand advertising and promotional spending, as well as extensive customer support services. We operate 18 strategically located manufacturing facilities across the United States of America and in Puerto Rico through our wholly-owned subsidiaries, The Simmons Manufacturing Co., LLC and Simmons Caribbean Bedding, Inc. Unlike most of our competitors, which operate as associations of independent licensees, we are one of two national industry participants that operates each of its manufacturing facilities, allowing us greater quality control and standardization of best manufacturing practices.

         We also sell bedding products to certain institutional customers, such as schools and government entities, and to the hospitality industry through the Company's wholly-owned subsidiary, Simmons Contract Sales, LLC, and license our trademarks, patents, and other intellectual property to various domestic and foreign manufacturers through the Company's wholly-owned subsidiary, Dreamwell, Ltd.

         Additionally, the Company operates 22 retail outlet stores located throughout the United States of America through the Company's wholly-owned subsidiary, World of Sleep Outlets, LLC, and 36 retail mattress stores located in Southern California through the Company's wholly-owned subsidiary, Gallery Corp.

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

         Recapitalization

         On July 16, 1998, Holdings entered into a recapitalization agreement with the Company and REM Acquisition, Inc., a transitory Delaware merger corporation ("REM"), sponsored by Fenway Partners, Inc., ("Fenway"). Pursuant to the agreement, on October 29, 1998 REM merged with and into Holdings (the "Recapitalization"), with Holdings being the surviving corporation. The Recapitalization resulted in certain stockholders of Holdings, who are affiliates of or investors arranged by Investcorp, receiving an aggregate amount of cash equal to approximately $193.4 million, and certain stockholders of Holdings who are or were members of management of the Company receiving an aggregate amount of cash equal to approximately $14.0 million. Investcorp retained shares of common stock of Holdings with a then estimated fair value of $9.0 million and management retained shares of stock and options to purchase stock of Holdings with a then estimated fair value of $16.5 million. As part of the Recapitalization, REM purchased all of the shares of Series A Preferred Stock of the Company (the "Series A Preferred Stock") owned by the ESOP that had been allocated to its participants for an aggregate purchase price of $15.4 million, and the ESOP exchanged its remaining unallocated shares of Series A Preferred Stock for shares of common stock of Holdings. The Series A Preferred Stock purchased by REM was cancelled. The ESOP retained shares of common stock of Holdings with a then estimated fair value of $23.4 million.

         Financing for the Recapitalization, the related transactions, and the fees and expenses incurred therewith was provided by (i) the Company's borrowings under a new $270.0 million senior credit facility (the "Senior Credit Facility") which refinanced the majority of the Company's existing senior and subordinated obligations, (ii) the Company's borrowings of $75.0 million under Senior Subordinated Bridge Loans (the "Senior Bridge Loans"), (iii) the Company's borrowings of $30.0 million under the Junior Subordinated Notes (the "Junior Simmons Notes") issued to an affiliate of Fenway, (iv) Holdings' borrowings of $10.0 million under Junior PIK Notes (the "Junior PIK Notes") issued to an affiliate of Fenway, and (v) $177.0 million of capital provided by affiliates of Fenway, affiliates of Investcorp, management and certain other investors of Holdings.

         As a result of the Recapitalization and related transactions, Simmons Holdings, LLC, an entity controlled by funds affiliated with Fenway, acquired 75.1% of the outstanding voting shares of Holdings, and management, the ESOP and Investcorp retained approximately 5.9%, 13.7% and 5.3%, respectively, of the outstanding shares of Holdings. The Company has accounted for the Recapitalization as a leveraged recapitalization, whereby the historical bases of the assets and liabilities of the Company have been maintained.

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

         MANAGEMENT CHANGES

         In January 2001, Robert W. Hellyer was promoted from Executive Vice President - Sales and Marketing to President of the Company. In July 2001, Mark
A. Parrish was hired as Executive Vice President and Chief Operations Officer. In November 2001, Rhonda Rousch was hired as Senior Vice President - Human Resources. Effective January 1, 2002, Robert K. Barton, Executive Vice President - Human Resources, retired from the Company.

          INDUSTRY OVERVIEW

         The domestic wholesale bedding industry generated sales of over $4.4 billion in 2001 according to industry sales data compiled by the International Sleep Products Association ("ISPA"). Although fragmented with approximately 700 manufacturers, the industry is mature and stable. The stability of the bedding market is supported by the fact that over 70% of bedding sales result from replacement purchases. We believe that key demographic trends are driving growth in the demand for larger sized, premium bedding products including:

- the rapidly growing 45-64 year old population category, a group with higher levels of disposable income and which historically has been more likely to purchase premium bedding; this population category is also one which may consider the purchase of a second home, requiring additional bedding purchases;

- the increasing consumer awareness of the health-related benefits of proper rest; and

-        the increasing number and size of bedrooms in homes.

         Most conventional bedding is sold to furniture stores and specialty sleep shops. The remaining channels of distribution include department stores, national mass merchants, rental stores, membership clubs and contract customers.

         COMPETITION

         While there are approximately 700 bedding manufacturers in the United States, four companies, Simmons, Sealy Corporation ("Sealy"), Serta, Inc. ("Serta"), and The Spring Air Company account for more than half of the industry's wholesale revenues. We believe we principally compete against these three primary competitors on the basis of brand recognition, product selection and quality, and the quality of customer support programs, which include cooperative advertising, sales force training and marketing assistance. We believe we compare favorably to our primary competitors in each of these areas. In addition, only Simmons and Sealy have national, company-operated manufacturing and distribution capabilities.

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

         PRODUCTS

         We provide our retail customers with a full range of mattress products that cover the breadth of marketplace price points ($299 to $5,000 queen set price) and offer consumers better sleep quality solutions to common causes of poor sleep. Our focus on the sleep quality benefits of our products differs from the majority of the industry in our employment of differentiated product constructions, research-based sleep quality claims and marketing programs that promote better sleep benefits, instead of the traditional comfort and price feature selling.

         All of our mattress products are built from one of two spring unit construction techniques: Pocketed Coil(R) (Marshall Coil) springs or open coil constructions. The Beautyrest(R) line of products utilize our patented Pocketed Coil(R) springs, whose rows are joined at the center third of the coils instead of the top. This patented way of attaching rows of coils allows for each coil to depress independently of the adjacent coils, resulting in better conformability to the sleeping body and the reduction of motion transferred across the bed from one partner to the other. Competitive attempts to copy this product benefit must affix their coils at the top and bottom, which technique is not capable of offering the unique Beautyrest(R) Do Not Disturb(R) benefit.

         Our open coil products differ from traditional open coil mattresses in the design of our coil unit. Our BackCare(R) open coil units are zoned into five distinct comfort and support zones that mirror the natural s-shape of the spine, providing additional firmness in the lower back and thigh for better support. We also use other open coil units in our Deep Sleep(R) line targeted at the under $500 queen price category. The coil units used in these products are also unique to our products.

         In 2000, we introduced the first full line of mattresses that consumers never need to flip. This patented design offers enhanced sleep benefits and product durability, along with the consumer convenience of never having to flip their mattress. This innovative never-needs-to-be-flipped design was introduced into the Beautyrest(R) line in early 2000 and the BackCare(R) and Deep Sleep(R) lines in 2001.

         Beautyrest(R). Beautyrest(R), our flagship premium product, has been our primary brand since we introduced it in 1925 and is expected to continue generating the majority of our sales. The Beautyrest(R) product was redesigned in 2000 with improved partner motion separation benefits and the convenience of never needing to be flipped. Beautyrest(R) is sold primarily through furniture stores, mattress specialty stores and department stores. All Beautyrest(R) retail floor samples display a Motion Separation Index(TM) label that allows consumers to compare the Beautyrest(R) Do Not Disturb(R) benefit to competitive constructions and other Beautyrest(R) models. The Beautyrest(R) product line was further redesigned and enhanced in 2001 and we began shipping the new product line to some dealers in December 2001.

         Beautyrest(R) World Class(TM) Exceptionale and DreamScapes(TM). Exceptionale and DreamScapes(TM) are the luxury price point extensions of the Beautyrest(R) line. Unlike other mattress brands, which build their luxury line by adding foam, fiber and non-sleep-related accessories, Exceptionale and DreamScapes(TM) are the only luxury product lines that offer our exclusive Pocketed Coil(R)-on-Pocketed Coil(R) construction. This unique construction offers a different comfort level from the non-luxury price point Beautyrest(R) models and the combined benefits of comfort and reduced motion transfer.

         BackCare(R). BackCare(R), our second flagship brand, was introduced in 1995 and redesigned in 2001 with improved benefits and a never-needs-to-be-flipped design. BackCare(R) is designed with five distinct comfort and support zones that mirror the natural s-shape of the spine. This five-zoned construction is built into every component of the mattress. A Lumbar Support Index(TM) label at retail sites helps consumers choose between 10%, 20% or 30% incremental support in the lumbar region of the bed. The National Foundation for Spinal Health has certified and now lists BackCare(R) products as certified to promote back care support and comfort.

         Deep Sleep(R). In 2001, we introduced the Deep Sleep(R) product line, targeted at the traditional under $500 queen price points. This product line utilizes a unique product construction in comparison to competitive open coil units, offering better-sleep-benefits not available from traditional open coil mattresses.

         Olympic(R) Queen. In 2001, we started manufacturing and distributing the Olympic(R) Queen, the first new size in mattresses distributed on a national basis since Simmons began distributing king and queen sizes on a national basis in 1958. The Olympic(R) Queen offers consumers 10% more sleeping surface than a traditional queen, without requiring the replacement of the traditional queen frame with a wider frame. This patent pending new size, which is available in Beautyrest(R), BackCare(R) and Deep Sleep(R), is targeted at queen mattress owners who would prefer a wider mattress, but are unwilling to purchase a larger bed because of their existing queen bed frame or the size of their bedroom. We are importing specially designed Egyptian cotton Olympic(R) Queen sheets for sale by our retailers. We have also worked with most of the major linen manufacturers in the development of their own Olympic(R) Queen sheets.

         CUSTOMERS

         Our strong brand name and reputation for high quality products, innovation and service to our customers, together with the highly attractive retail margins associated with bedding products, have enabled us to establish a strong customer base throughout the United States and across all major distribution channels, including furniture stores, specialty sleep shops, department stores and warehouse showrooms. We manufacture and supply conventional bedding to over 7,700 retail outlets, representing approximately 3,100 customers. Furthermore, our sales to specialty sleep shops, the fastest growing channel of retail bedding distribution, has been increasing.

         We also distribute branded products on a contract sales basis directly to institutional users of bedding products such as hotels, motels, hospitals, dormitories and certain agencies of the United States Government. Major commercial accounts include Starwood Hotels & Resorts Worldwide, Inc. ("Starwood Hotels"), La Quinta Inns, Inc., Best Western International, Inc., and The Walt Disney Company. In 1999, Starwood Hotels selected Beautyrest(R) as the bed for their "Heavenly Bed" program, a luxury hotel room program targeted at their preferred customer club members.

         Our five largest customers accounted for approximately 17% of 2001 net sales. No one customer represented more than 10% of net sales in 2001.

         SALES, MARKETING AND ADVERTISING

         Our products are sold by approximately 180 local field sales representatives, backed by sales management at each of our 18 manufacturing facilities, as well as national account representatives that give direction and support for sales to national accounts. This selling infrastructure provides retailers with coordinated national marketing campaigns, as well as local support that is tailored to the competitive environments of the local market. Additionally, the Company utilizes approximately 20 independent sales representatives, principally in the area of contract sales.

         Our sales support focuses on two areas:

                  - cooperative promotional advertising and other retail support programs designed to complement individual retailer's marketing programs, and

                  - national consumer communications designed to establish and build brand awareness among consumers.

         We develop advertising and retail sales incentive programs specifically for individual retailers. Point-of-sale materials, including mattresses and foundation displays that we design and supply, highlight the differentiating features of our products. In addition, we offer training for retail sales personnel through an internally-developed sales representative training program. We believe that our sales training and consumer education programs are the most effective in the industry. We have designed these programs, delivered on-site at our retailers' facilities or at our research and education center, Simmons Institute of Technology and Education ("SITE"), to teach retail floor salespeople product knowledge and sales skills. We seek to improve our retailers' unit sales, as well as increase sales of bedding in the higher price category. We also establish individual incentive programs for our customers and their sales personnel. Our sales force is trained extensively in advertising, merchandising and salesmanship, which increases the value of the marketing support they provide to retailers. We believe that our focus on the training of sales representatives and our customers' retail salespeople differentiates us from most of our largest competitors.

         SUPPLIERS

         We purchase substantially all of our conventional bedding raw materials centrally in order to maximize economies of scale and volume discounts. The major raw materials that we purchase are wire, spring components, lumber, cotton, insulator pads, innersprings, fabrics and roll goods consisting of foam, fiber, ticking and non-wovens. We obtain a large percentage of our required raw materials from a small number of suppliers. In 2001, we bought approximately 72% of our raw material needs from 10 suppliers. We believe that supplier concentration is common in the bedding industry.

         We have long-term supply agreements with Leggett & Platt, Incorporated ("Leggett & Platt"), Foamex L.P. and Amoco Fabrics and Fiber Company. With the exception of Leggett & Platt, we believe that we can readily replace our suppliers as we have already identified and used alternative sources. Leggett & Platt supplies the majority of several components, including spring components, insulator pads, wire, fiber, quilt backing and flange material, to the bedding industry. In 2001, we bought approximately 27% of our raw materials from Leggett & Platt. We expect that in 2002 we will buy a comparable portion of our raw materials from Leggett & Platt. To ensure a long-term adequate supply of various components, we have entered into agreements with Leggett & Platt, generally expiring in the year 2010, for the supply of grid tops, innersprings and wire. Among other things, these agreements generally require us to purchase a majority of our requirements of several components from Leggett & Platt.

         SEASONALITY/OTHER

         Our sales volume is somewhat seasonal, with sales generally lower during the first quarter of each year than in the remaining three quarters of the year. Historically, our working capital borrowings have increased during the first half of each year and have decreased in the second half of each year. We also usually experience a seasonal fluctuation in profitability, with our gross profit percentage during the first quarter of each year usually slightly lower than those obtained in the remaining part of the year. We believe that seasonality of profitability is a factor that generally affects the conventional bedding industry, and that it is primarily due to retailers' emphasis in the first quarter on price reductions and promotional bedding and manufacturers' emphasis on close-outs of the prior year's product lines. These two factors together result in lower profit margins and can negatively impact sales as retailers reduce orders in anticipation of the new product line. However, we did not close out our Beautyrest(R) 2000 line at the beginning of the year, and consequently did not experience a lower profit margin in the first quarter of 2001. We believe the close out of the Beautyrest(R) 2000 product line in the fourth quarter of 2001 had a negative effect on fourth quarter 2001 sales.

         Most of our sales are by short term purchase orders. Because the level of production is generally prompted to meet customer order demand, we have a negligible backlog of orders. Most finished goods inventories of bedding products are physically stored at manufacturing locations until shipped (usually within days of manufacture).

         MANUFACTURING AND FACILITIES

         The Company manufactures most conventional bedding to order and has adopted "just-in-time" inventory techniques in its manufacturing process to more efficiently serve its customers' needs and to minimize their inventory carrying costs. Most bedding orders are scheduled, produced and shipped within three to four days of receipt. This rapid delivery capability allows us to minimize our inventory of finished products and better satisfy customer demand for prompt shipments.

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

         We also seek to reduce costs and improve productivity by continually developing more efficient manufacturing and distribution processes at SITE, a state-of-the-art 38,000 square foot research and education center in Atlanta, Georgia. Approximately 14 engineers and technicians are employed full-time at SITE. These employees ensure that we maintain high quality products by conducting product and materials testing, designing manufacturing facilities and equipment and improving process engineering and development. We believe that our engineering staff gives us a competitive advantage over some of our competitors who do not have significant in-house engineering resources.

         WARRANTIES AND PRODUCT RETURNS

         Our conventional bedding products generally offer 10 year limited warranties against manufacturing defects. We believe that our warranty terms are generally consistent with those of our primary national competitors. The historical costs to us of honoring warranty claims have been immaterial. We have also experienced non-warranty returns for reasons generally related to order entry errors and shipping damage. We resell our non-warranty returned products primarily through as-is furniture dealers or the 22 Simmons World of Sleep outlet stores.

         PATENTS AND TRADEMARKS

         We own many trademarks, including Simmons(R), Beautyrest(R), BackCare(R), DreamScapes(TM), Deep Sleep(R), and Pocketed Coil(R), most of which are registered in the United States and in many foreign countries. We protect our manufacturing equipment and processes as trade secrets and through patents. We possess several patents on the equipment used to manufacture our Pocketed Coil(R) innersprings. We do not consider our overall success to be dependent upon any particular intellectual property rights and we cannot assure that the degree of protection offered by the various patents will be sufficient, that patents will be issued in respect of pending patent applications, or that we will be able to protect our technological advantage upon the expiration of our patents. If we were unable to maintain the proprietary nature of our intellectual property, our financial condition or results of operations could be materially adversely affected.

         LICENSING

         During the late 1980's and early 1990's, we disposed of most of our foreign operations and secondary domestic lines of business. As a result, we now license internationally the Simmons(R) name and many of our trademarks, processes and patents generally on an exclusive long-term basis to third-party manufacturers which produce and distribute conventional bedding products within their designated territories. These licensing agreements allow the Company to reduce exposure to political and economic risk abroad by minimizing investments in those markets. We have twenty foreign licensees and nine foreign sub-licensees with operations in Argentina, Australia, Brazil, Canada, Chile, Colombia, Dominican Republic, Ecuador, El Salvador, France, Hong Kong, Israel, Italy, Japan, Korea, Mexico, Morocco, New Zealand, Oman, Panama, Singapore, South Africa, Sweden, Taiwan, United Kingdom, Venezuela, and the West Indies. These foreign licensees and sub-licensees have rights to sell Simmons-branded products in over 100 countries.

         Additionally, we have 12 domestic third-party licensees. Some of these licensees manufacture and distribute juvenile bedding, healthcare-related bedding and furniture, and non-bedding upholstered furniture, primarily on long-term or automatically renewable terms. Additionally, we have licensed the Simmons(R) name and other trademarks, generally for limited terms, to manufacturers of down comforters, synthetic comforter sets, pillows, bed pads, blankets, futons, office chairs, specialty sleep items, massage recliners and pet beds.

         In 2001, 2000 and 1999 our licensing agreements as a whole generated royalties of approximately $8.6 million, $8.0 million and $7.1 million, respectively, which are accounted for as a reduction of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

         EMPLOYEES

         As of February 28, 2002, we had approximately 2,800 full-time employees. Approximately 1,200 of these were represented by labor unions. Employees at nine of our 18 manufacturing facilities are represented by various labor unions with separate collective bargaining agreements. Collective bargaining agreements typically are negotiated for three to four-year terms. During 2001 and early 2002, new collective bargaining contracts were negotiated for the majority of our manufacturing facilities represented by labor unions. The new contracts will not have a material impact to our future results from operations. The locations where new contracts were negotiated and the contract expiration date are as follows:

          Facility                  Labor Union            Expiration Date
          --------                  -----------            ---------------
         Atlanta        United Steel Workers of America      October 2005
         Columbus       United Steel Workers of America      October 2004
         Dallas         United Steel Workers of America      October 2004
         Honolulu       International Longshoremen and       January 2005
                            Warehousemen's Union
         Jacksonville   United Steel Workers of America      October 2005
         Los Angeles    United Steel Workers of America      October 2005
         Piscataway     United Steel Workers of America      October 2004

         Other labor unions represented at certain manufacturing facilities are the International Brotherhood of Teamsters, United Furniture Workers, and International Association of Machinists and Aerospace Workers. Our collective bargaining contracts with (i) the United Furniture Workers for our San Leandro, California manufacturing facility; and (ii) the United Steel Workers of America for our Kansas City, Kansas manufacturing facility expire in April 2002. We consider overall relations with our workforce to be satisfactory. We have had no labor-related work stoppages in over 20 years. However, if a work stoppage were to occur at one of our manufacturing facilities, we believe it would not have a material adverse impact to our operating results as we believe we would be able to shift production to other manufacturing facilities. Since 1980, we have opened nine new plants, none of which are unionized.

         Approximately 2,400 of our current and former employees are participants in the ESOP.

         REGULATORY MATTERS

         As a manufacturer of bedding and related products, we use and dispose of a number of substances, such as glue, lubricating oil, solvents, and other petroleum products, that may subject us to regulation under numerous federal and state statutes governing the environment. Among other statutes, we are subject to the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act, the Clean Air Act and related state statutes and regulations. We have made and will continue to make capital and other expenditures to comply with environmental requirements. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of our properties, we may be held liable, the amount of such liability could be material and our financial condition or results of operations could be materially adversely affected. We are currently evaluating our potential liability with respect to the cleanup of environmental contamination at and in the vicinity of our leased manufacturing facility in San Leandro, California and our former facility in Linden/Elizabeth, New Jersey.

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

         FORWARD-LOOKING STATEMENTS

         "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-K, the words "believes," "anticipates," "expects," "intends," "projects" and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operating results, including expected benefits from our Better Sleep Through Science(R) philosophy. Any forward-looking statements contained in this report represent management's current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to, anticipated sales growth, success of new products, increased market share, reduction of manufacturing costs, generation of free cash flow and reduction of debt, changes in consumer confidence or demand, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Form 10-K for 2000 and the Form 10-Qs for the first, second, and third quarters of 2001. The Company undertakes no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.

ITEM 2.           PROPERTIES

         Our corporate offices are located in approximately 49,000 square feet of leased office space at One Concourse Parkway, Atlanta, Georgia 30328. The following table sets forth selected information regarding manufacturing and other facilities we operated as of February 28, 2002:


                                                                             Year of
                                                                 Date         Lease        Square
                             Location                          Occupied    Expiration     Footage
                             --------                          --------    ----------     -------
       Manufacturing Facilities:
            Mableton, Georgia (Atlanta)                          1992         2007           148,300
            Charlotte, North Carolina                            1993         2003           144,280
            Grove City, Ohio (Columbus)                          1988         2004           190,000
            Coppell, Texas (Dallas)                              1998         2008           140,981
            Aurora, Colorado (Denver)                            1998         2008           129,000
            Fredericksburg, Virginia                             1994         2009           128,500
            Honolulu, Hawaii                                     1993         2003            58,530
            Jacksonville, Florida                                1973         2003           205,729
            Janesville, Wisconsin                                1982         Owned          288,700
            Shawnee Mission, Kansas (Kansas City)                1997         Owned          130,000
            Compton, California (Los Angeles)                    1974         2005           223,382
            Tolleson, Arizona (Phoenix)                          1997         2007           103,408
            Piscataway, New Jersey                               1988         2003           264,908
            Salt Lake City, Utah                                 1998         2008            77,500
            San Leandro, California                              1964         2007           260,500
            Auburn, Washington (Seattle)                         1992         2002           133,610
            Agawam, Massachusetts (Springfield)                  1988         2006           129,000
            Trujillo Alto, Puerto Rico                           1998         Owned           50,000
                                                                                        -------------
                   Subtotal                                                                2,806,328

       Other Facilities in Atlanta, Georgia:
            Corporate Headquarters                               1992         2011            49,045
            SITE                                                 1995         2005            38,000
            Warren Drive                                         1977         2002            30,960
                                                                                        -------------
                   Total Square Footage                                                    2,924,333
                                                                                        =============

         Management believes that our facilities, taken as a whole, have adequate productive capacity and sufficient manufacturing equipment to conduct business at levels exceeding current demand.

         In addition, we operate 22 retail outlet stores with approximately 177,000 square feet, in the aggregate, through our World of Sleep Outlets, LLC subsidiary and 36 retail mattress stores with approximately 144,000 square feet, in the aggregate, through our Gallery Corp. subsidiary.

ITEM 3.           LEGAL PROCEEDINGS


         On April 3, 1998, Serta filed a complaint against Simmons in the United States District Court alleging that some Simmons products infringed one of their U.S. patents and that our use of the term "Crescendo" infringed their alleged common-law trademark, "Crescendo". Serta sought compensatory damages and injunctive relief. In October 1999, Serta amended its Complaint to join 14 U.S. licensee/shareholders as plaintiffs and to add a claim for false advertising under the Lanham Act. We denied the material allegations of the complaint and amended complaint and asserted affirmative defenses and/or counterclaims against Serta. On December 28, 2000, we reached a settlement of this lawsuit with Serta and its licensees/shareholders. While we maintain that we did not infringe on any of Serta's patents or trademarks, in order to conclude the matter and avoid additional cost of protracted litigation, we agreed to pay Serta $4.25 million, which was expensed in 2000, payable $2.125 million at the time of the execution of the settlement agreement, with the balance payable in installments of $531,250 at the end of each calendar quarter during the year 2001.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for any class of common equity of the Company. As of December 29, 2001, there is one holder of record of the Company's common shares.

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

ITEM 6. SELECTED FINANCIAL DATA

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                             (dollars in thousands)

         Set forth below is our selected historical consolidated financial data. We derived our historical Statement of Operations and Balance Sheet Data for 2001, 2000, 1999, 1998, and 1997 from our consolidated financial statements. You should read the information presented below along with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and accompanying notes and other financial information appearing in Item 8.

         You should note the following when reading the table below:

- EBITDA represents earnings before interest expense, income tax expense, depreciation and amortization. We believe that EBITDA is a widely accepted financial indicator of a company's ability to service or incur debt and a similar measure is utilized for purposes of the covenants contained in the Senior Credit Facility and the Indenture. EBITDA and Adjusted EBITDA are not measurements of operating performance calculated in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and should not be considered substitutes for operating income, net income, cash flows from operating activities, or other statements of operations or cash flow data prepared in accordance with US GAAP, or as measures of profitability or liquidity. EBITDA and Adjusted EBITDA may not be indicative of our historical operating results, nor are they meant to be predictive of potential future results. Our calculation of EBITDA and Adjusted EBITDA may not be comparable to those recorded by other companies and have been calculated as defined by our Senior Credit Facility.

- Working capital represents total current assets, excluding cash and equivalents, less total current liabilities, excluding current maturities of long-term debt.


                                           Year ended    Year ended    Year ended     Year ended    Year ended
                                            Dec. 29,      Dec. 30,      Dec. 25,       Dec. 26,      Dec. 27,
                                              2001          2000          1999           1998          1997
                                           ------------  ------------  ------------   ------------  ------------
                                           (52 weeks)    (53 weeks)    (52 weeks)     (52 weeks)    (52 weeks)
STATEMENT OF OPERATIONS DATA:
Net sales                                    $679,518      $720,767      $616,412       $598,397      $550,085
Cost of products sold                         366,244       405,507       350,721        348,842       319,074
                                           ------------  ------------  ------------   ------------  ------------
Gross margin                                  313,274       315,260       265,691        249,555       231,011
Operating expenses:
   Selling, general and
        administrative expenses               248,726       273,516       216,810        199,837       183,556
   Non-cash variable stock compensation        14,847           574             -              -             -
   ESOP expense                                 2,816         7,117         7,169          6,453         6,230
   Management compensation --
        severance related                       2,065         3,777         6,600              -             -
   Management compensation --
        transaction related                         -             -             -         14,223             -
   Amortization of intangibles                 16,309         8,367         7,628          7,629         7,679
                                           ------------  ------------  ------------   ------------  ------------
                                              284,763       293,351       238,207        228,142       197,465
                                           ------------  ------------  ------------   ------------  ------------
Operating income                               28,511        21,909        27,484         21,413        33,546

Interest expense, net (1)                      32,371        34,957        32,918         23,369        19,650
Other expense, net                              3,038         1,778         1,627          2,406         1,009
                                           ------------  ------------  ------------   ------------  ------------
Income (loss) before income taxes
     and extraordinary item                $   (6,898)     $(14,826)   $   (7,061)    $   (4,362)   $   12,887
                                           ============  ============  ============   ============  ============
Net income (loss)                             $(1,132)     $(10,943)   $   (9,129)      $(19,019)   $    6,362
                                           ============  ============  ============   ============  ============

OTHER DATA:
Adjusted EBITDA (2)                           $78,337    $   61,649    $   66,740     $   62,264    $   58,420
Capital expenditures                            5,099        13,290         9,659         15,553        15,701
Depreciation and amortization                  25,479        22,090        22,612         18,120        13,549

BALANCE SHEET DATA (END OF
    PERIOD):
Working capital                              $ 39,936    $   55,457    $   53,897     $   46,567    $   37,133
Total assets                                  385,666       416,861       406,100        400,061       375,125
Total debt, including current
      maturities                              295,914       325,274       333,983        313,469       184,443
Total common stockholder's
      equity (deficit)                        (58,318)      (36,402)      (23,332)       (12,301)       92,614


(1)   Interest expense                        $30,339       $33,505       $31,686        $22,776        $19,293
       Amortization of deferred debt
           issuance costs                       2,429         1,801         1,433            777            613
        Interest income                          (397)         (349)         (201)          (184)          (256)
                                           ------------  ------------  ------------   ------------  ------------
        Interest expense, net                 $32,371       $34,957       $32,918        $23,369        $19,650
                                           ============  ============  ============   ============  ============

         Interest expense, net for the years ended 2001, 2000, 1999 and 1998 reflects the increase in senior and subordinated loan indebtedness associated with the leveraged recapitalization effective October 29, 1998. See Note 1 of the "Notes to the Consolidated Financial
         Statements."

(2)      Items added back to EBITDA to arrive at Adjusted EBITDA are as follows:


                                            Year Ended    Year Ended     Year Ended    Year Ended    Year Ended
                                             Dec. 29,      Dec. 30,       Dec. 25,      Dec. 26,      Dec. 27,
                                               2001          2000           1999          1998          1997
                                            ------------  ------------  -------------  ------------  ------------
                                             (52 weeks)    (53 weeks)    (52 weeks)     (52 weeks)    (52 weeks)
                                                                            weeks)
EBITDA                                         $63,093       $50,669       $52,612        $44,459       $53,325
Management compensation --
   severance related                                 -         3,777         6,600              -             -
Management compensation --
   transaction related                               -             -             -         14,223             -
Interest income                                    397           349           201            184           256
Serta settlement and legal fees                      -         6,250             -              -             -
Non-cash variable stock option
   compensation                                 14,847           574             -              -             -
Manufacturing process
   improvements expense                              -             -             -          2,208         2,347
Management strategic initiatives                     -             -           444            418         1,693
Receivable write-off                                 -             -         6,883              -             -
Discontinued product line                            -             -             -            772           799
                                            ------------  ------------  -------------  ------------  ------------
    Adjusted EBITDA                            $78,337       $61,649       $66,740        $62,264       $58,420
                                            ============  ============  =============  ============  ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion along with the "Selected Consolidated Financial and Other Data" and our consolidated financial statements and the accompanying notes included elsewhere herein.

CRITICAL ACCOUNTING POLICIES

         Our critical accounting policies are as follows:

         Warranty accrual and allowance for doubtful accounts. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns when evaluating the adequacy of the warranty accrual. Significant management judgments and estimates must be made and used in connection with establishing the warranty accrual in any accounting period. The Company's warranty policy provides a 10-year non-prorated warranty service period on all first quality products currently manufactured, except for certain products for the hospitality industry which have varying non-prorated warranty periods generally ranging from five to ten years. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. As of December 29, 2001, the Company had a warranty accrual of $4.9 million.

         Similarly, our management must make estimates of the uncollectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $73.8 million, net of allowance for doubtful accounts of $1.8 million, as of December 29, 2001.

         Income taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         The Company has net operating loss carryforwards for federal income tax purposes which are limited under various sections of the Internal Revenue Code. Such net operating loss carryforwards expire through 2020. Our management must make estimates regarding the future realization of these net operating losses. Realization of the net operating loss carryforwards is dependent upon future profitable operations and reversals of existing temporary differences. Although realization is not assured, the Company believes it is more likely than not that the net recorded benefits will be realized through the reduction of future taxable income.

         Impairment of long-lived assets. The Company regularly assesses all of its long-lived assets, including intangibles, for impairment whenever events or circumstances indicate their carrying value may not be recoverable. Management assesses whether there has been an impairment by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the asset. The factors considered by management in this assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. If an impairment is deemed to exist, management records an impairment charge equal to the excess of the carrying value over the fair value of the impaired assets.

RESULTS OF OPERATIONS

         The following table sets forth some components of our Consolidated Statement of Operations data expressed as a percentage of net sales:


                                                                              Fiscal Year
                                                               -------------------------------------------
                                                                   2001           2000           1999
                                                               -------------  -------------  -------------
                                                                (52 weeks)      (53 weeks)     (52 weeks)
Net sales                                                          100.0%         100.0%         100.0%
Cost of products sold                                               53.9%          56.3%          56.9%
                                                               -------------  -------------  -------------
     Gross margin                                                   46.1%          43.7%          43.1%
Selling, general and administrative expenses                        36.6%          37.9%          35.2%
Non-cash variable stock compensation expense                         2.2%           0.1%           -
ESOP expense                                                         0.4%           1.0%           1.1%
Management compensation -- severance related                         0.3%           0.5%           1.1%
Amortization of intangibles                                          2.4%           1.2%           1.2%
                                                               -------------  -------------  -------------
     Operating income                                                4.2%           3.0%           4.5%
Interest expense, net                                                4.8%           4.8%           5.3%
Other expense, net                                                   0.5%           0.2%           0.3%
                                                               -------------  -------------  -------------
     Loss before income taxes
          and extraordinary item                                    (1.0%)         (2.0)%         (1.1)%
Income tax benefit                                                  (0.9%)         (0.5)%          -
                                                               -------------  -------------  -------------
     Loss before extraordinary item                                 (0.1%)         (1.5)%         (1.1)%
Extraordinary loss from early extinguishment of
     debt, net of income tax benefit                                (0.1%)          -             (0.4%)
                                                               -------------  -------------  -------------
     Net loss                                                       (0.2%)         (1.5)%         (1.5)%
                                                               =============  =============  =============

FISCAL 2001 (52 WEEKS) AS COMPARED TO FISCAL 2000 (53 WEEKS)

         Net Sales. Net sales for the year ended December 29, 2001 decreased 5.7%, or $41.2 million, to $679.5 million in 2001 from $720.8 million in 2000. The fiscal year ended December 30, 2000 included an additional week. Adjusting for the extra week, net sales decreased 3.9% versus the comparable period in 2000. The decrease was due primarily to an 11.5%, or approximately $84.2 million, decrease in bedding unit sales volume offset in part by a 5.5%, or approximately $39.8 million, increase in bedding average unit selling price. The net sales decrease for the year resulted primarily from an overall economic slowdown, which resulted in a reduction of sales beginning in the second quarter of 2001, and the loss of business as a result of bankruptcy and subsequent liquidation of several major customers during the last eighteen months, including The Heilig-Meyers Company ("Heilig-Meyers") (filed Chapter 11 in August 2000), Montgomery Ward, LLC (filed Chapter 11 in December 2000), and Homelife Corporation ("Homelife") (filed Chapter 11 in July 2001). In 2000, these three customers in the aggregate accounted for 10.6% of our net sales. The aggregate sales decline with these three customers for fiscal year 2001 versus 2000 totaled $66.4 million. The bedding average unit selling price increase was due principally to a price increase of approximately 5% for our Beautyrest(R) product line in April 2001 and a shift in sales mix to higher priced products.

         Cost of Products Sold. As a percentage of net sales, cost of products sold for the year ended December 29, 2001 decreased 2.4 percentage points to 53.9% from 56.3% in 2000. Our gross margin improvement for 2001 versus 2000 of
2.4 percentage points to 46.1% resulted principally from (i) the increase in the bedding average unit selling price; (ii) the introduction of our 2001 BackCare(R) product line; (iii) lower material costs as a percentage of sales following introduction of our "Zero Waste" cost reduction initiative at the beginning of 2001; and (iv) lower labor costs as a percentage of net sales due to improved management of headcount and labor hours. At year end 2001, our factory worker headcount was 12.0% lower than at the beginning of the year.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the year ended December 29, 2001 decreased 1.3 percentage points to 36.6% from 37.9% in 2000. This decrease is primarily attributable to the following:

        - non-recurring expenses in 2000 of $6.25 million (0.9% of 2000 net sales), in the aggregate, to settle the Serta litigation and legal fees associated with the litigation;

        - non-recurring expenses in 2000 totaling approximately $3.5 million (0.5% of 2000 net sales) to write-off transaction fees and to adjust the receivable of a former customer, which the Company was contemplating acquiring, to net realizable value following management's decision that a distribution strategy of further investment into retail operations through acquisition of certain customers was not in the best interest of the Company;

        - non-recurring expenses in 2000 totaling approximately $4.3 million (0.6% of 2000 net sales) to write-off the receivable of a customer, which at one time represented our potential direct entry into retail operations, and to provide for lease termination fees relating to certain lease obligations of the customer which were guaranteed by the Company;

        - measures implemented in July and August that provided salary and fringe benefit decreases, net of severances paid, of approximately $1.7 million in 2001; we expect those measures to provide savings of approximately $5.2 million in fiscal 2002;

        - a $1.5 million (0.2% of net sales) gain in 2001 related to the partial settlement of an obligation under our retiree health care plan; and

        - a reduction of bad debt expense of $0.5 million. In 2000, bad debt expense was negatively impacted by charges of $3.3 million (0.5% of 2000 net sales), in the aggregate, to reserve for accounts receivable from Heilig-Meyers and Montgomery Ward.

         Non-Cash Variable Stock Compensation Expense. Non-cash variable stock compensation expense increased $14.3 million for the year ended December 29, 2001 to $14.8 million from $0.6 million in 2000 due to a 79.0% increase in the underlying value of Holdings' common stock during 2001.

         ESOP Expense. ESOP expense declined $4.3 million to approximately $2.8 million for the year ended December 29, 2001 from $7.1 million in 2000. This decrease is due to a reduction in the number shares allocable for 2001, offset in part by a 79.0% increase in the underlying value of Holdings' common stock during 2001.

         Management Compensation--Severance Related. Severance expense decreased $1.7 million to approximately $2.1 million for the year ended December 29, 2001 from $3.8 million in 2000. We incurred severance costs in 2001 associated with the termination of certain management and the downsizing of our workforce in July and August. The severance costs in 2000 related primarily to the reorganization of senior management of the Company.

         Amortization of Intangibles. Amortization of intangibles for the year ended December 29, 2001 increased $7.9 million to $16.3 million from $8.4 million for 2000. This increase is due to a non-cash impairment charge in the fourth quarter of 2001 of $7.9 million to write-down the goodwill to market value of the Company's wholly-owned subsidiary Gallery Corp., a retail mattress business operating in Southern California acquired in 2000.

         Interest Expense, Net. Interest expense, net decreased $2.6 million, or 7.4%, to approximately $32.4 million for the year ended December 29, 2001 from $35.0 million for 2000 due primarily to (i) lower Prime and LIBOR base rates on our Senior Credit Facility obligations; (ii) decreased average outstanding borrowings; and (iii) one less week of interest on senior indebtedness during the year (fiscal 2000 was a 53-week year), partially offset by an increase in our interest rate margin in January 2001 following amendment to our Senior Credit Facility and interest rate protection agreements on a portion of our floating rate debt which have the effect of reducing the benefit of declining interest rates.

         Other Expense, Net. Other expense, net increased approximately $1.2 million to $3.0 million for the year ended December 29, 2001 compared to $1.8 million for the year ended December 30, 2000. This increase is principally due to the write-off of $0.8 million in acquisition costs related to a transaction that was not consummated and higher management advisory fees.

         Income Tax Benefit. Our effective income tax rate of 90.9% for the year ended December 29, 2001 differs from the federal statutory rate primarily due to the reversal of a valuation allowance and the amortization of goodwill not being tax deductible. The valuation allowance was reversed due to the likelihood of realizing the future tax benefit of certain tax loss carryforwards. Our effective income tax rate of 26.2% for the year ended December 30, 2000 differs from the federal statutory rate primarily due to the non-tax deductible amortization of goodwill.

         Net Loss. For the reasons set forth above, we incurred a net loss of $1.1 million for the year ended December 29, 2001 compared to a net loss of $10.9 million for the year ended December 30, 2000, a decrease of $9.8 million.

         EBITDA. For the reasons set forth above, we had an EBITDA of $63.1 million, or 9.3% of net sales, for 2001 compared to $50.7 million, or 7.0% of net sales, for 2000. Excluding for 2001, $14.8 million non-cash variable stock option compensation expense, and excluding for 2000, (i) charges of $3.8 million relating to severance recorded in the first quarter; (ii) $6.25 million in Serta litigation settlement and related legal fees; and (iii) $0.6 million non-cash variable stock option compensation expense, our Adjusted EBITDA was $78.3 million, or 11.5% of net sales, for 2001 and $61.6 million, or 8.6% of net sales, for 2000.

FISCAL 2000 AS COMPARED TO FISCAL 1999

         Net Sales. Net sales for the year ended December 30, 2000 increased 16.9%, or $104.4 million, to $720.8 million in 2000 from $616.4 million in 1999.
The increase was due primarily to a 11.0%, or $67.5 million, increase in bedding unit sales volume and a 6.4%, or $43.8 million, increase in bedding average unit selling price. The successful launch of our Beautyrest(R) 2000 product line was the primary reason for the year-over-year growth. The 2000 sales increase occurred despite a decline in sales to Heilig-Meyers, our largest customer, of $21.5 million.

         Cost of Products Sold. As a percentage of net sales, cost of products sold for the year ended December 30, 2000 decreased 0.6 percentage point to 56.3% from 56.9% in 1999. Our gross margin improvement versus 1999 of 0.6 percentage point to 43.7% for the year resulted primarily from the increased absorption of fixed costs through higher sales volume and improved product mix of Beautyrest(R) 2000 products.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the year ended December 30, 2000 increased 2.7 percentage points to 37.9% from 35.2% in 1999. This increase was primarily attributable to the following:

         - a charge of $7.8 million (1.1% of 2000 net sales), in the aggregate, to write-off transaction fees and to adjust the receivable balances for two former customers to estimated net realizable value related to the change in our retail investment strategy;

         - a charge of $6.25 million (0.9% of 2000 net sales) to settle the Serta litigation and legal fees associated with the litigation;

         - charges of $3.3 million, in the aggregate, (0.5% of net sales) to reserve for accounts receivable from Heilig-Meyers and Montgomery Ward;

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

         ESOP Expense. ESOP expense remained stable at approximately $7.0 million for the year ended December 30, 2000 compared to 1999.

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

         Amortization of Intangibles. Amortization of intangibles for the year ended December 30, 2000 increased $0.7 million to $8.3 million from $7.6 million for 1999 due to amortization of goodwill related to our retail operations.

         Interest Expense, Net. Interest expense, net increased $2.1 million to approximately $35.0 million for the year ended December 30, 2000 from $32.9 million for the year ended December 25, 1999 due primarily to (i) higher interest rates on our Senior Credit Facility obligations; (ii) increased average outstanding borrowings; (iii) one extra week of interest on senior indebtedness during the year (fiscal 2000 was a 53-week year); and (iv) increased amortization of deferred financing costs.

         Other Expense, Net. Other expense, net increased approximately $0.2 million to $1.8 million for the year ended December 30, 2000 compared to $1.6 million for 1999 due to higher management advisory fees.

         Income Tax Benefit. Our effective income tax rates of 26.2% and 1.5% for the years ended December 30, 2000 and December 25, 1999, respectively, differ from the federal statutory rate primarily due to non-tax deductible amortization of goodwill.

         Net Income. For the reasons set forth above, we incurred a net loss of $10.9 million for the year ended December 30, 2000 compared to a net loss of $9.1 million for the year ended December 25, 1999.

         EBITDA. For the reasons set forth above, we had an EBITDA of $50.7 million, or 7.0% of net sales, for 2000 compared to $52.6 million, or 8.5% of net sales, for 1999. Excluding for 2000, (i) $3.8 million related to severance;
(ii) $6.25 million associated with the settlement of the Serta litigation and associated legal fees; and (iii) $0.6 million non-cash variable stock option compensation expense; and for 1999, (i) $6.6 million related to severance; (ii) bad debts of $6.9 million; and (iii) strategic initiative expense of $0.4 million, our Adjusted EBITDA was $61.6 million, or 8.6% of net sales, for 2000 and $66.7 million, or 10.8% of net sales, for 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of cash to fund liquidity needs is net cash provided by operating activities and availability under our Senior Credit Facility. Our primary use of funds consists of payments related to increases in working capital, payments of principal and interest for our debt and capital expenditures.

         Our operating activities provided cash of $38.8 million for the year ended December 29, 2001 compared to $20.6 million for 2000.

         Trade accounts receivable decreased $17.2 million during 2001 due principally to the decrease in sales and more conservative credit and collection management. Homelife, one of the Company's top ten customers in terms of net sales in fiscal 2000, filed for federal bankruptcy protection in 2001. The Company had $15.6 million of net sales with Homelife in 2000 and $4.6 million of net sales in 2001 prior to the bankruptcy filing. The outstanding receivables of $2.5 million due from Homelife were written off to bad debt expense in 2001. Inventories increased $0.6 million during 2001. In addition, our trade accounts payable and accrued expenses also decreased during the year by $7.6 million, in total, due to decreased purchases resulting from the decrease in sales.

         Our capital expenditures totaled $5.1 million for the 2001 fiscal year. These capital expenditures consisted primarily of normal recurring capital expenditures. We believe that annual capital expenditure limitations in our Senior Credit Facility and the Indenture will not significantly inhibit us from meeting our ongoing capital needs.

         The New Notes bear interest at the rate of 10.25% per annum, payable semi-annually on March 15 and September 15, and are guaranteed by all of our active domestic subsidiaries. As of December 29, 2001, the aggregate principal amount outstanding of the New Notes was $150.0 million.

         The Senior Credit Facility, as amended, provided for loans of up to $250.0 million, consisting of a Term Loan Facility of $190.0 million and a Revolving Loan Facility of $60.0 million. Following the prepayments made in fiscal 1999 from the proceeds of a private offering the Notes due in 2009, the Term Loan Facility was reduced to approximately $166.0 million. Our indebtedness under the Senior Credit Facility bears interest at a floating rate, is guaranteed by Holdings and all of our active domestic subsidiaries, and is collateralized by substantially all of our assets. During fiscal 2001, we voluntarily prepaid from excess cash flow $28.0 million of term loan obligations under our Senior Credit Facility.

         The Senior Credit Facility was amended effective January 4, 2001 to (among other amendments) increase the interest rate margin. Following the amendment and a subsequent decrease in our interest rate margin in the third quarter following a decline in our leverage ratio, borrowings under the Senior Credit

Facility as of December 29, 2001 accrue interest at our choice of LIBOR or Prime plus the following applicable interest rate margins as follows:

                                               LIBOR              Prime
                                         ------------------  -----------------
          Tranche A Term Loan                   2.75%               1.75%
          Tranche B Term Loan                   3.25%               2.25%
          Tranche C Term Loan                   3.50%               2.50%

         The weighted average interest rates per annum in effect at December 29, 2001 for the Tranche A term, Tranche B term and Tranche C term loans were 7.69%, 8.00% and 8.13%, respectively. As a result of our trailing four quarters operating performance (Adjusted EBITDA) and debt balances as of December 29, 2001, our interest rate margin on LIBOR and Prime loans for the Tranche A term loan and Revolving Loan Facility will decline by 25 basis points effective
April 3, 2002.

         We are exposed to market risk from changes in interest rates. In order to address this risk and meet the requirements of the Senior Credit Facility, we have developed and implemented a policy to maintain the percentage of fixed and variable debt within certain parameters through the use of interest rate protection agreements. As of December 29, 2001, we had the following interest rate instruments in effect that provide protection on the three month LIBOR rate (actual rate paid is LIBOR plus the applicable margin):


                                                   Notional
                  As of                             Amount                 Range for
            December 29, 2001                    ($ millions)             LIBOR Rate                  Period
------------------------------------------    --------------------    --------------------    -----------------------
Interest rate collar                                 $30.0               4.59% - 6.0%           1/20/99 - 1/20/02
Interest rate swap                                   $20.0                   5.17%              1/29/01 - 1/31/02
Interest rate collar                                 $30.0                3.0% - 6.0%            2/2/99 - 2/2/02

         As of December 29, 2001, we had no borrowings and $56.0 million available under the Revolving Credit Facility after giving effect to $4.0 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. As of December 29, 2001, we were in compliance with our financial covenants under our Senior Credit Facility.

         Additionally, to minimize the impact of near term LIBOR base rate increases, on November 29, 2001 the Company elected to set its interest rate at the six-month LIBOR rate for approximately $99.6 million of its bank term loan debt, which fixed the LIBOR base rate at rates ranging from 2.1875% to 2.25% through May 29, 2002 for approximately 73% of 2001 year end floating rate debt.

         The Senior Credit Facility requires the Company to maintain certain financial ratios including fixed-charge, cash interest coverage and leverage ratios. The Senior Credit Facility also contains covenants which, among other things, limit capital expenditures, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. As of December 29, 2001, we were in compliance with our financial covenants.

         The terms of the Senior Credit Facility require an additional payment on the Company's outstanding term loans on an annual basis based upon the Company's Consolidated Excess Cash Flows (as defined in the Senior Credit Facility). For the year ended December 29, 2001, a payment of $11.6 million is required under this Consolidated Excess Cash Flow provision and accordingly is included in our current maturities of long-term debt.

         Future principal debt payments are expected to be paid out of cash flows from operations, borrowings on our current Revolving Credit Facility, and future refinancing of our debt.

         The Company's contractual obligations and other commercial commitments as of December 29, 2001 are summarized below:


Contractual
obligations:                                                                                             Total
------------                    2002        2003        2004       2005        2006     Thereafter     Obligations
                                ----        ----        ----       ----        ----     ----------     -----------
Long-term debt(1)              $12,147    $10,743     $33,425     $44,367    $30,674     $164,558      $ 295,914
Noncancellable
   operating leases             19,815     15,787      11,577      11,205      6,610       10,492         75,486
Distributions to
   Holdings(2)                   2,714      2,500       1,643         715          -            -          7,572
                               -------    -------     -------     -------    -------     --------      ---------

     Total                     $34,676    $29,030     $46,645     $56,287    $37,284     $175,050      $ 378,972
                               =======    =======     =======     ========   =======     ========      =========

Other commercial                                                                                          Total
commitments:                    2002        2003        2004       2005        2006     Thereafter     Commitments
------------                    ----        ----        ----       ----        ----     ----------     -----------
Standby letters of
  credit                       $ 3,995    $     -     $     -     $     -    $     -     $      -      $   3,995
                               =======    =======     =======     =======    =======     ========      =========


(1) 2002 includes payments required under the Consolidated Excess Cash Flow provisions of the Senior Credit Facility. Future years could result in additional required payments under the Consolidated Excess Cash Flow provisions of the Senior Credit Facility.

(2) Holdings has certain notes payable to former stockholders for stock redemptions. The Company will be required to distribute certain amounts to Holdings to pay such obligations.

         The Company's customers include furniture stores, national mass merchandisers, specialty sleep shops, department stores, rental stores, contract customers and other stores. In the future, these retailers may consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which occurrences could decrease the number of stores that carry the Company's products. These retailers are also subject to changes in consumer spending and the overall state of the economy. Bankruptcies of our customers may have and have had a material adverse impact on sales and financial condition. During fiscal 2001, several of these retailers reported lower than expected sales and profits. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

         The Company's ability to make scheduled payments of principal, or to pay the interest on our indebtedness, or to fund planned capital expenditures will depend on the Company's future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations and certain anticipated improvements, the Company believes that cash flow from operations and available cash, together with available borrowings under the Senior Credit Facility, will be adequate to meet our future liquidity needs for the next several years. There can be no assurance that our business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the Senior Credit Facility in an amount sufficient to enable us to service our indebtedness, including the New Notes, or to fund our liquidity needs.

SEASONALITY

         Our sales volume is somewhat seasonal, with sales generally lower during the first quarter of each year than in the remaining three quarters of the year. Historically, our working capital borrowings have increased during the first half of each year and have decreased in the second half of each year. We also usually experience a seasonal fluctuation in profitability, with our gross profit percentage during the first quarter of each year usually slightly lower than those obtained in the remaining part of the year. We believe that seasonality of profitability is a factor that generally affects the conventional bedding industry, and that it is primarily due to retailers' emphasis in the first quarter on price reductions and promotional bedding and manufacturers' emphasis on close-outs of the prior year's product lines. These two factors together result in lower profit margins and can negatively impact sales as retailers reduce orders in anticipation of the new product line. However, we did not close out our Beautyrest(R) 2000 line at the beginning of the year, and consequently we did not experience a lower profit margin in the first quarter of 2001. We believe the close out of the Beautyrest(R) 2000 product line in the fourth quarter of 2001 had a negative effect on fourth quarter sales.

ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. These items will not be amortized into results of operations, but instead will be reviewed for impairment and written down through charges to results of operations in the periods in which their recorded value of goodwill is more than their fair value. The provisions of each statement, which also apply to goodwill and intangible assets acquired prior to June 30, 2001, were adopted by the Company on December 30, 2001. Amortization expense of $8.4 million, excluding the Gallery goodwill impairment, would have been $2.8 million under SFAS 142 for the year ended December 29, 2001. SFAS 142 requires the Company to perform a transitional test of goodwill for impairment within six months of adoption. While we have not yet completed our testing, we do not expect any impairment charge as a result of the test.

         In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), effective for the Company in January 2002. SFAS 143 addresses financial accounting and reporting of obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with a corresponding increase in the carrying value of the related asset. Entities should subsequently charge the retirement cost to expense using a systematic and rational method over the related asset's useful life and adjust the fair value of the liability resulting from the passage of time through charges to interest expense. The Company does not expect the adoption of SFAS 143 to have a material impact on the Company's financial position or results of operations.

         SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions as it relates to the disposal of a segment of a business. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of based upon the framework of SFAS 121, and resolves significant implementation issues of SFAS 121. SFAS 144 is effective for the Company as of January 2002. The Company does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position or results of operations.

         In April 2001, the Emerging Issues Task Force ("EITF") of the FASB reached consensus on Issue No. 00-25, Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendors Products or Services ("EITF 00-25"). This issue provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor's products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs such as co-operative advertising, promotional money, and amortization of supply agreements covered by the provisions of EITF 00-25 as selling expenses which are recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. This consensus is effective for the first quarter of fiscal year 2002 and the Company has adopted EITF 00-25 effective December 30, 2001. Upon adoption, both net sales and selling, general and administrative expenses will be adjusted to decrease by $65.7 million and $61.4 million for the years ended December 29, 2001 and December 30, 2000, respectively. Additionally, net sales and selling, general and administrative expenses will be adjusted to decrease by $17.2 million, $16.6 million, $16.7 million, and $15.2 million for the first, second, third and fourth quarters of 2001, respectively. As reclassifications, these changes will not affect the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discussion about our risk-management activities includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statement. See Item 1 "Business - Forward-Looking Statements" for additional information.

         We are exposed to market risk from changes in interest rates. In order to address this risk and meet the requirements of the Senior Credit Facility, we have developed and implemented a policy to maintain the percentage of fixed and variable debt within certain parameters through the use of interest rate protection agreements. The estimated fair values of the interest rate swap and collars are derived from valuation models based upon recognized financial principles and estimates about relevant future market conditions. As of December 29, 2001, the fair market value of the Company's interest rate swap and collars was $0.4 million based upon quotes from the counterparties. The interest rate protection agreements increased our interest expense by $0.4 million in 2001, but reduced our interest expense by $0.3 million in 2000. Our interest expense in 1999 was not impacted by the agreements. The amounts exchanged are based upon the notional amounts of the interest rate swap and collars, as well as on the other terms of the swap and collars, which relate to interest payments and exchange rates.

         As of December 29, 2001, we had the following interest rate instruments in effect that provide protection on the three month LIBOR rate (actual rate paid is LIBOR plus the applicable margin):


                                                   Notional
                  As of                             Amount                 Range for
            December 29, 2001                    ($ millions)             LIBOR Rate                  Period
------------------------------------------    --------------------    --------------------    -----------------------
Interest rate collar                                 $30.0               4.59% - 6.0%           1/20/99 - 1/20/02
Interest rate swap                                   $20.0                   5.17%              1/29/01 - 1/31/02
Interest rate collar                                 $30.0                3.0% - 6.0%            2/2/99 - 2/2/02

         All other factors remaining unchanged, a hypothetical 10% increase or decrease in interest rates for one year on our variable rate financial instruments and derivative instruments would not have a material impact on earnings during the current or next fiscal year.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Simmons Company

         In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Simmons Company (the "Company") at December 29, 2001 and December 30, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Atlanta, Georgia
March 6, 2002


                        Simmons Company and Subsidiaries
                      Consolidated Statements of Operations
                                  (in thousands)

                                                                   Year ended       Year ended           Year ended
                                                                  December 29,      December 30,        December 25,
                                                                     2001              2000                 1999
                                                               ------------------ ------------------  -----------------
                                                                  (52 weeks)         (53 weeks)          (52 weeks)
Net sales                                                           $679,518           $720,767            $616,412
Cost of products sold                                                366,244            405,507             350,721
                                                                    --------           --------            --------
         Gross margin                                                313,274            315,260             265,691

Operating expenses:
     Selling, general and administrative expenses                    248,726            273,516             216,810
     Non-cash variable stock compensation expense                     14,847                574                   -
     ESOP expense                                                      2,816              7,117               7,169
     Management compensation - severance related                       2,065              3,777               6,600
     Amortization of intangibles                                      16,309              8,367               7,628
                                                                    --------           --------            --------
                                                                     284,763            293,351             238,207
                                                                    --------           --------            --------
         Operating income                                             28,511             21,909              27,484

     Interest expense, net                                            32,371             34,957              32,918
     Other expense, net                                                3,038              1,778               1,627
                                                                    --------           --------            --------
          Loss before income taxes and
              extraordinary item                                      (6,898)           (14,826)             (7,061)
Income tax benefit                                                    (6,273)            (3,883)               (105)
                                                                    --------           --------            --------
          Loss before extraordinary item                                (625)           (10,943)             (6,956)
Extraordinary loss from early extinguishment
      of debt, net of income tax benefit of $367
      and $1,095                                                        (507)                 -              (2,173)
                                                                    --------           --------            --------
           Net loss                                                   (1,132)           (10,943)             (9,129)
                                                                    --------           --------            --------

Other comprehensive income (loss):
     Foreign currency translation adjustment                            (125)               (20)                 42
                                                                    --------           --------            --------
          Comprehensive loss                                        $ (1,257)         $ (10,963)          $  (9,087)
                                                                    ========          =========           =========




                        The accompanying notes are an integral part of these consolidated financial statements.


                        Simmons Company and Subsidiaries
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                                      December 29,       December 30,
                                                                                          2001               2000
                                                                                    -----------------  ------------------
                                      ASSETS
                                      ------

Current assets:
     Cash and cash equivalents                                                            $   1,209          $   3,061
     Accounts receivable, less allowances for doubtful
           receivables, discounts, returns and allowances
           of $4,695 and $9,426, respectively                                                70,896             88,116
     Inventories                                                                             24,400             23,838
     Deferred income taxes                                                                    5,296             12,245
     Other current assets                                                                    15,415             14,890
                                                                                          ---------          ---------
          Total current assets                                                              117,216            142,150
                                                                                          ---------          ---------

Property, plant and equipment, net                                                           45,276             52,057
Intangible assets, net                                                                      176,443            189,477
Deferred income taxes                                                                        34,706             19,565
Other assets                                                                                 12,025             13,612
                                                                                          ---------          ---------
                                                                                           $385,666           $416,861
                                                                                          =========          =========

                       LIABILITIES AND STOCKHOLDER'S DEFICIT
                       -------------------------------------

Current liabilities:
     Current maturities of long-term debt                                                $   12,147          $   1,343
     Accounts payable                                                                        29,306             35,832
     Accrued liabilities                                                                     46,765             47,800
                                                                                          ---------          ---------
          Total current liabilities                                                          88,218             84,975
                                                                                          ---------          ---------

Non-current liabilities:
     Long-term debt                                                                         283,767            323,931
     Postretirement benefit obligations other than pensions                                   4,221              8,579
     Accrued stock compensation                                                              12,324                325
     Other                                                                                   11,375             11,629
                                                                                          ---------          ---------
          Total liabilities                                                                 399,905            429,439
                                                                                          ---------          ---------

Commitments and contingencies
Redemption obligation -- ESOP, net of related unearned
     compensation of $0 and $1,073, respectively                                             44,079             23,824
Stockholder's deficit:
     Common stock, $.01 par value; 50,000,000 shares authorized,
          31,964,452 shares issued and outstanding                                              320                320
     Accumulated deficit                                                                    (58,513)           (36,658)
     Accumulated other comprehensive loss                                                      (125)               (64)
                                                                                          ---------          ---------
          Total stockholder's deficit                                                       (58,318)           (36,402)
                                                                                          ---------          ---------
                                                                                          $ 385,666          $ 416,861
                                                                                          =========          =========


                        The accompanying notes are an integral part of these consolidated financial statements.


                        Simmons Company and Subsidiaries
           Consolidated Statements of Changes in Stockholder's Deficit
                       (in thousands, except share amounts)


                                                                                              Accumulated
                                                              Additional                         Other
                                      Common       Common       Paid-In      Accumulated     Comprehensive          Total
                                      Shares        Stock       Capital        Deficit       (Loss) Income      Stockholder's
                                                                                                                   Deficit
                                   -------------  ----------  ------------  ---------------  ---------------    ---------------
December 26, 1998                   31,964,452        $320    $         -      $(12,535)           $(86)           $(12,301)
   Net loss                                  -           -              -        (9,129)              -              (9,129)
   Other comprehensive income:
        Change in foreign currency
             translation                     -           -              -             -              42                  42
                                                                            -----------      ----------         -----------
   Comprehensive income                                                          (9,129)             42              (9,087)
   Excess of ESOP expense at fair
        market value over cost               -           -         1,949              -              -                1,949
   Distributions to Holdings                             -        (1,949)        (1,944)             -               (3,893)
                                    ----------    --------    -----------   -----------      ----------         -----------
                                             -
December 25, 1999                   31,964,452         320             -        (23,608)           (44)             (23,332)
   Net loss                                  -           -             -        (10,943)             -              (10,943)
   Other comprehensive loss:
        Change in foreign currency
             translation                     -           -             -              -            (20)                 (20)
                                                                            -----------      ----------         -----------
   Comprehensive loss                                                           (10,943)            (64)            (10,963)
   Excess of ESOP expense at fair
        market value over cost               -           -         2,010              -               -               2,010
   Increase in redemption
        obligation - ESOP based on
        fair market value                    -           -        (1,029)          (384)              -              (1,413)
   Distributions to Holdings                 -           -          (981)        (1,723)              -              (2,704)
                                    ----------    --------    -----------   -----------      ----------         -----------
December 30, 2000                   31,964,452         320             -        (36,658)            (64)            (36,402)
   Net loss                                  -           -             -         (1,132)              -              (1,132)
   Other comprehensive loss:
        Change in foreign currency
             translation                     -           -             -              -             (61)                (61)
                                                                            -----------           -----            --------
   Comprehensive loss                                                            (1,132)            (61)             (1,193)
   Excess of ESOP expense at fair
        market value over cost               -           -         1,743              -               -               1,743
   Increase in redemption
        obligation - ESOP based on
        fair market value                    -           -        (1,456)       (17,726)              -             (19,182)
   Distributions to Holdings                 -           -          (287)        (2,997)              -              (3,284)
                                    ----------    --------    -----------   -----------      ----------         -----------
December 29, 2001                   31,964,452        $320    $         -      $(58,513)          $(125)           $(58,318)
                                    ==========    ========    ===========   ===========      ==========         ===========




                        The accompanying notes are an integral part of these consolidated financial statements.


                        Simmons Company and Subsidiaries
                      Consolidated Statements of Cash Flows
                                  (in thousands)

                                                                   Year ended        Year ended          Year ended
                                                                  December 29,    December 30, 2000     December 25,
                                                                      2001                                  1999
                                                                 ---------------- ------------------  -----------------
Cash flows from operating activities:
Net loss                                                             $  (1,132)         $ (10,943)           $ (9,129)
Adjustments to reconcile net loss to
     net cash provided by operating activities:
       Depreciation and amortization                                    25,479             22,090              22,612
       Non-cash variable stock compensation expense                     14,847                574                   -
       Goodwill impairment charge                                        7,882                  -                   -
       ESOP expense                                                      2,816              7,117               7,169
       Provision for doubtful accounts                                   6,006             12,616               7,597
       Provision for deferred income taxes                              (8,192)            (4,319)             (1,252)
       Non-cash interest expense                                         2,763              1,801               1,864
       Gain on settlement of postretirement benefits                    (2,137)                 -                   -
       Non-cash portion of extraordinary loss                              507                  -               2,173
       Other, net                                                         (754)              (478)               (375)
Net changes in operating assets and liabilities:
       Accounts receivable                                               8,526            (20,822)            (23,085)
       Inventories                                                         445             (4,674)              1,298
       Other current assets                                             (4,729)            (7,028)                381
       Accounts payable                                                 (6,926)            19,848             (13,966)
       Accrued liabilities                                              (4,285)             4,510               5,185
       Settlement of retiree health care obligation                     (2,250)                 -                   -
       Other, net                                                          (96)               332                 452
                                                                       -------           --------           ---------
Cash provided by operating activities                                   38,770             20,624                 924
                                                                       -------           --------           ---------

Cash flows from investing activities:
       Purchases of property, plant and equipment                       (5,099)           (13,160)             (9,041)
       Purchase of intangible assets                                    (2,499)                 -                   -
       Proceeds from disposals of property, plant and equipment            395                  -                   -
       Issuance of notes receivable, net                                     -                  -              (4,000)
                                                                       -------            -------              ------
Net cash used in investing activities                                   (7,203)           (13,160)            (13,041)
                                                                       -------            -------             -------

Cash flows from financing activities:
       Distributions to Holdings                                        (3,284)            (2,704)             (3,893)
       Payments of Senior Credit Facility, net                         (28,796)            (8,165)            (23,972)
       Payments on Senior Bridge Loans                                       -                  -             (75,000)
       Payments on Junior Simmons Notes                                      -                  -             (30,391)
       Proceeds of 10.25% Senior Sub Notes due 2009                          -                  -             150,000
       Payments on other long-term borrowings                             (564)              (544)               (514)
       Proceeds of sale/leaseback transaction                                -              2,909                   -
       Payments of financing costs                                        (714)              (412)             (5,626)
                                                                     ---------           --------             -------
Net cash provided by (used in) financing activities                    (33,358)            (8,916)             10,604
                                                                     ---------           --------             -------
Net effect of exchange rate changes on cash                                (61)               (20)                 42
                                                                     ---------           --------             -------
Decrease in cash and cash equivalents                                   (1,852)            (1,472)             (1,471)
Cash and cash equivalents, beginning of period                           3,061              4,533               6,004
                                                                     ---------           --------            --------
Cash and cash equivalents, end of period                             $   1,209           $  3,061            $  4,533
                                                                     =========           ========            ========

Supplemental cash flow information:
       Cash paid for interest                                        $  27,022           $ 34,996            $ 24,985
                                                                     =========           ========            ========
       Cash paid for income taxes                                    $   1,647           $    147            $  4,985
                                                                     =========           ========            ========
       Acquisition of business in exchange for receivables           $       -           $ 15,449            $      -
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

                        Simmons Company and Subsidiaries
                   Notes to Consolidated Financial Statements
                      (in thousands, except share amounts)

1.       THE COMPANY

         Simmons Company ("Simmons" or "the Company") is one of the largest bedding manufacturers in the United States of America. The Company manufactures mattresses, foundations, bedding frames and sleep accessories through its wholly-owned subsidiaries, The Simmons Manufacturing Co., LLC and Simmons Caribbean Bedding, Inc. Simmons and its subsidiaries sell through all major distribution channels, including furniture stores, specialty sleep shops, department stores, rental stores and warehouse showrooms. The Company and its subsidiaries manufacture and supply conventional bedding to over 7,700 retail outlets, representing approximately 3,100 customers.

         Simmons also sells bedding products to certain institutional customers, such as schools and government entities, and to the hospitality industry through its wholly-owned subsidiary, Simmons Contract Sales, LLC, and licenses its trademark, patents and other intellectual property to various domestic and foreign manufacturers through its wholly-owned subsidiary, Dreamwell, Ltd.

         Additionally, the Company operates 22 retail outlet stores located throughout the United States of America through the Company's wholly-owned subsidiary, World of Sleep Outlets, LLC, and 36 retail mattress stores located in Southern California through the Company's wholly-owned subsidiary, Gallery Corp.

The Recapitalization

         On July 16, 1998, the Company's parent, Simmons Holdings, Inc. ("Holdings") entered into a recapitalization agreement with the Company and REM Acquisition, Inc., a transitory Delaware merger corporation ("REM"), sponsored by Fenway Partners, Inc. ("Fenway"). Pursuant to the agreement, on October 29, 1998 REM merged with and into Holdings (the "Recapitalization"), with Holdings being the surviving corporation. As a result of the Recapitalization, Simmons Holdings, LLC, an entity controlled by funds affiliated with Fenway, acquired 75.1% of the outstanding voting shares of Holdings, and management, the ESOP and Investcorp retained approximately 5.9%, 13.7% and 5.3%, respectively, of the outstanding shares of Holdings.

2.       PRINCIPAL ACCOUNTING POLICIES

Critical Accounting Policies

         From the Company's principal accounting policies, the following have been identified as critical accounting policies:

        - estimating valuation allowances and accrued liabilities, specifically the warranty accrual and the allowance for doubtful accounts;

        -         income taxes; and

        -         impairment of long-lived assets.

Principles of Consolidation

         The consolidated financial statements of the Company include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates and Reclassifications

         The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Such financial statements include estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Actual results could differ from those estimates. During 2001, the Company began to classify certain revenues from its retail operations in the revenue category on the Consolidated Statement of Operations. In prior periods, such revenues had been classified as a reduction of selling, general and administrative expense. Such amounts were insignificant in prior periods and do not affect operating income in any period. Certain amounts in the 2000 and 1999 financial statements and related footnotes have been reclassified to conform with the current presentation.

Fiscal Year

         The Company operates on a 52/53 week fiscal year ending on the last Saturday in December. Fiscal years 2001 and 1999 comprised 52 weeks and fiscal year 2000 comprised 53 weeks.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Inventories

         Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The cost of inventories includes raw materials, direct labor and manufacturing overhead costs. The Company provides inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors.

Supply Agreements

         The Company from time to time enters into long-term supply agreements with its customers. Any initial cash outlay by the Company is capitalized and amortized to selling, general and administrative expenses over the life of the contract and is ratably recoverable upon contract termination. Such capitalized amounts are included in "Other current assets" and "Other assets" in the Company's balance sheet. Amortization expense related to these contracts was $4.2 million, $2.5 million, and $4.7 million in 2001, 2000, and 1999, respectively.

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

                  Buildings and improvements             10 - 25 years
                  Machinery and equipment                 5 - 15 years
                  Computers and software                   3 - 7 years

Amortization of Intangibles

         The costs of patents acquired are amortized using the straight-line method over the estimated economic lives of the respective patents, which are generally 17 years.

         Goodwill represents the excess purchase price over the fair value of acquired companies and is being amortized on a straight-line basis over forty years for the goodwill associated with the 1996 Investcorp transaction, and over twenty years for the goodwill resulting from the acquisition of assets of Gallery Corp. in 2000.

Impairment of Long-Lived Assets

         The Company regularly assesses all of its long-lived assets, including intangibles, for impairment whenever events or circumstances indicate their carrying value may not be recoverable. Management assesses whether there has been an impairment by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the asset. The factors considered by management in this assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. If an impairment is deemed to exist, management would record an impairment charge equal to the excess of the carrying value over the fair value of the impaired assets.

         As discussed in note 6 to the consolidated financial statements, the Company recognized an impairment charge of $7.9 million in 2001. The Company believes that no additional impairment of goodwill existed as of December 29, 2001 or December 30, 2000.

Revenue Recognition

         The Company recognizes revenue, net of estimated returns, when title and risk of ownership passes, which is generally upon delivery of shipments. Sales are presented net of cash discounts and rebates. The Company provides an allowance for bad debts for estimated uncollectible accounts receivable, which is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

Product Delivery Costs

         Product delivery costs are billed to our customers and are included as a component of net sales. The Company incurred $30.9 million, $30.4 million, and $23.7 million in shipping and handling costs associated with the delivery of finished mattress products to its customers in 2001, 2000 and 1999, respectively. These costs are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

Employee Stock Ownership Plan

         The Company recognizes ESOP expense as an amount equal to the fair market value of the shares committed to be released to participants' accounts. As of December 29, 2001, all the plan shares have been committed to be released to participants' accounts. The unearned compensation balance is amortized using the shares allocated method (i.e., at cost). The difference in the fair market value and the cost of the shares, if any, is recorded as an adjustment to additional paid-in capital.

         Because of the Company's or Holdings' obligation to repurchase shares from the ESOP under certain circumstances for their then current fair value, the Company has classified the redemption value of such shares in the accompanying consolidated balance sheets as Redemption Obligation - ESOP as of December 29, 2001 and December 30, 2000, respectively. In 2001, this obligation increased $19.2 million as a result of the increase in the underlying fair value of Holdings common stock. For 2000, the Company has classified a proportional amount of unearned compensation under ESOP in the same manner.

Stock Option Plans

         The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB No. 25) issued in March 2000, to account for its employee stock option plans. Under this method, compensation expense is recorded over the service period based upon the intrinsic value of the options as they are earned by the employees. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123") established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has adopted the disclosure-only provisions and continues to apply the intrinsic value-based method of accounting as described above. The accounting for awards of stock-based compensation where an employee can compel the entity to settle the award by transferring cash or other assets to employees rather than by issuing equity instruments is substantially the same under SFAS 123 and APB 25. Accordingly, SFAS 123 pro-forma disclosures are not presented.

Foreign Currency

         Subsidiaries located outside the United States of America generally use the local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to accumulated other comprehensive income (loss), a separate component of stockholder's deficit.

Product Development Costs

         Costs associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to approximately $1.5 million, $1.0 million, and $0.5 million for 2001, 2000, and 1999, respectively.

Rebates

         The Company provides volume rebates to certain customers for the achievement of various purchase volume levels. The Company recognizes a liability for the rebate at the point of revenue recognition for the underlying revenue transactions that result in progress by the customer toward earning the rebate. Measurement of the liability is based on the estimated number of customers that will ultimately earn and claim the rebates or refunds under the offer. Rebates were $10.6 million, $6.3 million and $3.1 million in 2001, 2000 and 1999, respectively, and are included as a reduction of sales in the accompanying Consolidated Statements of Operations.

Advertising Costs

         The Company records the cost of advertising, including co-op advertising, as an expense when incurred or no later than when the advertisement appears or the event is run. Advertising expense was $72.5 million, $83.8 million, and $65.8 million for 2001, 2000, and 1999, respectively, and is included as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Warranties

         The Company's warranty policy provides a 10-year non-prorated warranty service period on all first quality products, except for certain products for the hospitality industry which have varying non-prorated warranty periods generally ranging from five to ten years. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded.

Environmental Costs

         Environmental expenditures that relate to current operations are expensed or capitalized when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that the costs will be incurred and can be reasonably estimated.

Derivative Instruments

         Effective January 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This statement, as amended, standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of the hedging relationship. The cumulative effect upon prior years of adopting SFAS 133 was immaterial.

Significant Concentrations of Risk

         Cash and cash equivalents are maintained with several major financial institutions in the United States of America. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand. Additionally, the Company monitors the financial condition of such institutions and considers the risk of loss remote.

         The Company manufactures and markets sleep products, including mattresses and box springs to retail establishments primarily in the United States of America. The Company performs periodic credit evaluations of its customers' financial condition and generally does not, in most cases, require collateral. Sales to the Company's five largest customers aggregated approximately 17%, 21%, and 23% of total sales for each of 2001, 2000, and 1999, respectively, and for 2001 and 2000 no single customer accounted for over 10% of the Company's net sales. In 1999, the Company's largest customer accounted for 11% of net sales.

         Purchases of raw materials from one vendor represented approximately 20%, 20%, and 22% of cost of products sold for 2001, 2000, and 1999, respectively. Additionally, the Company purchases substantially all of its foam from one supplier. Such purchases represented approximately 14%, 13%, and 13% of cost of products sold for 2001, 2000, and 1999, respectively. The Company also primarily utilizes two third party logistics providers which, in the aggregate, accounted for 63%, 60%, and 69% of outbound shipments in 2001, 2000 and 1999, respectively.

Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. These items will not be amortized into results of operations, but instead will be reviewed for impairment and written down through charges to results of operations in the periods in which their recorded value of goodwill is more than their fair value. The provisions of each statement, which also apply to goodwill and intangible assets acquired prior to June 30, 2001, were adopted by the Company on December 30, 2001. Amortization expense of $8.4 million, excluding the Gallery Corp. goodwill impairment, would have been $2.8 million under SFAS 142 for the year ended December 29, 2001. SFAS 142 requires the Company to perform a transitional test of goodwill for impairment within six months of adoption. While we have not yet completed our testing, we do not expect any impairment charge as a result of the test.

         In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), effective for the Company in January 2002. SFAS 143 addresses financial accounting and reporting of obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with a corresponding increase in the carrying value of the related asset. Entities should subsequently charge the retirement cost to expense using a systematic and rational method over the related asset's useful life and adjust the fair value of the liability resulting from the passage of time through charges to interest expense. The Company does not expect the adoption of SFAS 143 to have a material impact on the Company's financial position or results of operations.

         SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions as it relates to the disposal of a segment of a business. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of based upon the framework of SFAS 121, and resolves significant implementation issues of SFAS 121. SFAS 144 is effective for the Company January 2002. The Company does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position or results of operations.

         In April 2001, the Emerging Issues Task Force ("EITF") of the FASB reached consensus on Issue No. 00-25, Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendors Products or Services ("EITF 00-25"). This issue provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor's products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs such as co-operative advertising, promotional money, and amortization of supply agreements covered by the provisions of EITF 00-25 as selling expenses which are recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. This consensus is effective for the first quarter of fiscal year 2002 and the Company has adopted EITF 00-25 effective December 30, 2001. Upon adoption, both net sales and selling, general and administrative expenses will be adjusted to decrease by $65.7 million and $61.4 million for 2001 and 2000, respectively. Additionally, net sales and selling, general and administrative expenses will be adjusted to decrease by $17.2 million, $16.6 million, $16.7 million, and $15.2 million for the first, second, third and fourth quarters of 2001, respectively. As reclassifications, these changes will not affect the Company's financial position or results of operations.

3.       EMPLOYEE STOCK OWNERSHIP PLAN

         The Company is structured so that the employees of the Company have a beneficial ownership of the stock of Holdings or, prior to the Recapitalization, of the Company through their participation in the ESOP. Through 2002, the Company will make annual contributions to the ESOP in an amount up to 25% of eligible participant compensation, subject to certain limitations and conditions. The ESOP then uses all such contributions to repay the ESOP loan. As a result, there is no cash cost associated with the contributions to the ESOP.

         The ESOP pledged all of its shares of Holdings common stock as collateral for the ESOP loans from the Company. These shares are held by State Street Bank and Trust, the ESOP trustee, in a suspense account and are released to the ESOP participants' accounts based on debt service. In 1999, 1,133,737 shares were released to participant's accounts for the 1998 ESOP allocation. In 2000, 1,071,944 shares were released to participant's accounts for the 1999 ESOP allocation. In 2001, 988,124 shares were released to participant's accounts for the 2000 ESOP allocation. As of December 29, 2001, 298,006 shares of Holdings common stock have been committed to be released in 2002. There are no remaining unallocated shares of Holdings common stock in the ESOP. As a result, there will not be any new participants in the ESOP after the 2001 ESOP allocation.

         Through 2001, employees were eligible to participate in the ESOP following the date when the employee had completed at least one year of service and had reached age 21. All employees of the Company, except employees who are covered by a negotiated collective bargaining agreement (unless the collective bargaining agreement provides for participation in the ESOP) or who are nonresident aliens, are covered by the ESOP. Approximately 48% of the Company's full-time employees are participants in the ESOP. The participants and beneficiaries of the ESOP are not subject to income tax with respect to contributions made on their behalf until they receive distributions from the ESOP.

         Under the provisions of the ESOP, the Company or Holdings is obligated to repurchase participant shares which have been distributed under the terms of the ESOP, as long as the shares are not publicly traded or if the shares are subject to trading limitations. Holdings repurchased approximately 25,972 shares and 9,116 shares from ESOP participants in 2001 and 2000, respectively, at an average price of $8.2457 and $6.7315 per share, respectively. The ESOP held 3,443,645 and 3,469,617 shares as of December 29, 2001 and December 30, 2000, respectively.

4.       INVENTORIES

         Inventories consisted of the following as of December 29, 2001 and December 30, 2000:


                                                                        2001                2000
                                                                  ------------------  -----------------
     Raw materials                                                     $13,263        $14,900
     Work-in-progress                                                    1,029          1,626
     Finished goods                                                     10,108          7,312
                                                                       -------        -------
                                                                       $24,400        $23,838
                                                                        ======         ======

5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following as of December 29, 2001 and December 30, 2000:


                                                                        2001                2000
                                                                  ------------------  -----------------
     Land, buildings and improvements                                 $20,714            $18,989
     Machinery and equipment                                           68,106             61,864
     Construction in progress                                             820              2,198
                                                                      -------            -------
                                                                       89,640             83,051
     Less accumulated depreciation                                    (44,364)           (30,994)
                                                                      -------            -------
                                                                      $45,276            $52,057
                                                                      =======            =======

         Depreciation expense for 2001, 2000, and 1999 was $12.8 million, $11.2 million, and $10.3 million, respectively.

6.       INTANGIBLE ASSETS

         Intangible assets consisted of the following as of December 29, 2001 and December 30, 2000:


                                                                        2001                2000
                                                                  ------------------  -----------------
     Goodwill and trademarks                                          $211,785        $209,396
     Patents                                                            17,455          17,029
                                                                      --------        --------
                                                                       229,240         226,425
     Less accumulated amortization                                     (52,797)        (36,948)
                                                                      --------        --------
                                                                      $176,443        $189,477
                                                                      ========        ========

         In connection with the acquisition of substantially all of the retail store locations and other assets of H&H Sleep Centers, Inc. ("H&H") and CBMC Corp. ("CBMC") by Gallery Corp. ("Gallery") in

2000, we recorded $16.1 million of goodwill. This represented the excess of the purchase price over the fair value of assets acquired and is being amortized on a straight line basis over a twenty year period. Due to various Gallery operating factors in the fourth quarter of 2001, the Company reviewed the carrying value of Gallery's goodwill in accordance with our accounting policies and recorded an impairment charge of $7.9 million to write down the Gallery goodwill to the estimated market value. The impairment charge is included in amortization of goodwill in the accompanying Consolidated Statements of Operations.

         Amortization expense for goodwill and patents, including the Gallery impairment charge, was $16.3 million, $8.4 million, and $7.6 million for 2001, 2000, and 1999, respectively.

7.       OTHER ASSETS

         Other assets consisted of the following as of December 29, 2001 and December 30, 2000:


                                                                        2001                2000
                                                                  ------------------  -----------------
     Debt issuance costs, net of accumulated
          amortization of $6,135 and $3,283, respectively              $8,380         $10,971
     Long-term receivables                                              2,200           2,200
     Other                                                              1,445             441
                                                                     --------         -------
                                                                      $12,025         $13,612
                                                                     ========         =======

         Amortization expense, calculated using the effective interest rate, of $2.8 million, $1.8 million, and $1.4 million for 2001, 2000, and 1999, respectively, is included as a non-cash component of interest expense in the accompanying Consolidated Statements of Operations. As a result of prepaying amounts due under our Senior Credit Facility from excess cash flow generated from operations, we wrote off the debt issuance costs associated with this portion of the debt as an extraordinary item of $0.5 million (net of income tax benefit of $0.4 million). See note 13 to the consolidated financial statements for further information.

8.       ACCRUED LIABILITIES

         Accrued liabilities consisted of the following as of December 29, 2001 and December 30, 2000:

                                                2001                 2000
                                               -------             -------
     Accrued wages and benefits                $13,410             $10,597
     Accrued advertising and incentives         16,783              21,469
     Accrued interest                            5,785               5,284
     Other accrued expenses                     10,787              10,450
                                               --------            --------
                                               $46,765             $47,800
                                                ======              ======

9.       LONG-TERM DEBT

         Long-term debt consisted of the following as of December 29, 2001 and December 30, 2000:


                                                                        2001                2000
                                                                  ------------------  -----------------
    Senior Credit Facility:
          Tranche A Term Loan                                           $  30,061           $  47,061
          Tranche B Term Loan                                              65,762              67,553
          Tranche C Term Loan                                              33,249              43,249
                                                                         ---------           --------
               Total Senior Credit Facility                               129,072             157,863
     Industrial Revenue Bonds, 7.00%, due 2017                              9,700               9,700
     Industrial Revenue Bonds, 4.45%, due 2016                              4,400               4,600
     Banco Santander loan, 4.11%, due 2013                                  2,524               2,755
     10.25% Series B Senior Subordinated Notes due 2009                   150,000             150,000
     Other, including capital lease obligations                               218                 356
                                                                       ----------          ----------
                                                                          295,914             325,274
     Less current portion                                                 (12,147)             (1,343)
                                                                        ---------            --------
                                                                         $283,767            $323,931
                                                                          =======             =======

         The 10.25% Series B Senior Subordinated Notes ("New Notes") bear interest at the rate of 10.25% per annum and are payable semi-annually in cash in arrears on March 15 and September 15. The New Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company.

         The New Notes are redeemable at the option of the Company on and after March 15, 2004 at prices decreasing from 105.125% of the principal amount thereof to par on March 15, 2007 and thereafter. The Company is required to redeem the outstanding notes based upon certain events as described in the indenture for the New Notes.

         The indenture for the New Notes requires the Company and its subsidiaries to comply with certain restrictive covenants, including a restriction on dividends and limitations on the incurrence of indebtedness, certain payments and distributions, and sales of the Company's assets and stock.

         The New Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by all of our active domestic subsidiaries. Exclusive of allocation of the debt and related interest of the Company, the total sales, total assets, cash flow from operations, net income from continuing operations before income taxes, and stockholder's equity of the two active non-guarantor international subsidiaries was $11.2 million, $7.9 million, $2.3 million, $1.3 million, and $6.1 million, respectively, as of and for the year ended December 29, 2001.

         The Senior Credit Facility, as amended, provided for loans of up to $250.0 million, consisting of a Term Loan Facility of $190.0 million and a Revolving Loan Facility of $60.0 million. Following the prepayments made in fiscal 1999 from the proceeds of a private offering of 10.25% Series B Senior Subordinated Notes due in 2009, the Term Loan Facility was reduced to approximately $166.0 million. Our indebtedness under the Senior Credit Facility bears interest at a floating rate, is guaranteed by Holdings and all of our domestic active subsidiaries and is collateralized by substantially all of our assets.

         The Senior Credit Facility was amended effective January 4, 2001 to (among other amendments) increase the interest rate margin. Following the amendment and subsequent decrease in our margin in the third quarter following a decline in our leverage ratio, borrowings under the Senior Credit Facility currently bear interest rates selected by us based upon LIBOR or Prime plus the following applicable interest rate margin as follows:

                                               LIBOR              Prime
                                         ------------------  -----------------
          Tranche A Term Loan                   2.75%               1.75%
          Tranche B Term Loan                   3.25%               2.25%
          Tranche C Term Loan                   3.50%               2.50%

         The weighted average interest rates per annum in effect at December 29, 2001 for the Tranche A term, Tranche B term, and Tranche C term loans were 7.69%, 8.00% and 8.13%, respectively. As a result of trailing four quarters operating performance (EBITDA) and debt balances at December 29, 2001, our interest rate margin on LIBOR and Prime loans for the Tranche A term loan will decline by 25 basis points effective April 3, 2002.

         The use of interest rate risk management instruments, such as collars and swaps, is required under the terms of the Senior Credit Facility. Interest rate protection agreements increased our interest expense by $0.4 million in 2001 and reduced our interest expense by $0.3 million in 2000. Our interest expense in 1999 was not impacted by the agreements.

         As of December 29, 2001, we had the following interest rate instruments in effect that provide protection on the three month LIBOR rate (actual rate paid is LIBOR plus the applicable margin):


                                                   Notional
                  As of                             Amount                 Range for
            December 29, 2001                    ($ millions)             LIBOR Rate                  Period
------------------------------------------    --------------------    --------------------    -----------------------
Interest rate collar                                 $30.0               4.59% - 6.00%          1/20/99 - 1/20/02
Interest rate swap                                   $20.0                   5.17%              1/29/01 - 1/31/02
Interest rate collar                                 $30.0               3.00% - 6.00%           2/2/99 - 2/2/02

         Additionally, to minimize the impact of near term LIBOR base rate increases, on November 29, 2001 the Company elected to set its interest rate at the six-month LIBOR rate for approximately $99.6 million of its bank term loan debt which fixed the LIBOR base rate at rates ranging from 2.1875% to 2.25% through May 29, 2002 for approximately 73% of 2001 year end floating rate debt.

         As of December 29, 2001, we had no borrowings and $56.0 million available under our Revolving Credit Facility after giving effect to $4.0 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the Revolving Credit Facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the Revolving Credit Facility to fund acquisitions and capital expenditures.

         The Senior Credit Facility requires the Company to maintain certain financial ratios including fixed-charge, cash interest coverage and leverage ratios. The Senior Credit Facility also contains covenants which, among other things, limit capital expenditures, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. As of December 29, 2001, we were in compliance with our financial covenants.

         The terms of the Senior Credit Facility require an additional payment on the Company's outstanding Term Loans on an annual basis based upon the Company's excess cash flows ("Consolidated Excess Cash Flow") as defined in the Senior Credit Facility. Based upon the Company's cash flows for the year ended December 29, 2001, an $11.6 million payment will be required under the Consolidated Excess Cash Flow provision by March 30, 2002 and, accordingly, is included in current maturities of long-term debt. During the fiscal year 2001, we prepaid $28.0 million of term loan obligations under our Senior Credit Agreement from operating cash flows.

Future maturities of long-term debt as of December 29, 2001 are as follows:

                          2002                                   $ 12,147
                          2003                                     10,743
                          2004                                     33,425
                          2005                                     44,367
                          2006                                     30,674
                          Thereafter                              164,558
                                                                  -------
                                                                 $295,914
                                                                  =======

         The fair value of the Company's long-term debt is estimated based on the current rates offered for debt of similar terms and maturities except for the 10.25% Series B Senior Subordinated Notes due 2009 which are at quoted market values. The fair value of the Company's 10.25% Series B Senior

Subordinated Notes due 2009 was $151.5 million as of December 29, 2001. All other long-term debt approximates fair value as of December 29, 2001.

10.      DERIVATIVE INSTRUMENTS

         The Company has periodically used certain interest rate swaps and collars to manage our interest rate risk. The Company has developed and implemented a policy to maintain the percentage of fixed and variable debt within certain parameters. Through the use of interest rate protection agreements the Company limits its exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates. The estimated fair value of these swaps and collars as of December 29, 2001 was approximately $0.4 million based upon quotes from counterparties. The swaps and collars do not qualify for hedge accounting, therefore, the Company recorded a $0.1 million loss to write these derivative instruments to market value. This loss is included in other, net in the accompanying 2001 Consolidated Statement of Operations. The cumulative effect upon prior years of adopting SFAS 133 was immaterial.

11.      LICENSING

         The Company licenses internationally the Simmons(R) name and many of our other trademarks, processes and patents generally on an exclusive long-term basis to third-party manufacturers to produce and distribute conventional bedding products within their designated territories. These licensing agreements allow the Company to reduce exposure to political and economic risk abroad by minimizing investments in those markets. We have twenty foreign licensees and nine foreign sub-licensees with operations in Argentina, Australia, Brazil, Canada, Chile, Colombia, Dominican Republic, Ecuador, El Salvador, France, Hong Kong, Israel, Italy, Japan, Korea, Mexico, Morocco, New Zealand, Oman, Panama, Singapore, South Africa, Sweden, Taiwan, United Kingdom, Venezuela, and the West Indies. These foreign licensees and sub-licensees have rights to sell Simmons branded products in over 100 countries.

         Additionally, we have 12 domestic third-party licensees. Some of these licensees manufacture and distribute juvenile bedding, healthcare related bedding and furniture, and non-bedding upholstered furniture, primarily on long-term or automatically renewable terms. Additionally, we have licensed the Simmons(R) name and other trademarks, generally for limited terms, to manufacturers of down comforters, synthetic comforter sets, pillows, bed pads, blankets, futons, office chairs, specialty sleep items, massage recliners and pet beds.

         In 2001, 2000 and 1999 our licensing agreements as a whole generated royalties of approximately $8.6 million, $8.0 million and $7.1 million, respectively, which are accounted for as a reduction of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

12.      OTHER EXPENSE, NET


         Other expense, net is comprised of the following:

                                                         2001               2000               1999
                                                   -----------------  ------------------ ------------------
     Management advisory fee paid to a                   $2,160             $1,778            $1,505
          related party
     Other non-operating expenses                           878                  -               122
                                                         ------             ------            ------
                                                         $3,038             $1,778            $1,627
                                                         ======             ======            ======


13.      EXTRAORDINARY ITEMS

         In the fourth quarter of 2001, we recorded a $0.5 million (net of income tax benefit of $0.4 million) charge representing a portion of the unamortized debt issuance costs related to certain long-term obligations that were partially prepaid from excess cash flow generated from operations.

         In the first quarter of 1999, we recorded a $2.2 million (net of income tax benefit of $1.1 million) charge representing the remaining unamortized debt issuance costs related to certain long-term obligations repaid in connection with the March 1999 Refinancing.

14.      LEASES

         The Company leases certain facilities and equipment under operating leases. Our commitments under capital leases are not material for separate disclosure. Rent expense was $21.2 million, $15.7 million, and $14.3 million for 2001, 2000, and 1999, respectively.

The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 29, 2001:

                          2002                                    $19,815
                          2003                                     15,787
                          2004                                     11,577
                          2005                                     11,205
                          2006                                      6,610
                          Thereafter                               10,492
                                                                   ------
                                                                  $75,486
                                                                  =======

         The Company has the option to renew certain plant operating leases, with the longest renewal period extending through 2018. Most of the operating leases provide for increased rent through increases in general price levels.

15.      STOCK OPTION PLANS

         In 1996, the board of directors established a management stock incentive plan (the "1996 Plan"), which provided for the granting of non-qualified options for Class C common stock of Holdings to members of management and certain key employees. The options outstanding under the 1996 Plan were granted at prices which equate to or were above the market value of the Class C stock on the date of grant. As a result of the Recapitalization, the vesting of the issued and outstanding stock options under the 1996 plan was accelerated.

         In 1996, the Company also entered into an agreement with Holdings whereby if Holdings grants any options to purchase shares of common or Class C Stock of Holdings to a director, employee or consultant of the Company, the Company will grant to Holdings corresponding options, exercisable only upon exercise of the Holdings options, to purchase the same number of shares of common stock of the Company at the same per share exercise price and subject to substantially the same terms and conditions as the Holdings options. All references to stock options pertain to the Holdings options which have been attributed to the Company for disclosure purposes.

         During 1999, the board of directors of Holdings established the 1999 Stock Option Plan ("1999 Plan"), which now provides for the granting of up to 5,956,000 options for shares of Holdings common stock to directors (including those who are not employees), all executive officers of the Company and its subsidiaries, and other employees, consultants and advisors. Under the terms of the 1999 Plan, options may be either incentive or non-qualified. Generally, the options outstanding under the 1999 Plan are granted at prices which equate to or are above the market value of the common stock of Holdings on the date of grant, expire after ten years, and vest ratably over a four or five year period based upon the achievement of an annual Adjusted EBITDA target, as defined in the 1999 Plan, or as otherwise established by the Compensation Committee of the Board of Directors. The 1999 Plan permits the Compensation Committee to grant other stock options on terms and conditions established by the Committee. The incentive plan provides for issuance of regular options ("Regular Options") and superincentive options ("Superincentive Options"). Regular Options are subject to certain time and performance vesting restrictions and Superincentive Options vest only in connection with the consummation of a change of control or initial public offering of Holdings and the attainment by shareholders affiliated with Fenway of certain internal rate of return objectives. Under APB 25, because the vesting of the plan options is dependent upon achieving an annual Adjusted EBITDA target or as otherwise established by the Compensation Committee of the Board of Directors, the ultimate number of vested shares, and therefore the measurement date, is not currently determinable. Accordingly, pursuant to APB 25, we record estimated compensation expense over the service period based upon the intrinsic value of the options as they are earned by the employees.

         Additionally, the 1999 and 1996 Plans provide that the option holders may, under certain circumstances, require Holdings to repurchase the shares underlying vested options. Therefore, pursuant to APB 25 and its interpretations, the Company records additional adjustments to non-cash variable stock compensation expense for changes in the intrinsic value of vested Regular Options under the 1996 and 1999 Plans in a manner similar to a stock appreciation right. The accounting for awards of stock-based compensation where an employee can compel the entity to settle the award by transferring cash or other assets to employees rather than by issuing equity instruments is substantially the same under SFAS 123 and APB 25. Accordingly, SFAS 123 pro-forma disclosures are not presented.

         The Company recorded non-cash variable stock compensation expense of approximately $14.8 million, $0.6 million and $0 related to Regular Options during 2001, 2000 and 1999, respectively.

         Stock option activity (all non-qualified) during 2001, 2000 and 1999 follows:


                                                                                      Weighted
                                                                                       Average
                                                                    Number            Exercise
                                                                   of Shares            Price
                                                               ------------------ ------------------
     Shares outstanding at December 26, 1998                           1,639,077        $2.73
     Granted                                                           2,880,000        $6.73
     Forfeited                                                          (100,000)       $6.73
     Cancelled                                                           (41,585)       $2.88
                                                                        --------

     Shares outstanding at December 25, 1999                           4,377,492        $5.27
     Granted                                                           4,820,000        $6.73
     Forfeited                                                        (2,061,000)       $6.73
     Cancelled                                                        (1,232,196)       $2.79
                                                                      ----------        -----

     Shares outstanding at December 30, 2000                           5,904,296        $6.50
     Granted                                                             503,878        $7.67
     Forfeited                                                          (740,861)       $6.73
     Cancelled                                                          (148,371)       $6.16
                                                                       ---------        -----

     Shares outstanding at December 29, 2001                           5,518,942        $6.58
                                                                       =========        =====

     Shares exercisable at December 29, 2001                           1,837,872        $6.06
                                                                       =========        =====

         The following table summarizes information concerning currently outstanding and exercisable options:


                              Outstanding Options                                            Exercisable Options
--------------------------------------------------------------------------------    --------------------------------------
    Range of            Number         Weighted-Average                                 Number
 Exercise Prices    Outstanding at         Remaining         Weighted-Average       Exercisable at     Weighted-Average
                    Dec. 29, 2001      Contractual Life       Exercise Price         Dec. 29, 2001      Exercise Price
------------------ ----------------- ---------------------- --------------------    ---------------- ---------------------
  $2.65 - 3.57             325,564            4.2                  $2.76                  325,564           $2.76
  $5.15 - 7.15           5,043,378            8.3                  $6.76                1,493,558           $6.74
      $8.95                150,000            9.5                  $8.95                   18,750           $8.95
                        ----------                                                    -----------
                         5,518,942            8.1                  $6.58                1,837,872           $6.06
                         =========                                                      =========


16.      INCOME TAXES

         The components of the provision for income taxes are as follows:


                                                          2001                  2000                  1999
                                                   --------------------  --------------------  --------------------
     Current tax provision:
          Federal                                    $       -           $        -            $         -
          State                                              -                    -                    600
          Foreign                                          496                  422                    547
                                                     ---------           ----------            -----------
                                                           496                  422                  1,147
                                                     ---------           ----------            -----------
     Deferred tax provision:
          Federal                                      (6,764)               (3,625)                (2,084)
          State                                          (372)                 (680)                  (263)
                                                     --------            ----------            -----------
                                                       (7,136)               (4,305)                (2,347)
                                                     --------            ----------            -----------
     Income tax benefit                              $ (6,640)           $   (3,883)           $    (1,200)
                                                     ========            ==========            ===========

         The reconciliation of the statutory federal income tax rate to the effective income tax rate for 2001, 2000, and 1999 provision for income taxes is as follows:


                                                          2001                  2000                  1999
                                                   --------------------  --------------------  --------------------

         Income taxes at federal statutory rate               $(2,720)   $(5,040)              $(3,478)
         State income taxes, net of federal
            benefit                                              (174)      (442)                  438
         Reversal of valuation allowance                       (3,999)         -                     -
         Goodwill amortization                                  1,691      1,643                 1,643
     State net operating loss benefit                            (655)         -                     -
     Foreign tax credits                                         (529)         -                     -
         Other, net                                              (254)       (44)                  197
                                                              -------    --------              -------
                                                              $(6,640)   $(3,883)              $(1,200)
                                                              =======    =======               =======

         Components of the net deferred income tax asset as of December 29, 2001 and December 30, 2000 are as follows:


                                                                       2001             2000
                                                                       -----            ----
     Current deferred income taxes:
          Accounts receivable and inventory reserves                  $2,081           $ 4,527
          Accrued liabilities, not currently deductible                6,571            10,517
          Prepaids and other assets, not currently taxable            (3,356)           (2,799)
                                                                      ------           -------
               Current deferred income tax asset                       5,296            12,245
     Noncurrent deferred income taxes:
          Property bases differences                                  (3,207)           (6,843)
          Patents bases differences                                     (248)           (1,239)
          ESOP liability basis difference                                  -               916
          Stock option compensation                                    4,913                 -
          Net operating loss carryforwards                            30,184            24,284
          Valuation allowance                                              -            (3,999)
          Other noncurrent accrued liabilities, not
               currently deductible                                    3,064             6,446
                                                                      ------           -------
                Non-current deferred income tax asset                 34,706            19,565
                                                                      ------           -------
          Net deferred income tax asset                              $40,002           $31,810
                                                                      ======            ======

         As of December 29, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $71.7 million. Approximately $10.0 million of the net operating loss was limited under various sections of the Internal Revenue Code. The Company now believes it is more likely than not that such limitations will not restrict the utilization of these net operating loss carryforwards which expire through 2020. Accordingly, during the fiscal year 2001, the deferred tax asset valuation allowance decreased by approximately $4.0 million. Realization of the net deferred tax asset is dependent upon the profitable operations and future reversals of existing temporary differences. Although realization is not assured, the Company believes it is more likely than not that the net recorded benefits will be realized through the reduction of future taxable income.

         Undistributed earnings to be permanently reinvested by the international subsidiaries totaled approximately $1.5 million as of December 29, 2001. Because these earnings are to be permanently reinvested, no U.S. deferred income tax has been recorded for them.

17.      RETIREMENT PLANS

         Simmons 401(k) Plan

         The Company has a defined contribution 401(k) plan for substantially all employees other than employees subject to collective bargaining agreements. Employees with 12 weeks of employment who have reached age 18 are permitted to participate in the plan. Generally, employees covered by collective bargaining agreements are not permitted to participate in the plan, unless the collective bargaining agreement expressly provides for participation. Eligible participants may make contributions to the defined contribution plan; however, prior to 2001, no employer contributions were allowed. In 2001, we amended the plan to provide for the making of employer non-elective contributions, currently 3% of an employee's compensation (subject to current tax limitations), and to allow participants to make salary deferral contributions up to 17% of compensation on a pre-tax basis, subject to various tax limitations. All employer non-elective contributions are immediately vested and not subject to forfeiture. Employees are eligible to receive the employer non-elective contribution at the first entry date following one year of service. We made a $1.9 million contribution to the plan in 2001.

         Effective February 1, 2002, we further amended the plan to provide for an additional employer matching contribution of 50 cents on each employee dollar contributed up to 6% of the employee's pay (subject to current tax limitations). The additional matching contribution will be provided to participants who complete 1,000 hours of service and are employed on the last day of each plan year. The additional matching contribution will vest 20% per year over five years.

         Other Plans

         Certain union employees participate in multi-employer pension plans sponsored by their respective unions. Amounts charged to pension cost, representing the Company's required contributions to these plans for 2001, 2000, and 1999 were $2.1 million, $1.8 million, and $1.7 million, respectively.

         The Company had accrued $2.5 million at both December 29, 2001 and December 30, 2000 for a supplemental executive retirement plan for a former executive. Such amounts are included in postretirement benefit obligations other than pensions in the accompanying consolidated balance sheets.

         Retiree Health Coverage

         The Company currently provides certain health care and life insurance benefits to eligible retired employees. Eligibility is defined as retirement from active employment, having reached age 55 with 15 years of service, and previous coverage as a salaried or nonunion employee. Additionally, dependents are eligible to receive benefits, provided the dependent was covered prior to retirement. The medical plan pays a stated percentage of most medical expenses reduced for any deductible and payments made by government programs and other group coverage. There is no current retiree health coverage for participants age 65 and over. The Company also provided life insurance to all retirees who retired before 1979. These plans are unfunded.

         The Company accrues the cost of providing postretirement benefits, including medical and life insurance coverage, during the active service period of the employee. Such amounts are included in postretirement benefit obligations other than pensions in the accompanying consolidated balance sheets.

         In 2000, we limited eligibility for retiree health care benefits to employees who have become or will become eligible (by reaching age 55 with 15 years of service) by December 31, 2001. The effect of this change was a decrease in the benefit obligation of approximately $1.1 million. In 2001, we made benefit payments of approximately $2.5 million to settle a portion of this obligation. As a result of the settlement, we recorded a gain of approximately $2.1 million during 2001 related to the reduction of the accumulated post-retirement benefit obligation. Approximately $0.5 million and $1.6 million of this gain is reflected in cost of products sold and selling, general and administrative expenses, respectively, in the accompanying 2001 Consolidated Statement of Operations. The remaining accrued obligation of approximately $2.1 million consists of approximately $0.9 million of unrecognized prior service costs and approximately $0.5 million of unrecognized net gains, both of which will be amortized over the next five years, and approximately $0.7 million in remaining obligations to retirees.

         The following table presents a reconciliation of the plan's status at December 29, 2001 and December 30, 2000:


                                                                 December 29,        December 30,
                                                                     2001                2000
                                                               -----------------  -------------------
     Change in benefit obligation:
          Benefit obligation, beginning of year                      $   1,857         $    5,270
          Service cost                                                       -                160
          Interest cost                                                     81                201
          Plan amendments                                                    -             (1,007)
          Actuarial loss (gain)                                          1,337             (2,459)
          Benefits paid                                                   (298)              (155)
          Settlements                                                   (2,250)                 -
          Curtailments                                                       -               (153)
                                                                     ---------         ----------
          Benefit obligation, end of year                            $     727            $ 1,857
                                                                     =========         ==========

     Change in plan assets:
          Fair value of assets, beginning of year                    $       -         $        -
          Employer contributions                                         2,548                155
          Settlement                                                    (2,250)                 -
          Benefits paid                                                   (298)              (155)
                                                                     ---------         ----------
          Fair value of assets, end of year                          $       -         $        -
                                                                     =========         ==========

     Reconciliation of accrued benefit cost:
          Funded status                                              $    (727)        $   (1,857)
          Unrecognized prior service cost                                 (928)            (1,160)
          Unrecognized net gain                                           (461)            (3,784)
                                                                     ---------         ----------
          Accrued benefit cost, end of year                            $(2,116)           $(6,801)
                                                                     =========         ==========


                                                                   December 29,      December 30,        December 25,
                                                                     2001                2000                1999
                                                               -----------------  ------------------ -------------------
     Weighted-average assumptions:
          Discount rate                                                   6.50%              7.25%              7.50%

     Components of net periodic benefit cost:
          Service cost                                             $         -           $    160               $230
          Interest cost                                                     81                201                357
         Amortization of:
               Prior service cost                                         (232)               (30)               (30)
               Gain                                                       (450)              (212)               (16)
                                                                       -------             ------             -------
          Net periodic benefit cost                                       (601)               119                541
          Settlements gain                                              (1,536)                 -                  -
          Curtailment gain                                                   -               (153)                 -
                                                                     ---------             -------         ---------
          Postretirement benefit (income)/expense                      $(2,137)          $    (34)          $    541
                                                                        ======            =======            =======

         A 10.0% annual rate of increase in the cost of health care benefits was assumed for 2001, decreasing by 0.5% per year to an ultimate rate of 5.0%. A 1.0% change in assumed health care cost trend rates would have an immaterial effect.

18.      LEGAL SETTLEMENT AND CONTINGENCIES

         On April 3, 1998, Serta filed a complaint against Simmons in the United States District Court alleging that some Simmons products infringed one of their U.S. patents and that our use of the term "Crescendo" infringed their alleged common-law trademark, "Crescendo". Serta sought compensatory damages and injunctive relief. In October 1999, Serta amended its Complaint to join 14 U.S. licensee/shareholders as plaintiffs and to add a claim for false advertising under the Lanham Act. We denied the material allegations of the complaint and amended complaint and asserted affirmative defenses and/or counterclaims against Serta. On December 28, 2000, we reached a settlement of this lawsuit with Serta and its licensees/shareholders. While we maintain that we did not infringe on any of Serta's patents or trademarks, in order to conclude the matter and avoid additional cost of protracted litigation, we agreed to pay Serta $4.25 million, which was expensed in 2000, payable $2.125 million at the time of the execution of the Settlement Agreement, with the balance payable in installments of $531,250 at the end of each calendar quarter during the year 2001.

         From time to time, we have been involved in various legal proceedings. We believe that all other litigation is routine in nature and incidental to the conduct of our business, and that none of this other litigation, if determined adversely to us, would have a material adverse effect on our financial condition or results of our operations.

19.      RELATED PARTY TRANSACTIONS

         For both fiscal 2001 and 2000, we had sales of approximately $13.1 million of finished mattress products pursuant to supply contracts to SC Holdings, Inc., an entity controlled by Fenway. Two directors of the Company are directors of such entity. We believe that the terms on which mattresses are supplied to such related party are not materially less favorable than those that might reasonably be obtained in a comparable transaction at such time in an arm's length basis from a person that is not an affiliate or related party.

         The Company, Holdings and Fenway have entered into a management agreement (the "Fenway Advisory Agreement") pursuant to which Fenway provides strategic advisory services to the Company. In exchange for such services, the Company has agreed to pay Fenway (i) annual management fees of 0.25% of net sales for the prior fiscal year; (ii) fees in connection with the consummation of any acquisition transactions for Fenway's assistance in negotiating such transactions; and (iii) certain fees and expenses, including legal and accounting fees and any out-of-pocket expenses, incurred by Fenway in connection with providing services to the Company. Included in other expense in the accompanying Consolidated Statements of Operations is $2.2 million, $1.8 million, and $1.5 million for the years 2001, 2000, and 1999, respectively, related to the management fee.

         The Company entered into an agreement with Holdings pursuant to which the Company agreed to reimburse Holdings for certain expenses incident to Holdings' ownership of the Company's capital stock for as long as Holdings and the Company file consolidated federal income tax returns. Such expenses include franchise taxes and other fees required to maintain Holdings' corporate existence; operating costs incurred by Holdings attributable to its ownership of the Company's capital stock not to exceed $0.9 million per fiscal year; federal, state and local taxes paid by Holdings and attributable to income of the Company and its subsidiaries other than taxes arising from the sale or exchange by Holdings of the Company's common stock; the purchase price of capital stock or options to purchase capital stock of Holdings owned by former employees of the Company or its subsidiaries, including interest expense on related notes payable to the former employees for any unpaid purchase price, generally not to exceed $2.5 million per year permitted under the Senior Credit Facility, as amended; and registration expenses incurred by Holdings incident to a registration of any capital stock of Holdings under the Securities Act.

The Company anticipates additional distributions to Holdings in 2002, 2003, 2004 and 2005 of $2.7 million, $2.5 million, $1.6 million, and $0.7 million, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no occurrence requiring a response to this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the name, age as of March 1, 2002 and position of each of our directors and executive officers.


Charles R. Eitel                              52       Chairman of the Board of Directors and
                                                            Chief Executive Officer
Robert W. Hellyer                             42       President and Director
William S. Creekmuir                          46       Executive Vice President, Chief Financial Officer,
                                                             Assistant Treasurer, Secretary and Director
Mark A. Parrish                               36       Executive Vice President and Chief Operations Officer
Rhonda Rousch                                 47       Senior Vice President - Human Resources and
                                                            Assistant Secretary
Kevin Damewood                                45       Senior Vice President - Sales
Donald J. Hofmann                             49       Senior Vice President - Marketing
Allen N. Podratsky                            46       Senior Vice President - Product Development and
                                                            Supply Chain Management
Kristen K. McGuffey                           36       Vice President - General Counsel and Assistant
                                                            Secretary
Marco A. Roca                                 41       Vice President - Global Licensing Contract Sales and
                                                            International
Peter Lamm                                    50       Director
Richard C. Dresdale                           45       Vice President, Assistant Treasurer,
                                                            Assistant Secretary and Director
Mark R. Genender                              37       Vice President, Assistant Treasurer, Assistant
                                                            Secretary and Director
Robert K. Barton(1)                           61       Executive Vice President - Human Resources

(1)      Mr. Barton retired from the Company effective January 1, 2002.

         Charles R. Eitel joined Simmons in January 2000 as Chairman of the Board of Directors and Chief Executive Officer of the Company and Holdings. Prior to joining Simmons, Mr. Eitel served as President and Chief Operating Officer of Interface, Inc., a leading global manufacturer and marketer of floorcoverings, interior fabrics and architectural raised floors. Prior to serving as Chief Operating Officer, he held the positions of Executive Vice President of Interface, President and Chief Executive Officer of the Floorcoverings Group, and President of Interface Flooring Systems, Inc. Mr. Eitel is a director of Duke Realty Corporation, an industrial real estate company (REIT) based in Indianapolis, Indiana and American Fidelity Assurance Company in Oklahoma City, Oklahoma.

         Robert W. Hellyer joined Simmons in 1995 and has served as President and director of the Company and Holdings since January 2001. Prior to assuming his current position, Mr. Hellyer served as Executive Vice President - Sales and Marketing, Executive Vice President - Sales, General Manager - Janesville and Vice President of Sales - Janesville. Prior to joining Simmons, Mr. Hellyer held various sales positions with Stearns & Foster.

         William S. Creekmuir joined Simmons in April 2000 and serves as Executive Vice President, Chief Financial Officer, Assistant Treasurer, Secretary and director of the Company and Executive Vice President, Assistant Treasurer, Secretary and director of Holdings. Prior to joining Simmons, Mr. Creekmuir served as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of LADD Furniture, Inc. Mr. Creekmuir is a member of the Business Advisory Council to the Walker College of Business at Appalachian State University. Mr. Creekmuir is also a Certified Public Accountant.

         Mark A. Parrish joined Simmons in July 2001 as Executive Vice President and Chief Operations Officer of the Company and Holdings. Prior to joining Simmons, from May 2000 to July 2001, Mr. Parrish was the Chief Operating Officer of MW Manufacturers, Inc. From March 1999 to April 2000, Mr. Parrish held various senior management positions with Interface, Inc. Prior to 1999, Mr. Parrish was employed by Harley-Davidson, Inc.

         Rhonda Rousch joined Simmons in November 2001 as Senior Vice President
- Human Resources and Assistant Secretary. Prior to joining Simmons, from September 2000 to November 2001, Ms. Rousch was Vice President of Human Resources for MW Manufacturers, Inc. Prior to September 2000, Ms. Rousch was the Director of Organizational Readiness for Harley-Davidson, Inc.

         Kevin Damewood joined Simmons in January 2000 and has served as Senior Vice President - Sales since July 2001. Prior to assuming his current position, Mr. Damewood served as Vice President - National Accounts. Mr. Damewood also worked for Simmons from July 1996 to April 1999 as the Vice President - Sales for the Company's Seattle and Salt Lake City Plants. Between April 1999 and December 2000, Mr. Damewood was employed with Premier Bedding Group as Vice President of National Sales. Prior to July 1996, Mr. Damewood worked for Sealy for fourteen years.

         Donald J. Hofmann joined Simmons in 1995 and has served as Senior Vice President - Marketing since February 2000. Mr. Hofmann served as Vice President
- Marketing and Vice President - Advertising prior to assuming his current position. Prior to joining Simmons, Mr. Hofmann held various marketing and advertising positions, including President of Earle Palmer Brown Advertising and Executive Vice President of Marketing at Tupperware, Inc.

         Allen N. Podratsky joined Simmons in May 2000 as Senior Vice President
- Product Development and Supply Chain Management. Prior to joining Simmons, from February 1999 to May 2000, Mr. Podratsky was Vice President of World-Wide Supply Chain Management for Xerox Engineering Systems, a $700 million division of Xerox Corporation. From 1992 to May 2000, Mr. Podratsky held various positions at Mattel, Inc. (Fisher-Price, Inc.) including Director Product Development and Director Commodity Management - Plastics.

         Kristen K. McGuffey joined Simmons in November 2001 as Vice President
- General Counsel and Assistant Secretary. Prior to joining Simmons, from March 2000 to October 2001, Ms. McGuffey was employed by Viewlocity, Inc., with the most recent position of Executive Vice President and General Counsel. From March 1997 to February 2000, Ms. McGuffey was a partner of and, prior to that, an associate at Morris, Manning & Martin LLP. Prior to March 1997, Ms. McGuffey was an associate at Paul, Hastings, Janofsky & Walker, LLP.

         Marco A. Roca joined Simmons in December 1999 and has served as Vice President - Global Licensing, Contract Sales and International since May 2001. Prior to assuming his current position, Mr. Roca served as Vice President - International Licensing, Contract and Export Sales and as Vice President - International Licensing and Export. Prior to joining Simmons, from May 1997 to November 1999, Mr. Roca was employed by Starwood Hotels & Resorts and served as Vice President of Development for Latin America, the Caribbean, and Southeastern United States. From November 1995 to 1997, Mr. Roca was employed by U.S. Franchise Systems as Vice President of Development.

         Peter Lamm became a director of Simmons and Holdings in 1998 in connection with the Recapitalization. Mr. Lamm is Chairman and Chief Executive Officer and a founding partner of Fenway, a New York-based direct investment firm for institutional investors with a primary objective of acquiring leading middle-market companies. From February 1982 to April 1994, Mr. Lamm was a member of Butler Capital Corporation, a private investment firm, most recently as Senior Direct Investment Officer and Managing Director. Mr. Lamm currently serves as a director of several companies, including Aurora Foods Inc., Iron Age Corporation, Harry Winston, Inc., and Blue Capital Management.

         Richard C. Dresdale became a director of Simmons and Holdings in 1998 in connection with the Recapitalization. Mr. Dresdale is also Vice President, Assistant Treasurer and Assistant Secretary of the Company and Holdings. Mr. Dresdale is President and a founding partner of Fenway. From June 1985 until March 1994, Mr. Dresdale was a member of Clayton, Dubilier & Rice, Inc. a private investment firm, most recently as a Principal. Mr. Dresdale currently serves as a director of several companies, including Aurora Foods Inc., MW Manufacturers Holdings Corp., Blue Capital Management and SC Holdings, Inc.

         Mark R. Genender became a director of Simmons and Holdings in 1999. Mr. Genender is also Vice President, Assistant Treasurer and Assistant Secretary of the Company and Holdings. Mr. Genender has been a Managing Director of Fenway since 1999. From 1996 to 1999, Mr. Genender was a Vice President of Fenway. From 1994 to 1996, Mr. Genender was a Director of Sales and Marketing for Nabisco International. From 1991 to 1994, Mr. Genender held various senior management positions at Hostess Frito-Lay, the Canadian snack food division of PepsiCo, Inc. Prior to 1991, Mr. Genender was employed by Goldman, Sachs & Co. in the Merger and Acquisitions department. Mr. Genender currently serves as a director of several companies, including Harry Winston, Inc., and SC Holdings, Inc.

         Robert K. Barton joined Simmons in 1982 and served as Senior Vice President - Human Resources from 1990 through January 2001, at which time he became Executive Vice President - Human Resources. Prior to assuming this position, Mr. Barton served as Vice President - Human Resources, Vice President
- Administration, Vice President - Dealer Financial Services and Director of Dealer Financial Services. Mr. Barton retired from the Company effective January 1, 2002.

         Each of our directors will hold office until the next annual meeting of our shareholders or until his successor has been elected and qualified. Our executive officers are elected by and serve at the discretion of our Board of Directors. There are no family relationships between any of our directors or executive officers. As of December 29, 2001, the members of the Audit Committee of the Board of Directors are Messrs. Dresdale and Genender and the members of the Compensation Committee of the Board of Directors are Messrs. Eitel, Lamm and Dresdale.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth all cash compensation earned in the previous three years by each person serving as our Chief Executive Officer and each of our other four most highly compensated executive officers during the past year (the "Named Executive Officers"). The compensation arrangements for each of these officers that are currently in effect are described under the caption "Employment Arrangements" below. The bonuses set forth below include amounts earned in the year shown but paid in the subsequent year.


                           SUMMARY COMPENSATION TABLE

                                                                                       Long-Term
                                                                                  Compensation Awards          All Other
                                                                              ----------------------------
                                               Annual Compensation                 Shares Underlying          Compensation
                                      --------------------------------------
Name and Principal Position            Year     Salary ($)      Bonus ($)             Options (#)               ($) (1)
---------------------------           --------  ------------  --------------  ----------------------------  -----------------
Charles R. Eitel                       2001        $528,847      $275,249                        -                 $93,963
     Chairman, Chief Executive         2000         496,474       484,447                1,350,000                   5,422
     Officer

Robert K. Barton (2)                   2001         234,038        51,781                        -                   4,294
     Executive Vice President -        2000         218,167       158,041                   50,000                  32,461
     Human Resources                   1999         209,000             -                   75,000                  30,250


William S. Creekmuir                   2001         298,750       103,715                        -                   1,666
     Executive Vice President &        2000         213,750       207,912                  500,000                   1,537
     Chief Financial Officer

Robert W. Hellyer                      2001         293,750       111,754                        -                   1,126
      President                        2000         217,500       229,500                  480,000                  22,372
                                       1999         163,940        16,160                   20,000                  21,695

Donald J. Hoffmann                     2001         189,167        41,853                        -                       -
       Senior Vice President -         2000         177,500        30,000                   50,000                  21,619
       Marketing                       1999         155,800        27,968                   50,000                  22,247



(1)      These amounts include:

         (a) our contributions to our ESOP in 2000 and 1999, respectively, in the amounts of $21,911 and $21,252 for Mr. Hellyer; $27,425 and $20,673 for Mr. Barton; $21,155 and $21,783 for Mr.
                  Hofmann, respectively; the amount of our contribution to our ESOP for 2001 has not yet been determined;
         (b) premiums for term life insurance and long-term disability insurance in 2001, 2000, and 1999, respectively, in the amounts of $3,953, $5,422 and $0 for Mr. Eitel; $4,294,
                  $5,036, and $9,577 for Mr. Barton; $1,666, $1,537 and $0 for
                  Mr. Creekmuir; $1,126, $461, and $443 for Mr. Hellyer; and $952, $464 and $464 for Mr. Hofmann, respectively; and
         (c) club membership fees paid on the behalf of Mr. Eitel of $90,010 in 2001.

(2)      Mr. Barton retired effective January 1, 2002.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                 Individual Grants
                            -------------------------------------------------------------

                                             Percent of
                                                Total                                       Potential Realizable Value
                              Number of       Options /                                                 of
                             Securities     SARs Granted     Exercise                         Assumed Annual Rates of
                             Underlying     to Employees        or                           Stock Price Appreciation
                            Option/ SARs      in Fiscal     Base Price      Expiration           For Option Terms
          Name               Granted (#)        Year         ($ / Sh)          Date           5% ($)          10% ($)
          ----             --------------  -------------- --------------  --------------  --------------  --------------
Charles R. Eitel                        -               -              -         -                     -               -
Robert K. Barton                        -               -              -         -                     -               -
William S. Creekmuir                    -               -              -         -                     -               -
Robert W. Hellyer                       -               -              -         -                     -               -
Donald J. Hofmann                       -               -              -         -                     -               -

         The table below sets forth information concerning the value of unexercised stock options at the end of 2001 for the Named Executive Officers. No options were exercised by the Named Executive Officers in 2001. There was no public trading market for our common stock as of December 29, 2001. Therefore, the values in the table below have been calculated on the basis of the per share amount as determined by an independent third-party appraisal less the applicable exercise price.


                          FISCAL YEAR END OPTION VALUES

                                     Number of Shares                     Value of Unexercised
                                   Underlying Unexercised                     In-The-Money
                                        Options at                             Options at
                                    Fiscal Year End (#)                   Fiscal Year End ($)
          Name                Exercisable        Unexercisable       Exercisable       Unexercisable
--------------------------  -----------------  ------------------ ------------------  -----------------
Charles R. Eitel
     Regular                         250,000             750,000          1,517,125          4,551,375
     Superincentive                        -             350,000                  -          2,123,975
Robert K. Barton
     Regular                          76,731              72,286            386,368            167,595
     Superincentive                        -              55,000                  -            127,518
William S. Creekmuir
     Regular                          62,500             187,500            379,281          1,137,844
     Superincentive                        -             250,000                  -          1,517,125
Robert W. Hellyer
     Regular                          99,653             215,847            717,524          1,309,868
     Superincentive                        -             212,500                  -          1,289,556
Donald J. Hofmann
     Regular                          18,541              56,798            113,590            344,676
     Superincentive                        -              25,000                  -            151,713

         Effective April 1, 2002, the following Regular Options become exercisable as follows- Mr. Eitel, 250,000 shares; Mr. Barton, 15,647 shares; Mr. Creekmuir, 62,500 shares; Mr. Hellyer, 70,139 shares; and Mr. Hofmann, 14,468 shares.

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

         Simmons 401(k) Plan. The Simmons 401(k) Plan, as amended, contains a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. Employees with 12 weeks of employment who have reached age 18 are permitted to participate in the plan. Generally, employees covered by collective bargaining agreements are not permitted to participate in the plan, unless the collective bargaining agreement expressly provides for participation.

         Presently, approximately 2000 employees participate in this plan. Participants direct the investment of their account balances. Effective January 1, 2001, eligible employees may defer the receipt of up to 17% (previously 6%) of compensation on a pre-tax basis, subject to various tax limitations. The plan provides for the making of employer non-elective contributions, currently 3% of an employee's compensation (subject to current tax limitations). Participants are fully vested in their contributions at all times and the Company's matching contribution following one year of service. The Company made 3% matching contributions of $1.9 million to the 401(k) plan during the 2001 plan year. Effective February 1, 2002, we further amended the plan to provide for an additional employer matching contribution of 50 cents on each employee dollar contributed up to 6% of the employee's pay (subject to current tax limitations). The matching contribution will be provided to participants who complete 1,000 hours of service and are employed on the last day of each plan year. The matching contribution will vest 20% annually over five years.

         ESOP. The ESOP, as amended, is a defined contribution pension benefit plan that is designed to qualify as a leveraged employee stock ownership plan within the meaning of Section 4975(e)(7) of the Internal Revenue Code. Assets of the ESOP are held in a trust for which State Street Bank and Trust Company serves as trustee. The ESOP covers otherwise eligible employees of Simmons who are 21 or older and who have completed at least one year of service for Simmons. Generally, employees covered by collective bargaining agreements are not permitted to participate, unless the collective bargaining agreement expressly provides for participation. As of December 29, 2001, approximately 2,400 of our current and former employees were participants in the ESOP.

         The ESOP provides benefits to each participating employee based on the value of the stock allocated to such participant's account over the period of such participant's participation in the plan. In general, benefits become payable to participants only following retirement or other separation from employment.

         Since the plan is a leveraged ESOP, it differs from other defined contribution employee benefit plans because the ESOP can borrow funds from the employer sponsoring the plan or from other parties in order to acquire Holdings' stock for allocation to participants' accounts as such indebtedness is repaid. Pending such allocation, as described below, Holdings' stock acquired by the ESOP is held by the ESOP trustee in a suspense account. In connection with the establishment of the ESOP in 1989, the ESOP borrowed funds from us for the purpose of acquiring Simmons' stock. As of December 29, 2001, the ESOP was indebted to Holdings in the approximate principal amount of $3.4 million.

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

         We make annual cash contributions to the ESOP in an amount up to 25% of eligible participant compensation, subject to limitations and conditions. The ESOP then uses this cash to repay the loan to us. As a result, there is no cash cost to us associated with the contributions to the ESOP. As the loan is repaid, a portion of the shares of Holdings held by the ESOP will be allocated to participant accounts and non-cash compensation expense equal to the fair value of the allocated shares will be charged to non-cash ESOP expense. When the loan is repaid in full in the next year, all shares of Holdings held by the ESOP immediately after the Recapitalization will have been allocated to plan participants.

         With limited exceptions, such as an exception required by law permitting retirement age individuals with at least 10 years of plan participation to liquidate over a six-year period those shares allocated to their accounts, shares allocated to a participant's account under the ESOP cannot be sold or otherwise transferred by the participant. The ESOP provides for distributions to be made to participants following termination of employment. With respect to participants whose termination of employment occurs after becoming eligible for retirement at age 65, early retirement at age 55 with at least 10 years of service, or on account of permanent disability or death, distribution generally is made during the plan year following the plan year in which such termination occurs. In all other cases, distribution generally is made or commences to be made after the expiration of a five plan year period following the plan year in which termination occurs. Distributions are made in cash, based on the fair market value, as determined pursuant to an annual appraisal, of the shares allocated to the participant's account. A participant entitled to a distribution is entitled under law to have our shares allocated to his or her account distributed in kind. A participant electing to have a distribution of shares has a limited right to require us to purchase such shares at fair market value over approximately a two year period.

         Defined Benefit Plan. We also sponsor a single employer defined benefit pension plan for eligible employees called the Retirement Plan for Simmons U.S.A. Employees. This plan currently benefits only employees covered by specific collective bargaining agreements, and has approximately 100 participants. The monthly benefit for these participants upon normal retirement is generally determined as the sum of:

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

         Nonqualified Employee Stock Ownership Plan. In 1989, we instituted a nonqualified plan to provide benefits to eligible employees similar to those benefits provided under the ESOP, described above. This plan covers employees who are not eligible to participate in the ESOP because of restrictions imposed by the ESOP on employees who elected favorable income tax treatment under Code
Section 1042 with respect to the sale of employer securities to the ESOP. Benefits are to be paid in cash and are computed based on the value of shares the participants would have received had they participated in the ESOP. Participants are entitled to receive accrued benefits upon termination of employment with us, retirement, death or permanent disability. The nonqualified plan provides for bookkeeping entries to be provided on account of each designated employee, to be credited with the shares of stock which would have been allocated to the designated employee's accounts under the ESOP but for the fact that the ESOP terms restricted such an allocation. The same vesting schedule and distribution provisions apply as are described in the ESOP. We charged to non-qualified ESOP expense an amount of approximately $115,000, $41,000, and $137,000 in 2001, 2000, and 1999, respectively. We made distributions from the plan to participants in the amount of $250,000 and $0 in 2001 and 2000, respectively. The accrued benefits under the nonqualified plan were $168,000 at December 29, 2001 and $302,000 at December 30, 2000 and are included in other long term liabilities in the accompanying balance sheets. We have continued the nonqualified plan after the consummation of the Recapitalization.

         Retiree Health Coverage. We currently provide health care and life insurance benefits to eligible retired employees. Eligibility is defined as retirement from active employment, having reached age 55 with 15 years of service as of December 31, 2000 and previous coverage as a salaried or non-union employee. Additionally, dependents are eligible to receive benefits, provided the dependent was covered prior to retirement. The medical plan pays a stated percentage of most medical expenses reduced for any deductible and payments made by government programs and other group coverage. Additionally, there is a $20,000 lifetime maximum benefit for participants age 65 and over. We also provide life insurance to all retirees who retired before 1979. This plan is unfunded.

         In 2000, we limited eligibility for retiree health care benefits to employees who have become or will become eligible (by reaching age 55 with 15 years of service) by December 31, 2001. The effect of this change was a decrease in the benefit obligation of approximately $1.1 million. In 2001, we made benefit payments of approximately $2.5 million to settle a portion of this obligation. As a result of the settlement, we recorded a gain of approximately $2.1 million during 2001 related to the reduction of the accumulated post-retirement benefit obligation. Approximately $0.5 million and $1.6 million of this gain is reflected in cost of products sold and selling, general and administrative expenses, respectively, in the accompanying 2001 Consolidated Statement of Operations. The remaining accrued obligation of approximately $2.1 million consists of approximately $0.9 million of unrecognized prior service costs and approximately $0.5 million of unrecognized net gains, both of which will be amortized over the next five years, and approximately $0.7 million in remaining obligations to retirees.

MANAGEMENT STOCK INCENTIVE PLAN

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

         The incentive plan provides for issuance of regular options ("Regular Options") and superincentive options ("Superincentive Options"). Regular Options are subject to certain time and performance vesting restrictions and Superincentive Options vest only in connection with the consummation of a change of control or initial public offering of Holdings and the attainment by shareholders affiliated with Fenway of certain internal rate of return objectives. The incentive plan provides for the issuance of up to 5,956,000 options for shares of common stock of Holdings which may be designated Regular Options or Superincentive Options at the discretion of the compensation committee of the Board of Directors.

DIRECTOR COMPENSATION

         We pay no additional remuneration to our employees or to executives of Fenway for serving as directors. See "Executive Compensation."

EMPLOYMENT ARRANGEMENTS

         Charles R. Eitel, Chairman of the Board of Directors and Chief Executive Officer, Holdings and the Company have entered into an employment agreement effective as of January 4, 2000. Pursuant to his employment agreement, Mr. Eitel is entitled to receive (i) a base salary, currently $565,000 per year, or such other amount as approved by our Board of Directors, (ii) an annual cash bonus based upon the achievement of specified levels of operating performance by us, and (iii) specified fringe benefits, including country club dues and an automobile allowance. In addition, on the commencement of his employment, Mr. Eitel was granted, under our 1999 Stock Option Plan, stock options to purchase 1,350,000 shares of common stock of Holdings at an exercise price of $6.7315 per share. If Mr. Eitel's employment is terminated other than for death, incapacity or cause, Mr. Eitel will be entitled to (i) payment of his base salary then in effect for two years following the date of termination, (ii) a lump sum pro-rated bonus amount, and (iii) payment of health and dental premiums for two years and participation in such programs for as long as applicable law and such plans require or permit.

         Robert W. Hellyer, President, and the Company entered into an employment agreement which commenced on June 16, 2000. Pursuant to his employment agreement, Mr. Hellyer is entitled to receive (i) a base salary, currently $312,000 per year, or such other amount as approved by our Board of Directors, (ii) an annual cash bonus based upon the achievement of specified levels of operating performance by us, and (iii) specified fringe benefits, including country club dues and an automobile allowance. In addition, Mr. Hellyer was granted under our 1999 Stock Option Plan stock options to purchase shares of common stock of Holdings at an exercise price of $6.7315 per share (currently

500,000). If Mr. Hellyer's employment is terminated other than for death, incapacity or cause, Mr. Hellyer will be entitled to (i) payment of his base salary then in effect for one year following the date of termination, subject to reduction if he commences other employment, (ii) a lump sum pro-rata bonus amount, and (iii) payment of health and dental premiums for one year and participation in such benefit programs for as long as applicable law and such plans require or permit.

         William S. Creekmuir, Executive Vice President, Chief Financial Officer, Assistant Treasurer and Secretary and the Company entered into an employment agreement on April 1, 2000. Pursuant to his employment agreement, Mr. Creekmuir is entitled to receive (i) a base salary, currently $300,000 per year, or such other amount as approved by our Board of Directors, (ii) an annual cash bonus based upon the achievement of specified levels of operating performance by us, (iii) fringe benefit arrangements generally available to our executive officers, (iv) relocation assistance, (v) until his relocation, housing and commute assistance, and (vi) an automobile allowance. In addition, on commencement of his employment, Mr. Creekmuir was granted under our 1999 Stock Option Plan stock options to purchase 500,000 shares of common stock of Holdings at an exercise price of $6.7315 per share. If Mr. Creekmuir's employment is terminated other than for death, incapacity or cause, Mr. Creekmuir will be entitled to (i) payment of his base salary then in effect for two years following the date of termination, subject to reduction if he commences other employment, (ii) a lump sum pro-rata bonus amount, and (iii) payments of health and dental premiums for two years and participation in such benefit programs for as long as applicable law and such plans require or permit.

         Mark A. Parrish, Executive Vice President & Chief Operations Officer, and the Company entered into an employment agreement which commenced on July 15, 2001. Pursuant to his employment agreement, Mr. Parrish is entitled to receive
(i) a base salary, currently $260,000 per year, or such other amount as approved by our Board of Directors, (ii) an annual cash bonus based upon the achievement of specified levels of operating performance by us, (iii) fringe benefit arrangements generally available to our executive officers, (iv) a forgivable loan of $109,810, and (v) an automobile allowance. In addition, on the commencement of his employment, Mr. Parrish was granted, under our 1999 Stock Option Plan, stock options to purchase 275,000 shares of common stock of Holdings at an exercise price of $7.15 per share. Upon achieving specific performance based targets and after the release of the audited financial statements for fiscal year 2001, Mr. Parrish was granted additional stock options to purchase 25,000 shares of common stock of Holdings at an exercise price of $7.15. If Mr. Parrish's employment is terminated other than for death, incapacity or cause, Mr. Parrish will be entitled to (i) payment of his base salary then in effect for one year following the date of termination, (ii) a lump sum pro-rata bonus amount, and (iii) payments of health and dental premiums for one year and participation in such benefit programs for as long as applicable law and such plans require or permit.

SEVERANCE ARRANGEMENTS

         Robert K. Barton, former Executive Vice President - Human Resources, is entitled to certain severance benefits as a result of his retirement from the Company effective January 1, 2002. Pursuant to an agreement dated October 11, 2001, in consideration for a full release of all causes of action, rights or claims that Mr. Barton may have related to his employment, or separation from the Company, or the ownership of any securities of the Company or Holdings, Mr. Barton will receive a severance payment equal to one year of his base salary ($235,000), plus an amount equal to 42.5% of his base salary in effect before the separation. Mr. Barton also received a bonus for the 2001 fiscal year. In addition, the Company will continue to make contributions to the cost of Mr. Barton's participation in the Company's medical and dental plans. Finally, Holdings has repurchased all of the common stock of Holdings held by Mr. Barton and has agreed to repurchase Mr. Barton's exercisable stock options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Compensation decisions regarding the Company's executive officers are made by the Compensation Committee (the "Committee") of the Board of Directors. The members of the Committee as of December 29, 2001 are Messrs. Eitel, Lamm and Dresdale. Mr. Eitel is the Chairman of the Board and Chief Executive Officer of the Company.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Committee is responsible for the general compensation policies of the Company, and in particular is responsible for setting and administering the policies that govern executive compensation. The Committee evaluates the performance of management and determines the compensation levels for the Chief Executive Officer (the "CEO") and the executive officers of the Company. The CEO determines compensation levels for all other executive officers subject to the informal approval of the Committee.

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

SALARIES

         Base salaries are adjusted annually, following a review by the CEO. In the course of the review, performance of the individual with respect to specific objectives is evaluated, as are any increases in responsibility, and salaries for similar positions. The specific objectives for each executive officer are set by the CEO, and will vary for each executive position and for each year. Because the focus of the review is individual achievement, performance of the Company does not weigh heavily in the result. When all reviews are completed, the CEO makes a recommendation to the Committee for their review and final approval.

         With respect to the CEO, the Committee reviews and fixes his base salary primarily on the Committee's assessment of his performance and its expectations as to his future contributions. Competitive compensation data is also a major factor in establishing the CEO's salary, but no precise formula is applied in considering this data. The Committee's review takes place annually.

ANNUAL CASH BONUSES

         Certain of our employees are eligible, pursuant to their employment agreements, to receive annual cash bonuses based upon the financial performance of the Company. The annual bonus plans prior to 2001 provided for bonuses based upon the financial performance of the Company and an individual's performance.

STOCK OPTION AWARDS

         Holdings has adopted a management stock incentive plan to provide incentives to our employees and directors and the employees and directors of Holdings by granting them awards tied to the common stock of Holdings. These stock options are intended to provide an incentive to continue as employees over a long term, and to align their interest with the Company by providing a stake in Holdings. In making grants, the Holdings' compensation committee takes into account the total number of shares available for grant, prior grants outstanding, and estimated requirements for future grants. Individual awards take into account the executive officer's contributions to the Company, scope of responsibilities, strategies and operational goals, salary and number of unvested options. In determining an option grant for the CEO, the Holdings' compensation committee weighs all of the above factors, but also recognizes the CEO's critical role in developing strategies for the long-term benefit of the Company. Stock options are an important element in attracting and retaining capable executives at all levels, and this is particularly so in the case of the CEO.

         The Committee continually reviews the Company's compensation programs to ensure the overall package is competitive, balanced, and that proper incentives and rewards are provided.

Compensation Committee:

Charles R. Eitel
Peter Lamm
Richard C. Dresdale

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          We have one class of issued and outstanding common stock, all of which is owned by Holdings. As of March 29, 2002, Holdings had 24,242,119.58 shares of issued and outstanding common stock, par value $.01 per share, and 379,119.069 shares of Class B common stock, par value $.01 per share.

         The following table describes the beneficial ownership as of March 29, 2002 of each class of issued and outstanding equity securities of Holdings by each of our directors and Named Executive Officers, our directors and executive officers as a group and each person who beneficially owns more than 5% of the outstanding shares of any class of equity securities of Holdings. As used in this table, beneficial ownership has the meaning set forth in Rule 13d-3(d)(1) of the Exchange Act.


                                                                                  Number of
                                           Number of                           Class B Common
                                         Common Stock         Percentage of     Stock Shares      Percentage of
                          Name              Shares                class              (1)              class
                          ----        ------------------     ---------------  ----------------  -----------------
Simmons Holdings, LLC (2)                  22,020,832.12 (3)      85.04%                    --          --
   c/o Fenway Partners, Inc
   152 West 57th Street
   New York, NY 10019
FPIP, LLC                                             --            --             379,119.069         100%
   c/o Fenway Partners, Inc
   152 West 57th Street
   New York, NY 10019
ESOP shares                                3,443,644.702          13.30%                    --          --
   c/o State Street Bank & Trust
   225 Franklin Street
   Boston, MA 02110
Charles R. Eitel                              500,000.00 (4)      1.89%                     --          --
Robert W. Hellyer                             183,421.00 (4)        *                       --          --
William S. Creekmuir                          125,000.00 (4)        *                       --          --
Donald J. Hofmann                              33,009.00 (4)        *                       --          --
Peter Lamm (5)                             22,020,832.12 (3)      85.04%           379,119.069         100%
Richard C. Dresdale (5)                    22,020,832.12 (3)      85.04%           379,119.069         100%
Mark R. Genender (5)                       22,020,832.12 (3)      85.04%           379,119.069         100%
All directors and executive officers
   as a group  (8 persons)                 22,865,624.12          85.56%           379,119.069         100%

*     Less than 1%.

              (1) Class B common stock has the same rights and privileges as
                  Holdings' common stock except that each share of Class B common stock (a) has 16% of the amount of voting power of a share of common stock and (b) entitles its holder to 16% of the amount of any distributions by Holdings to which a share of common stock is entitled. The voting and distribution rights of the Class B common stock shall be increased to equal that of the common stock upon a determination of the board of directors that the value of a share of common stock, taking into account prior distributions, is equal to $6.7315 plus an amount sufficient to generate an internal rate of return of 7.5% per year, compounded annually.

         (2) Substantially all of the voting interests of Simmons Holdings, LLC are held by (a) Fenway Partners Capital Fund, L.P. ("Fenway Fund"), whose general partner is Fenway Partners, L.P., whose general partner is Fenway Management, Inc., and
                  (b) Fenway Partners Capital Fund II, L.P. ("Fenway Fund II" and collectively with Fenway Fund, the "Fenway Funds"), whose general partner is Fenway Partners II, LLC. The remainder of the voting interests of Simmons Holdings, LLC are held by FPIP, LLC and FPIP Trust, LLC, affiliates of Fenway. Fenway provides investment advisory services to the Fenway Funds. Accordingly, such entities may be deemed to beneficially own the shares of common stock held by Simmons Holdings, LLC. Each of such entities disclaims beneficial ownership of such shares except to the extent of its pecuniary interest therein.

         (3) Includes warrants for the purchase of 1,653,703.24 shares of common stock. Includes 1,336,997.70 shares of common stock acquired from SH Investment Limited as of January 25, 2002.

         (4) Includes the following shares of common stock that may be acquired upon the exercise of outstanding options:

                  Mr. Eitel                           500,000 shares
                  Mr. Hellyer                         169,792 shares
                  Mr. Creekmuir                       125,000 shares
                  Mr. Parrish                          50,000 shares

         (5) Messrs. Dresdale, Lamm and Genender are limited partners of Fenway Partners, L.P. and members of Fenway Partners II, LLC, FPIP, LLC and FPIP Trust, LLC. Accordingly, Messrs. Dresdale, Lamm and Genender may be deemed to beneficially own the shares of common stock held by Simmons Holdings, LLC and FPIP, LLC. Messrs. Dresdale, Lamm and Genender disclaim beneficial ownership of such shares except to the extent of their pecuniary interests therein. The business address of each of the foregoing is c/o Fenway Partners, Inc., 152 West 57th Street, New York, NY 10019.

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

FENWAY

         During fiscal 2001, we had sales of approximately $13.1 million of finished mattress products pursuant to supply contracts to SC Holdings, Inc., an entity controlled by Fenway. Two directors of the Company are directors of such entity. We believe that the terms on which mattresses are supplied to such related party are not materially less favorable than those that might reasonably be obtained in a comparable transaction at such time in an arm's length basis from a person that is not an affiliate or related party.

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

         The annual management fees are subject to increase in the event of acquisitions. Holdings and Simmons also agreed to indemnify Fenway under specific circumstances. In addition, pursuant to the advisory agreement, upon the consummation of the Recapitalization, Fenway and its affiliates received $5.1 million and approximately 379,000 shares of Holdings' Class B common stock. For a description of the Class B common stock, see "Security Ownership of Certain Beneficial Owners and Management".

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Simmons Company and its subsidiaries are included in Part II, Item 8:

                  Report of Independent Accountants

                  Consolidated Statements of Operations for years ended December 29, 2001, December 30, 2000 and December 25, 1999

                  Consolidated Balance Sheets at December 29, 2001 and December 30, 2000

                  Consolidated Statement of Changes in Stockholder's Deficit for the years ended December 29, 2001, December 30, 2000 and December 25, 1999

                  Consolidated Statements of Cash Flows for the years ended December 29, 2001, December 30, 2000 and December 25, 1999

                  Notes to the consolidated financial statements

(a)(2) Financial Statement Schedule

                  Schedule V - Valuation Accounts

(a)(3) The exhibits to this report are listed in section (c) of Item 14 below.

(b)      Reports on Form 8-K filed during the fourth quarter:

         A report on Form 8-K was filed on November 8, 2001, issuing a press release reporting our 2001 third quarter and nine months results of operations.

(c)      Exhibits:

         The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form S-4 under the Securities Act of 1933 for the Registrant, File No. 333-76723 (referred to as "S-4"), (ii) the Annual Report on Form 10-K for the year ended December 25, 1999 for the Registrant (referred to as "1999 10-K" ), (iii) the Quarterly Report on Form 10-Q for the quarter ended September 25, 1999 for the Registrant (referred to as "9/25/99 10-Q"), (iv) the Quarterly Report on Form 10-Q for the quarter ended June 24, 2000 (referred to as "6/24/00 10-Q"), (v) the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (referred to as "9/30/00 10-Q"), (vi) the Annual Report on Form 10-K for the year ended December 30, 2000 for the Registrant (referred to as "2000 10-K"), or (vii) the Current Report on Form 8-K dated January 19, 2001 for the Registrant (referred to as "1/19/01 8-K"). Exhibits filed herewith have been denominated by a pound sign (#).

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

  *10.6.1 First Amendment to Credit and Guaranty Agreement dated as of March 1, 1999 (S-4).

  *10.6.2 Second Amendment to Credit and Guaranty Agreement dated as of March 22, 2000 (1999 10-K).

Exhibit
Number            Exhibit Description
------            -------------------

  *10.6.3 Third Amendment to Credit and Guaranty Agreement dated as of January 5, 2001 (1/19/01 8-K).

  *10.7 Labor Agreement between the Company and The United Steel Workers of America, A.F.L., C.I.O., C.L.C., on behalf of its members in Local No. 173, in the Shawnee, Kansas plant of the Company excluding executives, sales employees, office workers, supervisors, foremen, time keepers, mechanics or machinists for the period from April 23, 1999 to April 22, 2002 (2000 10-K).

  *10.8 Advisory Agreement dated as of October 29, 1998 by and between Simmons Holdings, the Company and Fenway Partners, Inc. (S-4).

  *10.9           Simmons 1996 Management Stock Incentive Plan (S-4).

  *10.10          Form of Stock Option Agreement (S-4).

  *10.11          Form of Management Bonus Agreement (S-4).

  #10.11.1        Form of 2001 Management Bonus Agreement.

  #10.11.2        Form of 2002 Management Bonus Agreement.

  #10.12 Labor Agreement between the Company and The United Steel Workers, Local No. 425 for all employees at the Jacksonville, Florida plant of the Company excluding executives, sales employees, office workers, supervisors, inspectors, departmental coordinators or persons in any way identified with management for the period from October 16, 2001 to October 15, 2005.

  #10.13 Labor Agreement between the Company and The United Steel Workers, Local No. 422 for all production and maintenance employees at the Dallas, Texas plant of the Company excluding supervisors, foremen, factory clerks, office employees, time keepers, watchmen or persons in any way identified with management for the period from October 16, 2001 to October 15, 2004.

  #10.14 Labor Agreement between the Company and The United Steel Workers, Local No. 2401 for all production at the Atlanta, Georgia plant of the Company excluding office workers, supervisors, foremen, inspectors, watchmen, plant guards, departmental coordinators, carload checkers or persons in any way identified with management for the period from October 16, 2001 to October 15, 2005.

  *10.15          1999 Stock Option Plan (9/25/99 10-Q).

  *10.15.1 Amendment No. 1 dated March 22, 2000 to the 1999 Stock Option Plan (2000 10-K).

  *10.15.2 Amendment No. 2 dated November 17, 2000 to the 1999 Stock Option Plan (2000 10-K).

Exhibit
Number            Exhibit Description
------            -------------------

  #10.16 Labor Agreement between the Company and The United Steel Workers, Local No. 515U for all employees at the Los Angeles, California plant of the Company excluding executives, sales employees, office workers, and supervisors for the period from October 16, 2001 to October 15, 2005.

  #10.17 Labor Agreement between the Company and The United Steel Workers, Local No. 420 for employees at the Piscataway, New Jersey plant of the Company excluding watchmen, office janitors, maintenance department employees, truck drivers, tool makers, machinists, supervisors, porters, matrons, main office, clerical, and maintenance helpers for the period of October 16, 2001 to October 15, 2004.

  #10.18 Labor Agreement between the Company and The United Steel Workers, Local No. 424 for all production employees at the Columbus, Ohio plant of the Company excluding executives, sales employees, office workers, timekeepers, watchmen, office janitors, maintenance department employees, truck drivers, foremen, supervisors, private chauffeurs, main office, clerical, and engine room and power plant employees for the period from October 16, 2001 to October 15, 2004.

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

  *10.26 Warrant to purchase 2,104,713.22 shares of common stock of Simmons Holdings dated October 29, 1998 (S-4).

Exhibit
Number            Exhibit Description
------            -------------------

  *10.27 Simmons Retirement Savings Plan adopted February 1, 1987, as amended and restated (2000 10-K).

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

  *10.30 Employment Agreement between Simmons Holdings, Inc., the Company and Charles R. Eitel, dated as of January 4, 2000, as amended (1999 10-K).

  *10.31 Employment Agreement between the Company and Robert K. Barton, dated as of June 29, 1998, as amended (S-4).

  *10.32          Employment Agreement between the Company and William S.
                  Creekmuir, dated as of April 1, 2000, as amended (6/24/00
                  10-Q).

  *10.33 Employment Agreement between the Company and Robert Hellyer, dated as of June 16, 2000 (6/24/00 10-Q).

  #10.34 Employment Agreement between the Company and Mark A. Parrish, dated as of July 15, 2001.

  #10.35 Letter Agreement dated as of October 11, 2001 by and among Simmons Holdings, Inc., the Company and Robert K. Barton.

  #21             Subsidiaries of the Company.

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number.           Exhibit Description
-------           -------------------
10.11.1           Form of 2001 Management Bonus Agreement.

10.11.2           Form of 2002 Management Bonus Agreement.

10.12 Labor Agreement between the Company and The United Steel Workers, Local No. 425 for all employees at the Jacksonville, Florida plant of the Company excluding executives, sales employees, office workers, supervisors, inspectors, departmental coordinators or persons in any way identified with management for the period from October 16, 2001 to October 15, 2005.

10.13 Labor Agreement between the Company and The United Steel Workers, Local No. 422 for all production and maintenance employees at the Dallas, Texas plant of the Company excluding supervisors, foremen, factory clerks, office employees, time keepers, watchmen or persons in any way identified with management for the period from October 16, 2001 to October 15, 2004.

10.14 Labor Agreement between the Company and The United Steel Workers, Local No. 2401 for all production at the Atlanta, Georgia plant of the Company excluding office workers, supervisors, foremen, inspectors, watchmen, plant guards, departmental coordinators, carload checkers or persons in any way identified with management for the period from October 16, 2001 to October 15, 2005.

10.16 Labor Agreement between the Company and The United Steel Workers, Local No. 515U for all employees at the Los Angeles, California plant of the Company excluding executives, sales employees, office workers, and supervisors for the period from October 16, 2001 to October 15, 2005.

10.17 Labor Agreement between the Company and The United Steel Workers, Local No. 420 for employees at the Piscataway, New Jersey plant of the Company excluding watchmen, office janitors, maintenance department employees, truck drivers, tool makers, machinists, supervisors, porters, matrons, main office, clerical, and maintenance helpers for the period of October 16, 2001 to October 15, 2004.

10.18 Labor Agreement between the Company and The United Steel Workers, Local No. 424 for all production employees at the Columbus, Ohio plant of the Company excluding executives, sales employees, office workers, timekeepers, watchmen, office janitors, maintenance department employees, truck drivers, foremen, supervisors, private chauffeurs, main office, clerical, and engine room and power plant employees for the period from October 16, 2001 to October 15, 2004.

10.34 Employment Agreement between the Company and Mark A. Parrish, dated as of July 15, 2001.

10.35 Letter Agreement dated as of October 11, 2001 by and among Simmons Holdings, Inc., the Company and Robert K. Barton.

21                Subsidiaries of the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Simmons Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 SIMMONS COMPANY
                        Signature                   Title
By                    /s/ Charles R. Eitel          Chairman of the Board of Directors, Chief         March 29, 2002
       --------------------------------------------
                           Charles R. Eitel              Executive Officer
                                                             (Principal Executive Officer)

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934,
THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE
SIMMONS COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

By                    /s/ Charles R. Eitel          Chairman of the Board of Directors, Chief         March 29, 2002
       --------------------------------------------
                           Charles R. Eitel              Executive Officer
                                                             (Principal Executive Officer)

                      /s/ Robert W. Hellyer         President and Director                            March 29, 2002
       --------------------------------------------
                           Robert W. Hellyer

                      /s/ William S. Creekmuir          Executive Vice President, Chief               March 29, 2002
       --------------------------------------------  Financial Officer, Assistant Treasurer,
                           William S. Creekmuir              Secretary and Director
                                                          (Principal Financial Officer)


                      /s/ Peter Lamm                Director                                          March 29, 2002
       --------------------------------------------
                           Peter Lamm

                      /s/ Richard C. Dresdale       Director                                          March 29, 2002
       --------------------------------------------
                           Richard C. Dresdale

                      /s/ Mark R. Genender          Director                                          March 29, 2002
       --------------------------------------------
                           Mark R. Genender

                      /s/ Mark F. Chambless         Vice President -  Corporate Controller            March 29, 2002
       --------------------------------------------    (Principal Accounting Officer)
                           Mark F. Chambless

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    SCHEDULE

         YEAR ENDED DECEMBER 29, 2001, YEAR ENDED DECEMBER 30, 1999, AND
                          YEAR ENDED DECEMBER 25, 1999

                   FORMING A PART OF ANNUAL REPORT PURSUANT TO
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                                    FORM 10-K

                                       OF

                                 SIMMONS COMPANY


                                                          SIMMONS COMPANY

                                                 SCHEDULE V - VALUATION ACCOUNTS

                   Col. A                           Col. B             Col. C              Col. D             Col. E
---------------------------------------------  ------------------ ------------------  -----------------  ------------------
                                                  Balance at                                                Balance at
                                                 Beginning of                                                 End of
                Description                         Period            Additions          Deductions           Period
---------------------------------------------  ------------------ ------------------  -----------------  ------------------
                                                                             (in thousands)
Fiscal year ended December 29, 2001
     Doubtful accounts                                  $ 4,426            $ 6,006           $ 8,633             $ 1,799
     Discounts, returns and allowances                    5,000                  -             2,104               2,896
     Tax valuation allowance                              3,999                  -             3,999                   -
                                                        -------            -------           -------             -------
                                                        $13,425            $ 6,006           $14,736             $ 4,695
                                                        =======            =======           =======             =======

Fiscal year ended December 30, 2000
     Doubtful accounts                                  $ 3,449            $12,929           $11,952             $ 4,426
     Discounts, returns and allowances                    3,408              1,592                 -               5,000
     Tax valuation allowance                              3,999                  -                 -               3,999
                                                        -------            -------           -------             -------
                                                        $10,856            $14,521           $11,952             $13,425
                                                        =======             ======           =======             =======

Fiscal year ended December 25, 1999
     Doubtful accounts                                  $ 4,177            $ 7,597           $  8,325            $ 3,449
     Discounts, returns and allowances                    3,324                300                216              3,408
     Tax valuation allowance                              3,999                  -                  -              3,999
                                                        -------            -------           --------            -------
                                                        $11,500            $ 7,897           $  8,541            $10,856
                                                        =======            =======           ========            =======