Form 10-Q
period 2002-03-30
SIMMONS CO /GA/
filed 2002-05-09
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 30, 2002

                                       OR

 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________

       Commission file number   333-76723
                                ---------

                                 SIMMONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                          06-1007444
  ------------------------------------                    -----------------------------
       (State or other jurisdiction of                    (I.R.S. Employer Identification No.)
        incorporation or organization)

One Concourse Parkway, Suite 800, Atlanta, Georgia                 30328-6188
--------------------------------------------------        -----------------------------------
       (Address of principal executive offices)                          (Zip Code)


       Registrant's telephone number, including area code       (770) 512-7700
                                                           ---------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

        The number of shares of the registrant's common stock outstanding as of May 9, 2002 was 31,964,452.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                 (in thousands)
                                   (Unaudited)

                                                                        Quarter Ended
                                                             ------------------------------------
                                                                   March 30,         March 31,
                                                                     2002              2001
                                                                     ----              ----
Net sales                                                          $177,247          $162,395
        Cost of products sold                                        93,763           101,841
                                                                  ---------         ---------
Gross margin                                                         83,484            60,554

Operating expenses:
        Selling, general and administrative expenses                 63,197            47,336
        Non-cash variable stock compensation expense                  3,127             3,227
        ESOP expense                                                      -               639
        Amortization of intangibles                                     697             2,108
                                                                  ---------         ---------
                                                                     67,021            53,310
                                                                  ---------         ---------
Operating income                                                     16,463             7,244

        Interest expense, net                                         6,805             8,475
        Other expense, net                                              334               649
                                                                  ---------         ---------
         Income (loss) before income taxes                            9,324            (1,880)
Income tax expense (benefit)                                          3,636              (902)
                                                                  ---------         ---------
         Net income (loss)                                            5,688              (978)

Other comprehensive income (loss):
         Foreign currency translation adjustment                         15               (52)
                                                                  ---------         ---------
         Comprehensive income (loss)                                 $5,703           $(1,030)
                                                                  =========         =========



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                                   March 31,        December 29,
                                                                     2002              2001*
                                                                     ----              -----

ASSETS
Current assets:
     Cash and cash equivalents                                    $   2,002         $   1,209
     Accounts receivable, less allowances for
        doubtful receivables, discounts, returns
        and allowances of $5,325 and $4,695                          81,874            70,896
     Inventories                                                     22,249            24,400
     Deferred income taxes                                            6,716             5,296
     Other current assets                                            16,095            15,415
                                                                   --------          --------
          Total current assets                                      128,936           117,216
                                                                   --------          --------

Property, plant and equipment, net                                   42,198            45,276
Goodwill, net                                                       172,643           172,643
Intangible assets, net                                                6,117             3,800
Deferred income taxes                                                29,507            34,706
Other assets                                                         11,464            12,025
                                                                   --------          --------
                                                                   $390,865          $385,666
                                                                   ========          ========


*Derived from the Company's 2001 audited Consolidated Financial Statements.

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                                    March 31,      December 29,
                                                                       2002            2001*
                                                                       ----            -----
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
        Current maturities of long-term debt                    $       579         $  12,147
        Accounts payable                                             33,163            29,306
        Accrued wages and benefits                                   15,000            13,410
        Accrued advertising and incentives                           18,939            16,783
        Accrued interest                                              1,627             5,785
        Other accrued expenses                                       12,970            10,787
                                                                   --------          --------
          Total current liabilities                                  82,278            88,218
                                                                   --------          --------

Non-current liabilities:
        Long-term debt                                              287,500           283,767
        Postretirement benefit obligations other than
        pensions                                                      4,221             4,221
        Accrued stock compensation                                   14,491            12,324
        Other                                                        13,161            11,375
                                                                   --------          --------
          Total liabilities                                         401,651           399,905
                                                                   --------          --------

Commitments and contingencies
Redemption obligation - ESOP                                         48,728            44,079

Common stockholder's deficit:
     Common stock, $.01 par value; 50,000 shares
          authorized; 31,964 issued and outstanding                     320               320
     Accumulated deficit                                            (59,724)          (58,513)
     Accumulated other comprehensive loss                              (110)             (125)
                                                                   --------          --------
          Total common stockholder's deficit                        (59,514)          (58,318)
                                                                   --------          --------
                                                                   $390,865          $385,666
                                                                   ========          ========


*Derived from the Company's 2001 audited Consolidated Financial Statements.

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)



                                                                          Quarter Ended
                                                                   -----------------------------
                                                                     March 30,      March 31,
                                                                        2002           2001
                                                                        ----           ----
Cash flows from operating activities:
Net income (loss)                                                        $5,688          $   (978)
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
          Depreciation and amortization                                   4,867             5,024
          ESOP expense                                                        -               639
          Provision for bad debts                                         1,215             1,215
          Provision for deferred income taxes                             3,779              (754)
          Non-cash interest expense                                         627               453
          Non-cash variable stock option compensation expense             3,127             3,227
          Other, net                                                       (115)              157
Net changes in operating assets and liabilities:
          Accounts receivable                                           (12,193)           (2,238)
          Inventories                                                     2,151              (788)
          Other current assets                                           (1,631)              115
          Accounts payable                                                3,857             2,914
          Accrued liabilities                                             1,983            (7,512)
          Other, net                                                        760               818
                                                                      ---------          --------
          Net cash provided by operating activities                      14,115             2,292
                                                                      ---------          --------

Cash flows from investing activities:
          Purchases of property, plant and equipent                        (322)           (1,927)
          Proceeds from disposals of property, plant and
              equipment, net                                                181                91
          Purchase of intangible assets                                  (3,014)                -
                                                                      ---------          --------
Net cash used in investing activities                                    (3,155)           (1,836)
                                                                      ---------          --------

Cash flows from financing activities:
          Distributions to Simmons Holdings                              (2,250)             (283)
          Proceeds from (payments of) Senior Credit Facility, net        (7,850)            7,605
          Payments of other long-term debt                                  (82)              (87)
          Payments of financing costs                                         -              (695)
                                                                      ---------          --------
          Net cash provided by (used in) financing activities           (10,182)            6,540
                                                                      ---------          --------

Net effect of exchange rate changes on cash                                  15               (52)
                                                                      ---------          --------

Change in cash and cash equivalents                                         793             6,944
Cash and cash equivalents, beginning of period                            1,209             3,061
                                                                      ---------          --------
Cash and cash equivalents, end of period                                 $2,002           $10,005
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

                        Simmons Company and Subsidiaries
           Consolidated Statements of Changes in Stockholder's Deficit
                      (in thousands, except share amounts)

                                                                                                      Accumulated
                                                                                                         Other
                                                                         Additional                  Comprehensive       Total
                                               Common       Common        Paid-In      Accumulated       (Loss)      Stockholder's
                                               Shares        Stock        Capital        Deficit         Income        Deficit
                                             ----------    ----------    ----------     ----------     ----------     ----------
Balance at December 30, 2000                 31,964,452    $      320             -     $  (36,658)    $      (64)    $  (36,402)
   Net loss                                           -             -             -         (1,132)             -         (1,132)
   Other comprehensive loss:
        Change in foreign currency
             translation                              -             -             -              -            (61)           (61)
                                                                                        ----------     ----------     ----------
   Comprehensive loss                                 -             -             -         (1,132)          (125)        (1,193)
   Excess of ESOP expense at fair
        market value over cost                        -             -         1,743              -              -          1,743
   Increase in redemption
        obligation - ESOP based on
        fair market value                             -             -        (1,456)       (17,726)             -        (19,182)

   Distributions to Holdings                          -             -          (287)        (2,997)             -         (3,284)
                                             ----------    ----------    ----------     ----------     ----------     ----------
Balance at December 29, 2001                 31,964,452           320             -        (58,513)          (125)       (58,318)
   Net income                                         -             -             -          5,688              -          5,688
   Other comprehensive income:
        Change in foreign currency
             translation                              -             -             -              -             15             15
                                                                                        ----------     ----------     ----------
   Comprehensive income                               -             -             -          5,688             15          5,703
   Increase in redemption
        obligation - ESOP based on
        fair market value                             -             -             -         (4,649)             -         (4,649)
   Distributions to Holdings                          -             -             -         (2,250)             -         (2,250)
                                             ----------    ----------    ----------     ----------     ----------     ----------
 Balance at March 30, 2002
   (unaudited)                               31,964,452    $      320     $       -     $  (59,724)    $     (110)    $  (59,514)
                                             ==========    ==========     =========     ===========    ==========     ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                        Simmons Company and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.      Basis of Presentation

        For purposes of this report the "Company" refers to Simmons Company and its subsidiaries, collectively. The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "Commission"). The accompanying unaudited condensed consolidated financial statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 30, 2002, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 29, 2001. Operating results for the period ended March 30, 2002 are not necessarily indicative of future results that may be expected for the fiscal year ending December 28, 2002.

        In April 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached consensus on Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products ("EITF 00-25"). This issue provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor's products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs such as co-operative advertising, promotional money, and amortization of supply agreements covered by the provisions of EITF 00-25 as selling expenses which were recorded in selling, general and administrative expenses. The Company adopted EITF 00-25 effective December 30, 2001, the first day of our 2002 fiscal year and reclassified previous years to comply with the consensus. As a result of this adoption, both net sales and selling, general and administrative expenses decreased by $4.6 million for the quarter ended March 30, 2002 and $17.2 million for the quarter ended March 31, 2001. As reclassifications, these changes did not affect the Company's financial position or results of operations.

2.      Inventories

        A summary of inventories follows (amounts in thousands):

                                                  March 30,        December 29,
                                                     2002              2001
                                                     ----              ----
            Raw materials                          $11,725           $13,263
            Work in progress                           951             1,029
            Finished goods                           9,573            10,108
                                                   -------           -------
                                                   $22,249           $24,400
                                                   =======           =======

3.      Intangible Assets, Net

        A summary of intangible assets, net follows (amounts in thousands):

                                                 March 30,                   December 29,
                                                    2002                         2001
                                        ---------------------------------------------------------
                                           Gross                         Gross
                                          Carrying     Accumulated     Carrying     Accumulated
                                           Amount      Amortization     Amount     Amortization
                                        ---------------------------------------------------------
        Amortized intangible assets
           Patents                          $17,506       $(16,742)       $17,454     $(16,045)
           Other                                257              -            257          -
                                            -------       --------        -------     --------
             Total                          $17,763       $(16,742)       $17,711     $(16,045)
                                            =======       ========        =======     ========

        Unamortized intangible assets
           Trademark                        $ 5,096                       $ 2,134
                                            -------                       -------
             Total                          $ 5,096                       $ 2,134
                                            =======                       =======


        Net income, exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill, is as follows (amounts in thousands):

                                                For the quarter ended
                                            ------------------------------
                                             March 30,        March 31,
                                                2002            2001
                                            -------------   --------------
        Reported net income (loss)               $5,688         $  (978)
        Add back: Goodwill amortization               -           1,409
                                                -------           -----
        Adjusted net income                      $5,688         $   431
                                                =======           =====

4.      Long-Term Debt

        A summary of long-term debt follows (amounts in thousands):

                                                                   March 30,        December 29,
                                                                     2002              2001
                                                                     ----              ----
            Senior Credit Facility:
                 Revolving Loan Facility                          $   3,750     $           -
                 Tranche A Term Loan                                 26,049            30,061
                 Tranche B Term Loan                                 60,843            65,762
                 Tranche C Term Loan                                 30,581            33,249
                                                                -----------        ----------
                 Total Senior Credit Facility                       121,223           129,072
            Industrial Revenue Bonds, 7.00%, due 2017                 9,700             9,700
            Industrial Revenue Bonds, 4.69%, due 2016                 4,400             4,400
            Banco Santander Loan, 3.89%                               2,489             2,524
            10.25% Series Subordinated Notes due 2009               150,000           150,000
            Other, including capital lease obligations                  267               218
                                                                -----------        ----------
                                                                    288,079           295,914
            Less current portion                                       (579)          (12,147)
                                                                -----------        ----------
                                                                   $287,500          $283,767
                                                                ===========        ==========


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

        The New Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by all of our active domestic subsidiaries. Exclusive of the allocation of the debt and related interest of the Company, the total sales, total assets, cash flow from operations, income before income taxes, and stockholder's equity of the two active non-guarantor international subsidiaries combined was $2.6 million, $7.3 million, $0.3 million, $0.4 million, and $6.3 million, respectively, as of and for the quarter ended March 30, 2002.

        The Senior Credit Facility, as amended, provided for loans of up to $250.0 million, consisting of a Term Loan Facility of $190.0 million and a Revolving Loan Facility of $60.0 million. Following the prepayments made in fiscal 1999 from the proceeds of a private offering of 10.25% Series B Senior Subordinated Notes due 2009, the Term Loan Facility was reduced to approximately $166.0 million. Our indebtedness under the Senior Credit Facility bears interest at a floating rate, is guaranteed by Simmons Holdings, Inc., our parent company ("Simmons Holdings") and all of our active domestic subsidiaries, and is collateralized by substantially all of our assets.

        As a result of the improved operating performance of the Company and declining debt balances over fiscal year 2001, on April 3, 2002 our interest rate margin for the Revolver and Tranche A term loans under the Senior Credit Facility declined 25 basis points. Based upon further operating performance improvement in the first quarter of 2002 and a further reduction of debt, effective May 14, 2002 our interest rate margin for Revolver and Tranche A term loans under the Senior Credit Facility will decline an additional 25 basis points. Following the May 14, 2002 interest rate margin reduction, borrowings under the Senior Credit Facility will bear interest at our choice of LIBOR or Prime plus the following applicable interest rate margins as follows:

                                           LIBOR           Prime
                                       --------------  --------------
          Revolving Loan Facility              2.25%           1.25%
          Tranche A Term Loan                  2.25%           1.25%
          Tranche B Term Loan                  3.25%           2.25%
          Tranche C Term Loan                  3.50%           2.50%

        The weighted average interest rates per annum in effect as of March 30, 2002 for the Revolving Loan Facility, Tranche A term, Tranche B term and Tranche C term loans were 5.59%, 4.98%, 5.49% and 5.73%, respectively.

        To minimize the impact of near term LIBOR base rate increases, on November 29, 2001 the Company elected to set its interest rate at the six-month LIBOR rate for approximately $99.6 million of its bank term loan debt, which fixed the LIBOR base rate at rates ranging from 2.1875% to 2.25% through May 29, 2002 for approximately 72% of floating rate debt outstanding as of March 30, 2002.

        At March 30, 2002, the amount under the Revolving Credit Facility that was available to be drawn was $52.2 million, after giving effect to $3.8 million in borrowings and $4.0 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the Revolving Credit Facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the Revolving Credit Facility to fund acquisitions and capital expenditures.

        The Senior Credit Facility requires the Company to maintain certain financial ratios including fixed-charge, cash interest coverage and leverage ratios. The Senior Credit Facility also contains covenants which, among other things, limit capital expenditures, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. As of March 30, 2002, we were in compliance with the financial covenants contained in all of our credit facilities.

5.      Contingencies

        From time to time, we have been involved in various legal proceedings. We believe that all current litigation is routine in nature and incidental to the conduct of our business, and that none of this litigation, if determined adversely to us, would have a material adverse effect on our financial condition or results of our operations.

6.      Accounting Pronouncements

        The results for the quarter ended March 30, 2002, include the effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 141 ("SFAS 141"), Business Combinations, and SFAS No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which resulted in a $1.4 million reduction in amortization of intangibles. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles are now evaluated against this new criteria. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. These items are not amortized into results of operations, but instead reviewed for impairment and written down through charges to results of operations in the periods in which their recorded value of goodwill is more than their fair value. The provisions of each statement, which also apply to intangible assets acquired prior to June 30, 2001, were adopted by the Company on December 30, 2001. Upon adoption of SFAS 142, the Company completed its impairment testing and did not recognize an impairment charge. For the quarter ended March 31, 2001, amortization of goodwill and intangibles of $2.1 million would have been $0.7 million under SFAS 142.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

        The following table sets forth certain items included in the Condensed Consolidated Statements of Operations expressed as a percentage of net sales:

                                                              Quarter Ended
                                                         March 30,    March 31,
                                                           2002          2001
                                                           ----          ----
Net sales                                                 100.0%       100.0%
Cost of products sold                                      52.9%        62.7%
                                                         ------       ------
        Gross margin                                       47.1%        37.3%
Selling, general and administrative expenses               35.7%        29.1%
Non-cash variable stock compensation expense                1.7%         2.0%
ESOP expense                                                  -%         0.4%
Amortization of intangibles                                 0.4%         1.3%
                                                         ------       ------
        Operating income                                    9.3%         4.5%
Interest expense, net                                       3.8%         5.2%
Other expense, net                                          0.2%         0.4%
                                                         ------       ------
        Income (loss) before income taxes                   5.3%        (1.1)%
Income tax (expense) benefit                               (2.1)%        0.5%
                                                         ------       ------
        Net income (loss)                                   3.2%        (0.6)%
                                                         ======       ======


QUARTER ENDED MARCH 30, 2002 AS COMPARED TO QUARTER ENDED MARCH 31, 2001

Net Sales. Net sales for the quarter ended March 30, 2002 increased 9.1%, or $14.8 million, to $177.2 million from $162.4 million for the first quarter of 2001. The increase was primarily due to (i) a 17.0%, or $31.1 million, increase in bedding average unit selling price due principally to a shift in sales mix to higher priced products; (ii) the opening of new distribution over the last year; and (iii) a reclassification for the quarter ended March 31, 2001 of $17.2 million of co-operative advertising, promotional money and amortization of supply agreement expenses from selling, general and administrative expense to a reduction of revenue due to the adoption of Emerging Issues Task Force 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products ("EITF 00-25"). The comparable sales reduction for the first quarter of 2002 as a result of the adoption of EITF 00-25 was only $4.6 million due to the Company's adoption of a more stringent proof of advertising policy late in 2001. The increase in net sales for the first quarter of 2002 was offset in part by a decrease in bedding unit sales volume of 16.4% due to (i) the general economic slowdown, which began impacting the Company's sales in the second quarter of 2001; and (ii) the loss of business as a result of bankruptcy and subsequent liquidation of several major customers during the last nineteen months, including The Heilig-Meyers Company and Homelife Corporation. The aggregate net sales decline with these two customers for the quarter ended March 30, 2002 versus the first quarter of 2001 totaled $7.9 million.

Cost of Products Sold. As a percentage of net sales, cost of products sold for the quarter ended March 30, 2002 decreased 9.8 percentage points to 52.9% from 62.7% in the first quarter 2001. Our first quarter gross margin improvement to 47.1% in 2002 from 37.3% in 2001 reflects (i) the above mentioned increase in the bedding average unit selling price; (ii) the above mentioned lower EITF 00-25 related sales reductions in the first quarter of 2002 versus the first quarter of 2001; (iii) lower material costs due in part to our "Zero Waste" cost reduction initiative which began in 2001; and (iv) lower labor costs due to management of factory headcount and labor hours. Our average factory worker headcount for the first quarter of 2002 was 14.3% lower than for the first quarter of 2001.

Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the quarter ended March 30, 2002 increased 6.6 percentage points to 35.7% from 29.1% in the first quarter of 2001. The increase from the first quarter of 2001 is principally attributable to the adoption of EITF 00-25 which resulted in certain costs, such as co-operative advertising, promotional money, and amortization of supply agreements that have historically been characterized as selling, general and administrative expenses, being characterized as a reduction of revenue and which resulted in a greater decrease in the first quarter of 2001 than in the first quarter of 2002. For the quarters ended March 30, 2002 and March 31, 2001, these costs in the aggregate were $4.6 million and $17.2 million, respectively. Exclusive of the above mentioned reclassified expenses, selling, general and administrative expenses, as a percentage of net sales, for the quarter ended March 30, 2002 increased 1.4 percentage points to 37.3% in 2002 from 35.9% in 2001. The increase is primarily attributable to the reclassification of certain expenditures related to our retail operations.

Non-Cash Variable Stock Compensation Expense. Non-cash variable stock compensation expense decreased $0.1 million to $3.1 million for the quarter ended March 30, 2002 from $3.2 million in 2001. The decrease is attributable to a reduction in the number of stock options outstanding at March 30, 2002 versus March 31, 2001, offset in part by a 10.5% increase in the underlying value of Simmons Holdings' common stock during the quarter.

ESOP Expense. In fiscal year 2001, we allocated the remaining ESOP shares to plan participants. Therefore, beginning with the first quarter of 2002, we will no longer incur an expense associated with the ESOP plan.

Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles decreased $1.4 million to $0.7 million for the quarter ended March 30, 2002 from $2.1 million in the first quarter of 2001 due to the adoption of SFAS 142 at the beginning of the quarter. As a result of the adoption of SFAS 142, we discontinued the amortization of goodwill and performed a transitional test of goodwill for impairment, which resulted in no impairment charge. Had this pronouncement been adopted at the beginning of 2001, amortization of goodwill and intangibles would have been $0.7 million in the first quarter of 2001.

Interest Expense, Net. Interest expense, net, decreased $1.7 million, or 19.7%, to approximately $6.8 million for the quarter ended March 30, 2002 from $8.5 million in the first quarter of 2001 due to lower Prime and LIBOR base rates on our Senior Credit Facility borrowings and decreased average outstanding borrowings.

Other Expense, Net. Other expense, net, decreased $0.3 million to $0.3 million for the quarter ended March 30, 2002 compared to $0.6 million in the first quarter of 2001.

Income Taxes. Our effective tax rates of 39.0% and 48.0% for the quarters ended March 30, 2002 and March 31, 2001 differ from the federal statutory rate primarily because of state taxes and in 2001 non tax-deductible amortization of goodwill.

Net Income (Loss). For the reasons set forth above, we had net income of $5.7 million for the quarter ended March 30, 2002 compared to a net loss of $1.0 million in 2001.

EBITDA. For the reasons set forth above, we had an EBITDA of $21.3 million, or 12.0% of net sales, for the three months ended March 30, 2002 compared to $13.6 million, or 8.4% of net sales, for the first quarter of 2001. Our Adjusted EBITDA, as defined by our Senior Credit Facility, was $24.5 million, or 13.8% of net sales, in 2002, compared to $16.9 million, or 10.4% of net sales, in 2001 as set forth below:

                                                        Quarter Ended
                                            ------------------------------------
                                                  March 30,          March 31,
                                                    2002               2001
                                                    ----               ----
 EBITDA                                           $21,330             $13,562
 Non-cash variable stock compensation               3,127               3,227
 Interest income                                       39                 116
                                                 --------            --------
    Adjusted EBITDA                               $24,496             $16,905
                                                 ========            ========

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of cash to fund liquidity needs are net cash provided by operating activities and availability under our Senior Credit Facility. Our primary use of funds consists of payments of principal and interest for our debt, capital expenditures and funding of working capital. In the first quarter of 2002, our total debt declined by $7.8 million, whereas in the first quarter of 2001 total debt increased by $7.5 million.

Our operating activities provided cash of $14.1 million in the first quarter of 2002 compared to $2.3 million provided in the first quarter of 2001. The following items principally account for this increase: (i) net income of $5.7 million for the first quarter of 2002 versus a $1.0 million net loss in the first quarter of 2001; and (ii) deferred income tax expense of $3.8 million for the first quarter of 2002 versus a $0.8 million deferred income tax benefit for the first quarter of 2001. Due to our net operating loss carryforwards, we do not expect to make significant cash payments for federal or state income taxes in 2002.

Our capital expenditures totaled $0.3 million for the three months ended March 30, 2002. We expect to spend an aggregate of approximately $10.0 million for capital expenditures in fiscal year 2002. We believe that annual capital expenditure limitations in our Senior Credit Facility will not significantly inhibit us from meeting our ongoing capital expenditure needs.

During the first quarter of 2002, we reacquired certain trademarks from a licensee for $3.0 million.

The terms of the Senior Credit Facility required a mandatory prepayment in March 2002 of $11.6 million of the Company's outstanding term loans based upon the Company's Consolidated Excess Cash Flows (as defined in the Senior Credit Facility) for the year ended December 29, 2001.

As of March 30, 2002, we had borrowings of $3.8 million and availability to borrow $52.2 million under our Revolving Credit Facility. We were in compliance as of March 30, 2002 with the financial covenants contained in all of our credit facilities.

SEASONALITY/OTHER

Our sales volume is somewhat seasonal, with sales generally lower during the first quarter of each year than in the remaining three quarters of the year. Historically, our working capital borrowings have increased during the first half of each year and have decreased in the second half of each year. We also usually experience a seasonal fluctuation in profitability, with our gross profit percentage during the first quarter of each year usually slightly lower than those obtained in the remaining part of the year. We believe that seasonality of profitability is a factor that generally affects the conventional bedding industry, and that it is primarily due to retailers' emphasis in the first quarter on price reductions and promotional bedding and manufacturers' emphasis on close-outs of the prior year's product lines. These two factors together result in lower profit margins and can negatively impact sales as retailers reduce orders in anticipation of the new product line. However, we did not close out our Beautyrest(R) 2000 line at the beginning of 2001, and consequently did not experience a lower profit margin in the first quarter of 2001. We believe the close out of the Beautyrest(R) 2000 product line in the fourth quarter of 2001 had a negative effect on fourth quarter 2001 sales.

ACCOUNTING PRONOUNCEMENTS

The results for the quarter ended March 30, 2002 include the effect of adopting SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, which resulted in a $1.4 million reduction in amortization of intangibles. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles are now evaluated against this new criteria. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. These items are not amortized into results of operations, but instead reviewed for impairment and written down through charges to results of operations in the periods in which their recorded value of goodwill is more than their fair value. The provisions of each statement, which also apply to intangible assets acquired prior to June 30, 2001, were adopted by the Company on December 30, 2001. Upon adoption of SFAS 142, the Company completed its impairment testing and did not recognize an impairment charge. For the quarter ended March 31, 2001, amortization of goodwill and intangibles of $2.1 million would have been $0.7 million under SFAS 142.

In April 2001, the EITF of the FASB reached consensus on Issue No. 00-25, Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendors Products or Services ("EITF 00-25"). This issue provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor's products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs such as co-operative advertising, promotional money, and amortization of supply agreements covered by the provisions of EITF 00-25 as selling expenses which were recorded in selling, general and administrative expenses. The Company adopted EITF 00-25 effective December 30, 2001, the first day of our 2002 fiscal year, and reclassified previous years to comply with the consensus. As a result of this adoption, both net sales and selling, general and administrative expenses decreased by $4.6 million for the quarter ended March 30, 2002 and $17.2 million for the quarter ended March 31, 2001. As reclassifications, these changes did not affect the Company's financial position or results of operations.

FORWARD LOOKING STATEMENTS

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects," "intends," "projects" and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operating results, including expected benefits from our Better Sleep Through Science(R) philosophy. Any forward-looking statements contained in this report represent management's current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to, anticipated sales growth, success of new products, increased market share, reduction of manufacturing costs, generation of free cash flow and reduction of debt, changes in consumer confidence or demand, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Form 10-K for 2001 and the Form 10-Qs for the first, second, and third quarters of 2001. The Company undertakes no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

        Information relative to our market risk sensitive instruments by major category at December 29, 2001 is presented under Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2001. Except as set forth below, there have been no material changes to this information as of March 30, 2002.

Since our obligations under the Senior Credit Facility bear interest at floating rates, we are sensitive to changes in prevailing interest rates. During the quarter ended March 30, 2002, the interest rate swap and collars used to manage our long-term debt interest rate exposure expired, resulting in a $0.1 million mark-to-market gain on expiration. To minimize the impact of near term LIBOR base rate increases, on November 29, 2001 the Company elected to set its interest rate at the six-month LIBOR rate for approximately $99.6 million of its bank term loan debt, which fixed the LIBOR base rate at rates ranging from 2.1875% to 2.25% through May 29, 2002 for approximately 72% of floating rate debt outstanding as of March 30, 2002.

PART II  -     OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

        10.27 Simmons Retirement Savings Plan adopted February 1, 1987, as amended and restated January 1, 2002.

        10.27.1 First Amendment to the Simmons Retirement Savings Plan effective for years beginning after December 31, 2001.

        10.36 Retirement Plan for Simmons Company Employees adopted October 31, 1987, as amended and restated May 1, 1997.

        10.36.1 First Amendment to the Retirement Plan for Simmons Company Employees effective for years ending after December 31, 2001.

        10.37 Simmons Company Employee Stock Ownership Plan adopted January 31, 1988, as amended and restated December 29, 2001.

        10.37.1 First Amendment to the Simmons Company Employee Stock Ownership Plan effective for years ending after December 31, 2001.

        (b) Reports on Form 8-K

            On March 13, 2002, the Company filed with the Commission a Form 8-K which reported under Item 7 the Press Release dated March 12, 2002 announcing the results of operations for the fourth quarter and the full fiscal year of 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Simmons Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 SIMMONS COMPANY

By:                 /s/ William S. Creekmuir
           -----------------------------------------------
                        William S. Creekmuir
           Executive Vice President & Chief Financial Officer


Date:      May 9, 2002