Form 10-Q
period 2002-06-29
SIMMONS CO /GA/
filed 2002-08-06
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 29, 2002

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________

       Commission file number   333-76723
                               ---------

                                 SIMMONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      06-1007444
--------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

One Concourse Parkway, Suite 800, Atlanta, Georgia               30328-5369
--------------------------------------------------   --------------------------
         (Address of principal executive offices)               (Zip Code)

         Registrant's telephone number, including area code   (770) 512-7700
                                                           -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         The number of shares of the registrant's common stock outstanding as of August 6, 2002 was 31,964,452.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                 (in thousands)
                                   (Unaudited)

                                                         Quarter Ended         Six Months Ended
                                                         -------------         ----------------
                                                     June 29,    June 30,     June 29,    June 30,
                                                       2002        2001         2002        2001
                                                       ----        ----         ----        ----

Net sales                                           $ 154,527   $ 143,916    $ 331,774   $ 306,311
     Cost of products sold                             81,799      87,586      175,562     189,427
                                                    ---------   ---------    ---------   ---------
Gross margin                                           72,728      56,330      156,212     116,884

Operating expenses:
     Selling, general and administrative expenses      54,707      46,009      117,904      93,345
     Non-cash variable stock compensation expense       6,358       1,751        9,485       4,978
     ESOP expense                                           -         653            -       1,292
     Amortization of intangibles                          311       2,107        1,008       4,215
                                                    ---------   ---------    ---------   ---------
                                                       61,376      50,520      128,397     103,830
                                                    ---------   ---------    ---------   ---------
Operating income                                       11,352       5,810       27,815      13,054

     Interest expense, net                              6,464       8,194       13,269      16,669
     Other expense, net                                   450         608          784       1,257
                                                    ---------   ---------    ---------   ---------
          Income (loss) before income taxes             4,438      (2,992)      13,762      (4,872)
Income tax expense (benefit)                            1,731      (1,296)       5,367      (2,197)
                                                    ---------   ---------    ---------   ---------
          Net income (loss)                             2,707      (1,696)       8,395      (2,675)

Other comprehensive income (loss):
     Foreign currency translation adjustment                7          44           22          (8)
                                                    ---------   ---------    ---------   ---------
          Comprehensive income (loss)               $   2,714   $  (1,652)   $   8,417   $  (2,682)
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

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                           June 29,   December 29,
                                                             2002        2001*
                                                             ----        -----

ASSETS
Current assets:
     Cash and cash equivalents                             $  2,841    $  1,209
     Accounts receivable, less allowances for doubtful
          receivables, discounts, returns and allowances
          of $6,129 and $4,695                               68,695      70,896
     Inventories                                             22,184      24,400
     Deferred income taxes                                    6,507       5,296
     Other current assets                                    15,669      15,415
                                                           --------    --------
          Total current assets                              115,896     117,216
                                                           --------    --------

Property, plant and equipment, net                           40,518      45,276
Goodwill, net                                               172,643     172,643
Intangible assets, net                                        5,767       3,800
Deferred income taxes                                        28,589      34,706
Other assets                                                 14,199      12,025
                                                           --------    --------
                                                           $377,612    $385,666
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

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                               June 29,    December 29,
                                                                 2002          2001*
                                                                 ----          -----

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
     Current maturities of long-term debt                     $     582     $  12,147
     Accounts payable                                            31,102        29,306
     Accrued wages and benefits                                  15,907        13,410
     Accrued advertising and incentives                          15,460        16,783
     Accrued interest                                             5,111         5,785
     Other accrued expenses                                      10,521        10,787
                                                              ---------     ---------
          Total current liabilities                              78,683        88,218
                                                              ---------     ---------

Non-current liabilities:
    Long-term debt                                              269,101       283,767
    Post retirement benefit obligations other than pensions       4,221         4,221
    Accrued stock compensation                                   20,851        12,324
    Other                                                        13,704        11,375
                                                              ---------     ---------
          Total liabilities                                     386,560       399,905
                                                              ---------     ---------

Commitments and contingencies
Redemption obligation - ESOP                                     56,389        44,079

Common stockholder's deficit:
     Common stock, $.01 par value; 50,000 shares
          authorized; 31,964 issued and outstanding                 320           320
     Accumulated deficit                                        (65,554)      (58,513)
     Accumulated other comprehensive loss                          (103)         (125)
                                                              ---------     ---------
          Total common stockholder's deficit                    (65,337)      (58,318)
                                                              ---------     ---------
                                                              $ 377,612     $ 385,666
                                                              =========     =========





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

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                      Six Months Ended
                                                                    --------------------
                                                                     June 29,    June 30,
                                                                       2002       2001
                                                                       ----       ----
Cash flows from operating activities:
Net income (loss)                                                   $  8,395    $ (2,675)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization                                9,352      12,059
          ESOP expense                                                     -       1,293
          Provision for bad debts                                      1,434       3,863
          Provision for deferred income taxes                          4,906      (2,231)
          Non-cash interest expense                                    1,272       1,014
          Non-cash variable stock option compensation expense          9,485       4,978
          Other, net                                                    (115)        280
Net changes in operating assets and liabilities:
          Accounts receivable                                            767      (2,111)
          Inventories                                                  2,216         (83)
          Other current assets                                        (2,258)       (799)
          Accounts payable                                             1,796      (5,860)
          Accrued liabilities                                            446      (5,503)
          Other, net                                                  (2,074)     (3,084)
                                                                    --------    --------
            Net cash provided by operating activities                 35,622       1,142
                                                                    --------    --------

Cash flows from investing activities:
    Purchases of property, plant and equipment                        (1,794)     (2,806)
    Proceeds from disposals of property, plant and equipment, net        212           9
    Purchase of trademarks                                            (2,963)          -
                                                                    --------    --------
            Net cash used in investing activities                     (4,545)     (2,797)
                                                                    --------    --------

Cash flows from financing activities:
     Distribution to Simmons Holdings                                 (3,126)       (283)
     Proceeds from (payments of) Senior Credit Facility, net         (26,140)      1,013
     Payments on other long-term debt                                   (188)       (198)
     Payments of financing costs                                           -        (696)
                                                                    --------    --------
            Net cash used in financing activities                    (29,454)       (164)
                                                                    --------    --------

Net effect of exchange rate changes on cash                                9          (8)
                                                                    --------    --------
Change in cash and cash equivalents                                    1,632      (1,827)
Cash and cash equivalents, beginning of period                         1,209       3,061
                                                                    --------    --------
Cash and cash equivalents, end of period                            $  2,841    $  1,234
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

                        Simmons Company and Subsidiaries
       Consolidated Statements of Changes in Common Stockholder's Deficit
                      (in thousands, except share amounts)



                                                                                            Accumulated      Total
                                                                Additional                     Other
                                       Common       Common       Paid-In      Accumulated  Comprehensive  Stockholder's
                                       Shares       Stock        Capital        Deficit    (Loss) Income    Deficit
                                       ------       -----        -------        -------    -------------    -------

Balance at December 30, 2000         31,964,452   $      320             -    $  (36,658)   $      (64)   $  (36,402)
   Net loss                                   -            -             -        (1,132)            -        (1,132)
   Other comprehensive loss:
        Change in foreign currency
             translation                      -            -             -             -           (61)          (61)
                                                                              ----------    ----------    ----------
 Comprehensive loss                           -            -             -        (1,132)          (61)       (1,193)
   Excess of ESOP expense at fair
        market value over cost                -            -         1,743             -             -         1,743
   Increase in redemption
        obligation - ESOP based on
        fair market value                     -            -        (1,456)      (17,726)            -       (19,182)
   Distributions to Holdings                  -            -          (287)       (2,997)            -        (3,284)
                                     ----------   ----------    ----------    ----------    ----------    ----------
Balance at December 29, 2001         31,964,452          320             -       (58,513)         (125)      (58,318)
   Net income                                 -            -             -         8,395             -         8,395
   Other comprehensive income:
        Change in foreign currency
             translation
                                              -            -             -             -            22            22
                                                                              ----------    ----------    ----------
   Comprehensive income                       -            -             -         8,395            22         8,417
    Increase in redemption
        obligation - ESOP based on
        fair market value                     -            -             -       (12,310)            -       (12,310)
   Distributions to Holdings                  -            -             -        (3,126)            -        (3,126)
                                     ----------   ----------    ----------    ----------    ----------    ----------

 Balance at June 29, 2002
(unaudited)                          31,964,452   $      320 $           -    $  (65,554)   $     (103)   $  (66,337)
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

                        Simmons Company and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

         For purposes of this report the "Company" refers to Simmons Company and its subsidiaries, collectively. The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "Commission"). The accompanying unaudited condensed consolidated financial statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 29, 2002, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. These unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended December 29, 2001. Operating results for the period ended June 29, 2002, are not necessarily indicative of future results that may be expected for the year ending December 28, 2002.

         Effective December 30, 2001 (the first day of fiscal 2002), the Company adopted the provisions of Emerging Issues Task Force ("EITF") Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-9"). EITF 01-9 codifies and reconciles the Task Force consensuses on all or specific aspects of EITF Issues No. 00-14, Accounting for Certain Sales Incentives ("EITF 00-14"), No. 00-22, Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to be Delivered in the Future ("EITF 00-22"), and No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products ("EITF 00-25"), and identifies other related interpretive issues. EITF 01-9 requires certain selling expenses incurred by the Company, not previously reclassified, to be classified as reductions of sales. The Company adopted the provisions of EITF 00-22 on December 31, 2000. The Company has historically classified certain costs such as co-operative advertising, promotional money, and amortization of supply agreements covered by the provisions of EITF 01-9 as selling expenses which were recorded in selling, general and administrative expenses. The adoption of the remaining items included in EITF 01-9 (EITF 00-14 and EITF 00-25) resulted in a reduction in both net sales and selling, general and administrative expenses of $10.8 million for the quarter and $15.4 million for the six months ended June 29, 2002 and $16.6 million for the quarter and $33.8 million for the six months ended June 30, 2001. As reclassifications, these changes did not affect the Company's financial position or results of operations.

         Certain reclassifications of previously reported financial information were made to conform to the current presentation.

2.       Inventories

         A summary of inventory follows (amounts in thousands):

                                            June 29,        December 29,
                                              2002             2001
                                              ----             ----

            Raw materials                   $10,556          $13,263
            Work in progress                    988            1,029
            Finished goods                   10,640           10,108
                                            -------          -------
                                            $22,184          $24,400
                                            =======          =======


3.       Intangible Assets, Net

         A summary of intangible assets, net follows (amounts in thousands):

                                                  June 29, 2002                             December 29, 2001
                                      ----------------- ---------------------       ---------------- -----------------
                                       Gross Carrying       Accumulated                 Amount        Gross Carrying
                                           Amount           Amortization             Amortization      Accumulated
                                           ------           ------------             ------------      -----------

         Amortized
           intangible assets
              Patents                      $17,471           $(17,057)                  $17,454         $(16,045)
                                           -------           --------                   -------         --------
                Total                      $17,471           $(17,057)                  $17,454         $(16,045)
                                           =======           ========                   =======         ========

         Unamortized intangible
           assets
              Trademark                    $  5,353                                     $ 2,391
                                           --------                                     -------
                Total                      $  5,353                                     $ 2,391
                                           ========                                     =======


         Net income, exclusive of amortization expense (including any related tax effects) recognized in the second quarter and first six months of 2002 and 2001 related to goodwill, is as follows (amounts in thousands):

                                                     For the quarters ended                For the six months ended
                                                -------------------------------       --------------------------------
                                                  June 29,          June 30,               June 29,         June 30,
                                                   2002               2001                   2002             2001
                                                -------------    --------------       ----------------   -------------
   Reported net income (loss)                      $ 2,707           $(1,696)                $ 8,395       $ (2,675)
   Add back: goodwill amortization                       -             1,409                    -             2,818
                                                   -------           -------                 -------       --------
   Adjusted net income                             $ 2,707           $  (287)                $ 8,395       $    143
                                                   =======           =======                 =======       ========

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

--------------------------------------------------------------------------------


4.       Long-Term Debt

         A summary of long-term debt follows (amounts in thousands):

                                                                                  June 29,            December 29,
                                                                                    2002                  2001
                                                                                    ----                  ----

            Senior Credit Agreement:
                 Revolving Loan Facility                                         $      650            $        -
                 Tranche A Term Loan                                                 22,949                30,061
                 Tranche B Term Loan                                                 50,243                65,762
                 Tranche C Term Loan                                                 29,081                33,249
                                                                                 ----------            ----------
                  Total Senior Credit Facility                                      102,923               129,072
            Industrial Revenue Bonds, 7.00%, due 2017                                 9,700                 9,700
            Industrial Revenue Bonds, 4.52%, due 2016                                 4,400                 4,400
            Banco Santander Loan, 3.91%                                               2,436                 2,524
            10.25% Series Subordinated Notes due 2009                               150,000               150,000
            Other, including capital lease obligations                                  224                   218
                                                                                 ----------            ----------
                                                                                    269,683               295,914
            Less current portion                                                       (582)              (12,147)
                                                                                 ----------            ----------
                                                                                 $  269,101            $  283,767
                                                                                 ==========            ==========

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

         The indenture for the New Notes requires the Company to comply with certain restrictive covenants, including a restriction on dividends and limitations on the incurrence of indebtedness, certain payments and distributions, and sales of the Company's assets and stock.

         The New Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by all of our active domestic subsidiaries. Exclusive of the allocation of the debt and related interest of the Company, the total sales, total assets, cash flow from operations, income before income taxes, and stockholder's equity of the two active non-guarantor international subsidiaries combined was $5.6 million, $7.4 million, $0.6 million, $0.4 million, and $6.2 million, respectively, as of and for the six months ended June 29, 2002.

         The Senior Credit Facility, as amended, provided for loans of up to $250.0 million, consisting of a Term Loan Facility of $190.0 million and a Revolving Loan Facility of $60.0

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

--------------------------------------------------------------------------------

million. Following the prepayments made in fiscal 1999 from the proceeds of a private offering of 10.25% Series B Senior Subordinated Notes due 2009, the Term Loan Facility was reduced to approximately $166.0 million. Our indebtedness under the Senior Credit Facility bears interest at a floating rate, is guaranteed by Simmons Holdings, Inc., our parent company ("Simmons Holdings"), and all of our active domestic subsidiaries, and is collateralized by substantially all of our assets.

         The terms of the Senior Credit Facility required a mandatory prepayment in March 2002 of $11.6 million of the Company's outstanding term loans based upon the Company's Consolidated Excess Cash Flows (as defined in the Senior Credit Facility) for the year ended December 29, 2001. Such prepayment of term debt was allocated as follows: Term A - $2.7 million; Term B - $5.9 million; and Term C - $3.0 million. Additionally, in the second quarter of 2002, we voluntarily prepaid $15.2 million of outstanding term debt allocated as follows:
Term A - $3.1 million; Term B - $10.6 million; and Term C - $1.5 million.


         As a result of the improved operating performance of the Company and declining debt balances in the first quarter of 2002, on May 14, 2002 our interest rate margin for the Revolver and Tranche A term loans under the Senior Credit Facility declined 25 basis points. Based upon further operating performance improvement in the second quarter of 2002 and a further reduction of debt, effective August 9, 2002 our interest rate margin for Revolver and Tranche A term loans under the Senior Credit Facility will decline an additional 25 basis points. Following the August 9, 2002 interest rate margin reduction, borrowings under the Senior Credit Facility will bear interest at our choice of LIBOR or Prime plus the following applicable interest rate margins as follows:

                                                   LIBOR              Prime
                                           ------------------  -----------------
          Revolving Loan Facility                   2.00%              1.00%
          Tranche A Term Loan                       2.00%              1.00%
          Tranche B Term Loan                       3.25%              2.25%
          Tranche C Term Loan                       3.50%              2.50%

         The weighted average interest rates per annum in effect as of June 29, 2002 for the Revolving Loan Facility, Tranche A term, Tranche B term and Tranche C term loans were 4.13%, 4.42%, 5.31% and 5.52%, respectively.

         To minimize the impact of near term LIBOR base rate increases, on May 29, 2002 the Company elected to set its interest rate at the six-month LIBOR rate for approximately $59.0 million of its bank term loan debt, which fixed the LIBOR base rate at 2.125% through November 22, 2002 for approximately 54% of floating rate debt outstanding as of June 29, 2002.

         At June 29, 2002, the amount under the Revolving Credit Facility that was available to be drawn was $55.3 million, after giving effect to $0.7 million in borrowings and $4.0 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the Revolving Credit Facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

--------------------------------------------------------------------------------

letters of credit. The Company also may utilize the remaining availability under the Revolving Credit Facility to fund acquisitions and capital expenditures.

         The Senior Credit Facility requires the Company to maintain certain financial ratios including fixed-charge, cash interest coverage and leverage ratios. The Senior Credit Facility also contains covenants which, among other things, limit capital expenditures, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. As of June 29, 2002, we were in compliance with the financial covenants contained in all of our credit facilities.

5.       Contingencies

         From time to time we have been involved in various legal proceedings. We believe that all current litigation is routine in nature and incidental to the conduct of our business, and that none of this litigation, if determined adversely to us, would have a material adverse effect on our financial condition or results of our operations.

6.       Accounting Pronouncements

         The results for the quarter and six months ended June 30, 2002, include the effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 141 ("SFAS 141"), Business Combinations, and SFAS No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which resulted in a $1.4 million and $2.8 million, respectively, reduction in amortization of intangibles. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles are now evaluated against this new criteria. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. These items are not amortized into results of operations, but instead reviewed for impairment and written down through charges to results of operations in the periods in which their recorded value of goodwill is more than their fair value. The provisions of each statement, which also apply to intangible assets acquired prior to June 30, 2001, were adopted by the Company on December 30, 2001. Upon adoption of SFAS 142, the Company completed its impairment testing and did not recognize an impairment charge. For the quarter and six months ended June 30, 2001, amortization of goodwill and intangibles of $2.1 million and $4.2 million, respectively, would have been $0.7 million for the quarter and $1.4 million for the six months had SFAS 142 been adopted effective with the beginning of fiscal 2001.

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

--------------------------------------------------------------------------------

charge the retirement cost to expense using a systematic and rational method over the related asset's useful life and adjust the fair value of the liability resulting from the passage of time through charges to interest expense. The Company does not expect the adoption of SFAS 143 to have a material impact on the Company's financial position or results of operations.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions as it related to the disposal of a segment of a business. SFAS 144 clarifies and revises existing guidance on accounting for impairment of plant, property and equipment, amortizable intangibles and other long-lived assets not specifically addressed in other accounting literature. SFAS 144 also broadens the presentation of discontinued operations to include a component of an entity rather than only a segment of a business. The Company adopted this statement on December 30, 2001 (the first day of fiscal 2002) on a prospective basis. Adoption of this pronouncement did not have a significant impact on the consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 64, Extinguishment of Debt made to satisfy Sinking-Fund Requirements, and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after, transactions entered into after and financial statements issued on or subsequent to May 15, 2002. The Company adopted the provisions of this pronouncement for related transactions subsequent to May 15, 2002. Adoption of this pronouncement did not have a significant impact on the consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of net sales to certain items included in the Condensed Consolidated Statements of
Operations:

                                                 Quarter Ended       Six Months Ended
                                              -------------------- --------------------
                                               June 29,  June 30,   June 29,  June 30,
                                                 2002      2001       2002      2001
                                                -----     -----      -----     -----
Net sales                                       100.0%    100.0%     100.0%    100.0%
Cost of products sold                            52.9%     60.9%      52.9%     61.8%
                                                -----     -----      -----     -----
     Gross margin                                47.1%     39.1%      47.1%     38.2%
Selling, general and administrative expenses     35.4%     32.0%      35.5%     30.5%
Non-cash variable stock compensation expense      4.1%      1.2%       2.9%      1.6%
ESOP expense                                       - %      0.4%        - %      0.4%
Amortization of intangibles                       0.2%      1.5%       0.3%      1.4%
                                                -----     -----      -----     -----
     Operating income                             7.4%      4.0%       8.4%      4.3%
Interest expense, net                             4.2%      5.7%       4.0%      5.5%
Other expense, net                                0.3%      0.4%       0.3%      0.4%
                                                -----     -----      -----     -----
     Income (loss) before income taxes            2.9%     (2.1)%      4.1%     (1.6)%
Income tax expense (benefit)                      1.1%     (0.9)%      1.6%     (0.7)%
                                                -----     -----      -----     -----
    Net income (loss)                             1.8%     (1.2)%      2.5%     (0.9)%
                                                =====     =====      =====     =====



QUARTER ENDED JUNE 29, 2002 AS COMPARED TO QUARTER ENDED JUNE 30, 2001

         Net Sales. Net sales for the quarter ended June 29, 2002 increased $10.6 million, or 9.1%, to $154.5 million from $143.9 million for the second quarter of 2001. The increase was primarily due to (i) a 12.9%, or $19.1 million, increase in bedding average unit selling price due principally to a shift in sales mix to higher priced products; (ii) the opening of new distribution over the last year; and (iii) a reclassification for the quarter ended June 30, 2001 of $16.6 million of co-operative advertising, promotional money and amortization of supply agreement expenses from selling, general and administrative expense to a reduction of revenue resulting from the adoption of EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products. The comparable sales reduction for the second quarter of 2002 resulting from the adoption of EITF 01-9 was only $10.8 million due to the Company's adoption of a more stringent proof of advertising policy late in 2001. The increase in net sales for the second quarter of 2002 was offset in part by a decrease in bedding unit sales volume of 8.6% due to (i) the general economic slowdown; and (ii) the loss of high volume/low margin business as a result of bankruptcy and subsequent liquidation of several major customers. The aggregate net sales decline for customers which have filed for bankruptcy and gone out of business for the quarter ended June 30, 2002 versus the second quarter of 2001 totaled $3.5 million.

         Cost of Products Sold. As a percentage of net sales, cost of products sold for the quarter ended June 29, 2002 decreased 8.0 percentage points to 52.9% from 60.9% in the second quarter

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
--------------------------------------------------------------------------------

2002. The second quarter gross margin improvement to 47.1% in 2002 from 39.1% in 2001 reflects (i) the above mentioned increase in the bedding average unit selling price; (ii) the above mentioned lower EITF 01-9 related sales reductions in the second quarter of 2002 versus the second quarter of 2001; (iii) lower material costs due in part to our "Zero Waste" cost reduction initiative which began in 2001; and (iv) lower labor costs due to management of factory headcount and labor hours. The average factory worker headcount for the second quarter of 2002 was 10.7% lower than for the second quarter of 2001. Exclusive of the above mentioned reclassified expenses resulting from the adoption of EITF 01-9, our gross margin increased 5.1 percentage points to 50.5% for the quarter ended June 29, 2002 from 45.4% in the second quarter of 2001.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the quarter ended June 29, 2002 increased 3.4 percentage points to 35.4% from 32.0% in the second quarter of 2001. The increase from the second quarter of 2001 is principally attributable to the adoption of EITF 01-9 which resulted in certain costs, such as co-operative advertising, promotional money, and amortization of supply agreements that have historically been characterized as selling, general and administrative expenses, being characterized as a reduction of revenue. As previously mentioned there was a greater decrease of such costs in the second quarter of 2001 than in the second quarter of 2002. For the quarters ended June 29, 2002 and June 30, 2001, the total of such costs which were reclassified were $10.8 million and $16.6 million, respectively. Exclusive of the above mentioned reclassified expenses, selling, general and administrative expenses, as a percentage of net sales, for the quarter ended June 29, 2002 increased 0.6 percentage points to 39.6% in 2002 from 39.0% in 2001. This increase is primarily attributable to the (i) reclassification of certain expenditures related to our retail operations; (ii) increase in co-operative advertising due to the shift in sales mix toward products that have higher subsidies; and (iii) 2001 second quarter expenses having been reduced by the recognition of a non-recurring $1.5 million gain from the partial settlement of the obligation under our retiree health benefit plan.

         Non-cash variable stock compensation. Non-cash variable stock compensation expense for the quarter ended June 29, 2002 increased $4.6 million to $6.4 million from $1.8 million for the second quarter of 2001. The increase is attributable to an increase in the number of vested stock options outstanding at June 29, 2002 versus June 30, 2001 and a 15.7% increase in the underlying value of Simmons Holdings' common stock during the second quarter of 2002.

         ESOP Expense. In fiscal year 2001, we allocated the remaining ESOP shares to plan participants. Therefore, beginning with the first quarter of 2002, we no longer incur an expense associated with the ESOP plan.

         Amortization of Intangibles. Amortization of goodwill and intangibles decreased $1.8 million to $0.3 million for the quarter ended June 29, 2002 from $2.1 million in the second quarter of 2001 due principally to the adoption of SFAS 142 at the beginning of our 2002 fiscal year. As a result of the adoption of SFAS 142, we discontinued the amortization of goodwill and performed a transitional test of goodwill for impairment, which resulted in no impairment charge. Had this pronouncement been adopted at the beginning of 2001, amortization of goodwill and intangibles would have been $0.7 million in the second quarter of 2001.

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
--------------------------------------------------------------------------------

         Interest Expense, Net. Interest expense, net, decreased $1.7 million, or 21.1%, to approximately $6.5 million for the quarter ended June 29, 2002 from $8.2 million in the second quarter of 2001 due to lower Prime and LIBOR base rates, lower interest rate margins under our Senior Credit Facility borrowings, and decreased average outstanding borrowings.

         Other Expense, Net. Other expense, net, decreased $0.1 million to $0.5 million for the quarter ended June 29, 2002 compared to $0.6 million in the second quarter of 2001.

         Income Tax Benefit. Our effective tax rates of 39.0% and 43.3% for the quarters ended June 29, 2002 and June 30, 2001, respectively, differ from the federal statutory rate primarily because of state taxes and in 2001 non tax-deductible amortization of goodwill.

         Net Income. For the reasons set forth above, we had net income of $2.7 million for the quarter ended June 29, 2002 compared to a net loss of $1.7 million in second quarter of 2001.

         EBITDA. For the reasons set forth above, we had an EBITDA of $15.8 million, or 10.2% of net sales, for the quarter ended June 29, 2002 compared to $13.4 million, or 9.3% of net sales, for the second quarter of 2001. Our Adjusted EBITDA, as defined by our Senior Credit Facility, increased 45.7% to $22.2 million from $15.3 million in 2001 as set forth below:

                                                       Quarter Ended
                                                    --------------------
                                                    June 29,    June 30,
                                                     2002        2001
                                                    -------    -------
            EBITDA                                  $15,837    $13,399
            Non-cash variable stock compensation      6,358      1,751
            Interest income                              47        118
                                                    -------    -------
                 Adjusted EBITDA(a)                 $22,242    $15,268
                                                    =======    =======

         As a percentage of net sales, our Adjusted EBITDA improved 3.8 percentage points to 14.4% in 2002 from 10.6% in 2001.

         (a) EBITDA represents earnings before interest expense, income tax expense, extraordinary item, depreciation and amortization, ESOP expense, management fees and other non-operating charges. Adjusted EBITDA, as defined by our Senior Credit Facility, also permits the "add back" of interest income and certain non-cash charges, such as non-cash variable stock compensation. Management believes that EBITDA is a widely accepted financial indicator of a company's ability to service or incur debt and a similar measure is utilized for purposes of the covenants contained in the Senior Credit Facility and the Indenture. EBITDA and Adjusted EBITDA are not measurements of operating performance calculated in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and should not be considered substitutes for operating income, net income, cash flows from operating activities, or other statements of operations or cash flow data prepared in accordance with US GAAP, or as measures of profitability or liquidity. EBITDA and Adjusted EBITDA may not be indicative of our historical operating results, nor are they meant to be predictive of potential future results. In addition, EBITDA and Adjusted EBITDA as defined here are not presentations accepted by the Commission. Accordingly, any presentation of EBITDA or Adjusted EBITDA or any information concerning EBITDA or Adjusted EBITDA which may be included in a future filing with the Commission may be substantially different than the presentation included herein. Our calculation of EBITDA and Adjusted EBITDA may not be comparable to those recorded by other companies.

SIX MONTHS ENDED JUNE 29, 2002 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         Net Sales. Net sales for the six months ended June 29, 2002 increased $25.5 million, or 8.3%, to $331.8 million from $306.3 million for the first six months of 2001. The increase was primarily due to (i) a 13.7%, or $41.8 million, increase in bedding average unit selling price due principally to a shift in sales mix to higher priced products; (ii) the opening of new distribution over the last year; and (iii) a reclassification for the six months ended June 30, 2001 of $33.8 million of co-operative advertising, promotional money and amortization of supply agreement expenses from selling, general and administrative expense to a reduction of revenue resulting from the adoption of EITF 01-9. The comparable sales reduction for the six months of 2002 resulting from the adoption of EITF 01-9 was only $15.4 million due to the Company's adoption of a more stringent proof of advertising policy late in 2001. The increase in net sales for the first six months of 2002 was offset in part by a decrease in bedding unit sales volume of 11.8% due to (i) the general economic slowdown; and (ii) the loss of high volume/low margin business as a

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
--------------------------------------------------------------------------------

result of bankruptcy and subsequent liquidation of several major customers. The aggregate net sales decline for customers which have filed for bankruptcy and gone out of business for the six months ended June 30, 2002 versus the first six months of 2001 totaled $14.4 million.

         Cost of Products Sold. As a percentage of net sales, cost of products sold for the six months ended June 29, 2002 decreased 8.9 percentage points to 52.9% from 61.8% in the first six months of 2002. The six months gross margin improvement to 47.1% in 2002 from 38.2% in 2001 reflects (i) the above mentioned increase in the bedding average unit selling price; (ii) the above mentioned lower EITF 01-9 related sales reductions in the first six months of 2002 versus the first six months of 2001; (iii) lower material costs due in part to our "Zero Waste" cost reduction initiative which began in 2001; and (iv) lower labor costs due to management of factory headcount and labor hours. The average factory worker headcount for the first six months of 2002 was 12.6% lower than first six months of 2001. Exclusive of the above mentioned reclassified expenses resulting from the adoption of EITF 01-9, our gross margin increased 5.1 percentage points to 49.4% for the six months ended June 29, 2002 from 44.3% for the first six months of 2001.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the six months ended June 29, 2002 increased 5.0 percentage points to 35.5% from 30.5% in the first six months of 2001. The increase from the first six months of 2001 is principally attributable to the adoption of EITF 01-9 which resulted in certain costs, such as co-operative advertising, promotional money, and amortization of supply agreements that have historically been characterized as selling, general and administrative expenses, being characterized as a reduction of revenue. As previously mentioned, there was a greater decrease of such costs in the first six months of 2001 than in the first six months of 2002. For the six months ended June 29, 2002 and June 30, 2001, the total of such costs which were reclassified were $15.4 million and $33.8 million, respectively. Exclusive of the above mentioned reclassified expenses, selling, general and administrative expenses, as a percentage of net sales, for the six months ended June 29, 2002 increased 1.0 percentage point to 38.4% in 2002 from 37.4% in 2001. This increase is primarily attributable to the (i) reclassification of certain expenditures related to our retail operations; (ii) increase in co-operative advertising due to the shift in sales mix toward products that have higher subsidies; and (iii) 2001 second quarter expenses having been reduced by the recognition of a non-recurring $1.5 million gain from the partial settlement of the obligation under our retiree health benefit plan.

         Non-cash variable stock compensation. Non-cash variable stock compensation expense for the six months ended June 29, 2002 increased $4.5 million to $9.5 million from $5.0 million for the first six months of 2001. The increase is attributable to an increase in the number of vested stock options outstanding at June 29, 2002 versus June 30, 2001 and a 27.9% increase in the underlying value of Simmons Holdings' common stock during the first six months of 2002.

         ESOP Expense. In fiscal year 2001, we allocated the remaining ESOP shares to plan participants. Therefore, beginning with the first quarter of 2002, we no longer incur an expense associated with the ESOP plan.

         Amortization of Intangibles. Amortization of goodwill and intangibles decreased $3.2 million to $1.0 million for the six months ended June 29, 2002 from $4.2 million in the first six

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
--------------------------------------------------------------------------------

months of 2001 due principally to the adoption of SFAS 142 at the beginning of our 2002 fiscal year. As a result of the adoption of SFAS 142, we discontinued the amortization of goodwill and performed a transitional test of goodwill for impairment, which resulted in no impairment charge. Had this pronouncement been adopted at the beginning of 2001, amortization of goodwill and intangibles would have been $1.4 million for the first six months of 2001.

         Interest Expense, Net. Interest expense, net, decreased $3.4 million, or 20.4%, to approximately $13.3 million for the six months ended June 29, 2002 from $16.7 million in the first six months of 2001 due to lower Prime and LIBOR base rates, lowered interest rate margins under our Senior Credit Facility borrowings, and decreased average outstanding borrowings.

         Other Expense, Net. Other expense, net, decreased $0.5 million to $0.8 million for the six months ended June 29, 2002 compared to $1.3 million in the first six months of 2001.

         Income Tax Benefit. Our effective tax rates of 39.0% and 45.1% for the six months ended June 29, 2002 and June 30, 2001 differ from the federal statutory rate primarily because of state taxes and in 2001 non tax-deductible amortization of goodwill.

         Net Income. For the reasons set forth above, we had net income of $8.4 million for the six months ended June 29, 2002 compared to a net loss of $2.7 million in first six months of 2001.

         EBITDA. For the reasons set forth above, we had an EBITDA of $37.2 million, or 10.7% of net sales, for the six months ended June 29, 2002 compared to $27.0 million, or 7.9% of net sales, for the first six months of 2001. Our Adjusted EBITDA, as defined by our Senior Credit Facility, increased 45.3% to $46.7 million from $32.2 million in 2001 as set forth below:

                                                     Six Months Ended
                                                 ------------------------
                                                    June 29,   June 30,
                                                      2002       2001
                                                      ----       ----
            EBITDA                                  $37,167    $26,961
            Non-cash variable stock compensation      9,485      4,978
            Interest income                              86        234
                                                    -------    -------
                 Adjusted EBITDA(a)                 $46,738    $32,173
                                                    =======    =======

         As a percentage of net sales, our Adjusted EBITDA improved 3.6 percentage points to 14.1% in 2002 from 10.5% in 2001.

         (a) EBITDA represents earnings before interest expense, income tax expense, extraordinary item, depreciation and amortization, ESOP expense, management fees and other non-operating charges. Adjusted EBITDA, as defined by our Senior Credit Facility, also permits the "add back" of interest income and certain non-cash charges, such as non-cash variable stock compensation. Management believes that EBITDA is a widely accepted financial indicator of a company's ability to service or incur debt and a similar measure is utilized for purposes of the covenants contained in the Senior Credit Facility and the Indenture. EBITDA and Adjusted EBITDA are not measurements of operating performance calculated in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and should not be considered substitutes for operating income, net income, cash flows from operating activities, or other statements of operations or cash flow data prepared in accordance with US GAAP, or as measures of profitability or liquidity. EBITDA and Adjusted EBITDA may not be indicative of our historical operating results, nor are they meant to be predictive of potential future results. In addition, EBITDA and Adjusted EBITDA as defined here are not presentations accepted by the Commission. Accordingly, any presentation of EBITDA or Adjusted EBITDA or any information concerning EBITDA or Adjusted EBITDA which may be included in a future filing with the Commission may be substantially different than the presentation included herein. Our calculation of EBITDA and Adjusted EBITDA may not be comparable to those recorded by other companies.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of cash to fund liquidity needs are (i) net cash provided by operating activities and (ii) borrowings available under our Senior Credit Facility. Our primary use of funds consists of payments of principal and interest for our debt, capital expenditures and funding for working capital increases. In the first six months of 2002, our total debt declined by $26.2 million, compared to a total debt increase of $0.8 million in the first six months of 2001.

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
--------------------------------------------------------------------------------

Our operating activities provided cash of $35.6 million in the first six months of 2002 compared to $1.1 million provided in the first six months of 2001. The following items principally account for this increase: (i) net income of $8.4 million for the first six months of 2002 versus a $2.7 million net loss in the first six months of 2001; (ii) non-cash variable stock compensation expense increase of $4.5 million for the first six months of 2002 versus the comparable period of 2001; (iii) an aggregate operating assets decrease and liabilities increase of $0.5 million for the first six months of 2002 versus an operating assets increase and liabilities decrease of $18.0 million for the first six months of 2001; and (iv) deferred income tax expense of $5.4 million for the first six months of 2002 versus a $2.2 million deferred income tax benefit for the first six months of 2001. Due to the utilization of net operating loss carryforwards, we do not expect to make significant cash payments for federal or state income taxes in 2002.

Our capital expenditures totaled $1.8 million for the six months ended June 29, 2002. We expect to spend an aggregate of approximately $10.0 million for capital expenditures in fiscal year 2002. We believe that annual capital expenditure limitations in our Senior Credit Facility will not significantly inhibit us from meeting our ongoing capital expenditure needs.

During the first quarter of 2002, we reacquired rights to certain trademarks from a licensee for $3.0 million, including transaction fees.

The terms of the Senior Credit Facility required a mandatory prepayment in March 2002 of $11.6 million of the Company's outstanding term loans based upon the Company's Consolidated Excess Cash Flows (as defined in the Senior Credit Facility) for the year ended December 29, 2001. Such prepayment of term debt was allocated as follows: Term A - $2.7 million; Term B - $5.9 million; and Term C - $3.0 million. Additionally, in the second quarter of 2002, we voluntarily prepaid $15.2 million of outstanding term debt allocated as follows: Term A - $3.1 million; Term B - $10.6 million; and Term C - $1.5 million.

As of June 29, 2002, we had borrowings of $0.7 million and availability to borrow $55.4 million under our Revolving Credit Facility. We were in compliance with the financial covenants contained in all of our credit facilities as of June 29, 2002.

SEASONALITY/OTHER

Our sales volume is somewhat seasonal, with sales generally lower during the first quarter of each year than in the remaining three quarters of the year. Historically, our working capital borrowings have increased during the first half of each year and have decreased in the second half of each year. We also usually experience a seasonal fluctuation in profitability, with our gross profit percentage during the first quarter of each year usually slightly lower than those obtained in the remaining part of the year. We believe that seasonality of profitability is a factor that generally affects the conventional bedding industry, and that it is primarily due to retailers' emphasis in the first quarter on price reductions and promotional bedding and manufacturers' emphasis on close-outs of the prior year's product lines. These two factors together usually result in lower profit margins and can negatively impact sales as retailers reduce orders in anticipation of the new product line. However, since we did not close out our Beautyrest(R) 2000 line at the beginning of 2001, we consequently did not experience a lower profit margin in the first quarter of 2001. We believe the

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
--------------------------------------------------------------------------------

close-out of the Beautyrest(R) 2000 product line in the fourth quarter of 2001 and the introduction of the Beautyrest(R) 2002 had a negative effect on fourth quarter 2001 sales and a positive effect on first quarter 2002 sales.

ACCOUNTING PRONOUNCEMENTS

The results for the quarter and six months ended June 30, 2002, include the effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 141 ("SFAS 141"), Business Combinations, and SFAS No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which resulted in a $1.4 million and $2.8 million, respectively, reduction in amortization of intangibles. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles are now evaluated against this new criteria. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. These items are not amortized into results of operations, but instead reviewed for impairment and written down through charges to results of operations in the periods in which their recorded value of goodwill is more than their fair value. The provisions of each statement, which also apply to intangible assets acquired prior to June 30, 2001, were adopted by the Company on December 30, 2001. Upon adoption of SFAS 142, the Company completed its impairment testing and did not recognize an impairment charge. For the quarter and six months ended June 30, 2001, amortization of goodwill and intangibles of $2.1 million and $4.2 million, respectively, would have been $0.7 million for the quarter and $1.4 million for the six months had SFAS 142 been adopted effective with the beginning of fiscal 2001.

Effective December 30, 2001 (the first day of fiscal 2002), the Company adopted the provisions of Emerging Issues Task Force ("EITF") Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-9"). EITF 01-9 codifies and reconciles the Task Force consensuses on all or specific aspects of EITF Issues No. 00-14, Accounting for Certain Sales Incentives ("EITF 00-14"), No. 00-22, Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to be Delivered in the Future ("EITF 00-22"), and No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products ("EITF 00-25"), and identifies other related interpretive issues. EITF 01-9 requires certain selling expenses incurred by the Company, not previously reclassified, to be classified as reductions of sales. The Company adopted the provisions of EITF 00-22 on December 31, 2000. The Company has historically classified certain costs such as co-operative advertising, promotional money, and amortization of supply agreements covered by the provisions of EITF 01-9 as selling expenses which were recorded in selling, general and administrative expenses. The adoption of the remaining items included in EITF 01-9 (EITF 00-14 and EITF 00-25) resulted in a reduction in both net sales and selling, general and administrative expenses of $10.8 million for the quarter and $15.4 million for the six months ended June 29, 2002 and $16.6 million for the quarter and $33.8 million for the six months ended June 30, 2001. As reclassifications, these changes did not affect the Company's financial position or results of operations.

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), effective for the Company in January 2002. SFAS 143 addresses financial accounting and reporting of obligations associated

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
--------------------------------------------------------------------------------

with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with a corresponding increase in the carrying value of the related asset. Entities should subsequently charge the retirement cost to expense using a systematic and rational method over the related asset's useful life and adjust the fair value of the liability resulting from the passage of time through charges to interest expense. The Company does not expect the adoption of SFAS 143 to have a material impact on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions as it related to the disposal of a segment of a business. SFAS 144 clarifies and revises existing guidance on accounting for impairment of plant, property and equipment, amortizable intangibles and other long-lived assets not specifically addressed in other accounting literature. SFAS 144 also broadens the presentation of discontinued operations to include a component of an entity rather than only a segment of a business. The Company adopted this statement on December 30, 2001 (the first day of fiscal 2002) on a prospective basis. Adoption of this pronouncement did not have a significant impact on the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 64, Extinguishment of Debt made to satisfy Sinking-Fund Requirements, and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after, transactions entered into after and financial statements issued on or subsequent to May 15, 2002. The Company adopted the provisions of this pronouncement for related transactions subsequent to May 15, 2002. Adoption of this pronouncement did not have a significant impact on the consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 will be effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS


"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects," "intends," "projects" and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operating results, including expected benefits from our Better Sleep Through Science(R) philosophy. Any forward-looking statements contained in this report represent management's current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to, anticipated sales growth, success of new products, increased market share, reduction of manufacturing costs, generation of free cash flow and reduction of debt, changes in consumer confidence or demand, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Form 10-K for 2001 and the Form 10-Qs for the first, second, and third quarters of 2001 and the first quarter of 2002. The Company undertakes no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
--------------------------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Information relative to our market risk sensitive instruments by major category at December 29, 2001 is presented under Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2001. Except as set forth below, there have been no material changes to this information as of June 29, 2002.

         Since our obligations under the Senior Credit Facility bear interest at floating rates, we are sensitive to changes in prevailing interest rates. During the quarter ended March 30, 2002, the interest rate swap and collars used to manage our long-term debt interest rate exposure expired, resulting in a $0.1 million mark-to-market gain on expiration. To minimize the impact of near term LIBOR base rate increases, on May 29, 2002 the Company elected to set its interest rate at the six-month LIBOR rate for approximately $59.0 million of its bank term loan debt, which fixed the LIBOR base rate at 2.125% through November 22, 2002 for approximately 54% of floating rate debt outstanding as of June 29, 2002.

PART II  -    OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

              (a)      Exhibits

              10.38 Labor Agreement between the Company and The United Furniture Workers of America, Local No. 262 for all employees at the San Leandro, California plant of the Company excluding executives, sales employees, office workers, supervisors, foremen, timekeepers, watchmen, Teamsters or persons in any way identified with management for the period from April 1, 2002 to April 1, 2004.

              99.1     Chief Executive Officer Certification pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2     Chief Financial Officer Certification pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.

              (b)      Reports on Form 8-K

                  On May 10, 2002, the Company filed with the Commission a Form 8-K which reported under Item 9 the Press Release dated May 9, 2002 announcing the results of operations for the first quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Simmons Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 SIMMONS COMPANY

By:                              /s/ William S. Creekmuir
              ------------------------------------------------------------------
                                     William S. Creekmuir
                Executive Vice President & Chief Financial Officer

Date:         August 6, 2002