Form 10-Q
period 2002-09-28
SIMMONS CO /GA/
filed 2002-11-05
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 28, 2002

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

         Commission file number   333-76723
                                  ---------

                                 SIMMONS COMPANY
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                06-1007444
------------------------------------       -----------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

One Concourse Parkway, Suite 800, Atlanta, Georgia               30328-5369
--------------------------------------------------   -----------------------
         (Address of principal executive offices)                (Zip Code)

         Registrant's telephone number, including area code      (770) 512-7700
                                                              -----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         The number of shares of the registrant's common stock outstanding as of November 5, 2002 was 31,964,452.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                 (in thousands)
                                   (Unaudited)

                                                          Quarter Ended               Nine Months Ended
                                                          -------------               -----------------
                                                   September 28, September 29,  September 28, September 29,
                                                       2002         2001           2002         2001
                                                       ----         ----           ----         ----
Net sales                                            $ 182,515     $ 160,927     $ 514,289     $ 467,238
     Cost of products sold                              96,517        95,192       272,079       284,620
                                                     ---------     ---------     ---------     ---------
Gross profit                                            85,998        65,735       242,210       182,618

Operating expenses:
     Selling, general and administrative expenses       61,255        44,037       179,159       137,379
     Non-cash variable stock compensation expense        2,076           543        11,561         5,521
     ESOP expense                                         --             647          --           1,940
     Amortization of intangibles                             5         2,106         1,013         6,322
                                                     ---------     ---------     ---------     ---------
                                                        63,336        47,333       191,733       151,162
                                                     ---------     ---------     ---------     ---------
Operating income                                        22,662        18,402        50,477        31,456

     Interest expense, net                               6,293         7,722        19,562        24,398
     Other expense, net                                    493         1,550         1,277         2,799
                                                     ---------     ---------     ---------     ---------
          Income before income taxes                    15,876         9,130        29,638         4,259
Income tax expense                                       6,238         3,987        11,605         1,790
                                                     ---------     ---------     ---------     ---------
          Net income                                     9,638         5,143        18,033         2,469

Other comprehensive income (loss):
     Foreign currency translation adjustment               (50)          (44)          (28)          (52)
                                                     ---------     ---------     ---------     ---------
          Comprehensive income                       $   9,588     $   5,099     $  18,005     $   2,417
                                                     =========     =========     =========     =========





The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                         September 28,   December 29,
                                                              2002          2001*
                                                              ----          -----
ASSETS
Current assets:
     Cash and cash equivalents                                $  1,680   $  1,209
     Accounts receivable, less allowances for doubtful
          receivables, discounts, and returns of $6,357 and
          $4,695                                                81,325     70,896
     Inventories                                                19,894     24,400
     Deferred income taxes                                       7,516      5,296
     Other current assets                                       18,682     15,415
                                                              --------   --------
          Total current assets                                 129,097    117,216
                                                              --------   --------

Property, plant and equipment, net                              39,207     45,276
Goodwill, net                                                  172,643    172,643
Intangible assets, net                                           5,761      3,800
Deferred income taxes                                           21,920     34,706
Other assets                                                    13,527     12,025
                                                              --------   --------
                                                              $382,155   $385,666
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

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                           September 28,  December 29,
                                                               2002          2001*
                                                               ----          -----
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
     Current maturities of long-term debt                     $     543    $  12,147
     Accounts payable                                            35,672       29,306
     Accrued wages and benefits                                  19,077       13,410
     Accrued advertising and incentives                          20,881       16,783
     Accrued interest                                             1,684        5,785
     Other accrued expenses                                       9,432       10,787
                                                              ---------    ---------
          Total current liabilities                              87,289       88,218
                                                              ---------    ---------

Non-current liabilities:
    Long-term debt                                              253,625      283,767
    Post retirement benefit obligations other than pensions       4,239        4,221
    Accrued stock compensation                                   22,480       12,324
    Other                                                        14,038       11,375
                                                              ---------    ---------
          Total liabilities                                     381,671      399,905
                                                              ---------    ---------

Commitments and contingencies

Redemption obligation - ESOP                                     57,403       44,079

Common stockholder's deficit:
     Common stock, $.01 par value; 50,000 shares
          authorized; 31,964 issued and outstanding                 320          320
     Accumulated deficit                                        (57,086)     (58,513)
     Accumulated other comprehensive loss                          (153)        (125)
                                                              ---------    ---------
          Total common stockholder's deficit                    (56,919)     (58,318)
                                                              ---------    ---------
                                                              $ 382,155    $ 385,666
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

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                ----------------------------
                                                                 September 28,  September 29,
                                                                      2002         2001
                                                                      ----         ----
Cash flows from operating activities:
Net income                                                          $ 18,033    $  2,469
Adjustments to reconcile net income to net cash
  provided by operating activities:
          Depreciation and amortization                               13,711      17,566
          ESOP expense                                                  --         1,940
          Provision for accounts receivable                            1,662       5,078
          Provision for deferred income taxes                         10,566       1,444
          Non-cash interest expense                                    1,982       1,528
          Non-cash variable stock option compensation expense         11,561       5,521
          Other, net                                                    (115)      1,125
Net changes in operating assets and liabilities:
          Accounts receivable                                        (12,091)     (2,285)
          Inventories                                                  4,506       1,336
          Other current assets                                        (6,441)     (2,948)
          Accounts payable                                             6,366      (5,003)
          Accrued liabilities                                          4,521      (6,485)
          Other, net                                                  (2,207)       (993)
                                                                    --------    --------
            Net cash provided by operating activities                 52,054      20,293
                                                                    --------    --------

Cash flows from investing activities:
    Purchases of property, plant and equipment                        (3,623)     (4,003)
    Proceeds from disposals of property, plant and equipment, net        168         187
    Purchase of trademarks                                            (2,963)       --
                                                                    --------    --------
            Net cash used in investing activities                     (6,418)     (3,816)
                                                                    --------    --------

Cash flows from financing activities:
     Distributions to Simmons Holdings                                (3,282)     (3,145)
     Payments of Senior Credit Facility, net                         (41,571)    (10,781)
     Payments on other long-term debt                                   (272)       (272)
     Payments of financing costs                                        --          (706)
                                                                    --------    --------
            Net cash used in financing activities                    (45,125)    (14,904)
                                                                    --------    --------

Net effect of exchange rate changes on cash                              (40)        (52)
                                                                    --------    --------
Change in cash and cash equivalents                                      471       1,521
Cash and cash equivalents, beginning of period                         1,209       3,061
                                                                    --------    --------
Cash and cash equivalents, end of period                            $  1,680    $  4,582
                                                                    ========    ========





    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
       Consolidated Statements of Changes in Common Stockholder's Deficit
                      (in thousands, except share amounts)
                                   (Unaudited)




                                                                                          Accumulated
                                                               Additional                   Other          Total
                                      Common       Common        Paid-In    Accumulated  Comprehensive  Stockholder's
                                      Shares        Stock        Capital      Deficit    (Loss) Income    Deficit
                                    ----------   ----------    ----------    ----------    ----------    ----------
Balances at December 30, 2000*       31,964,452   $      320          --      $  (36,658)   $      (64)   $  (36,402)
   Net loss                                --           --            --          (1,132)         --          (1,132)
   Other comprehensive loss:
        Change in foreign currency
             translation                   --           --            --            --             (61)          (61)
                                                                              ----------    ----------    ----------
 Comprehensive loss                        --           --            --          (1,132)          (61)       (1,193)
   Excess of ESOP expense at fair
        market value over cost             --           --           1,743          --            --           1,743
   Increase in redemption
        obligation - ESOP based on
        fair market value                  --           --          (1,456)      (17,726)         --         (19,182)
   Distributions to Holdings               --           --            (287)       (2,997)         --          (3,284)
                                     ----------   ----------    ----------    ----------    ----------    ----------
Balances at December 29, 2001*       31,964,452          320          --         (58,513)         (125)      (58,318)

   Net income                              --           --            --          18,033          --          18,033
   Other comprehensive loss:
        Change in foreign currency
             translation                   --           --            --            --             (28)          (28)
                                                                              ----------    ----------    ----------
   Comprehensive income                    --           --            --          18,033          (153)       18,005
    Increase in redemption
        obligation - ESOP based on
        fair market value                  --           --            --         (13,324)         --         (13,324)
   Distributions to Holdings               --           --            --          (3,282)         --          (3,282)
                                     ----------   ----------    ----------    ----------    ----------    ----------
 Balances at September 28, 2002      31,964,452   $      320    $     --      $  (57,086)   $     (153)   $  (56,919)
                                     ==========   ==========    ==========    ==========    ==========    ==========



*Derived from the Company's 2000 and 2001 audited Consolidated Financial
 Statements.







    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)



1.       Basis of Presentation

         For purposes of this report the "Company" refers to Simmons Company and its subsidiaries, collectively. The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "Commission"). The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 28, 2002, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. These unaudited Condensed Consolidated Financial Statements should be read together with the Company's Annual Report on Form 10-K for the year ended December 29, 2001. Operating results for the periods ended September 28, 2002, are not necessarily indicative of future results that may be expected for the year ending December 28, 2002.

         Effective December 30, 2001 (the first day of fiscal 2002), the Company adopted the provisions of Emerging Issues Task Force ("EITF") Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-9"). EITF 01-9 codifies and reconciles the Task Force consensuses on all or specific aspects of EITF Issues No. 00-14, Accounting for Certain Sales Incentives ("EITF 00-14"), No. 00-22, Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to be Delivered in the Future ("EITF 00-22"), and No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products ("EITF 00-25"), and identifies other related interpretive issues. EITF 01-9 requires certain selling expenses incurred by the Company, not previously reclassified, to be classified as reductions of sales. The Company adopted the provisions of EITF 00-22 on December 31, 2000. Certain costs, such as co-operative advertising, promotional money, and amortization of supply agreements, were historically recorded in selling, general and administrative expenses but are now classified as a reduction of net sales under the provisions of EITF 01-9. The adoption of EITF 01-9 resulted in a reduction in both net sales and selling, general and administrative expenses of $11.0 million and $26.4 million for the quarter and nine months ended September 28, 2002 and $16.7 million and $50.5 million for the quarter and nine months ended September 29, 2001. As reclassifications, these changes did not affect the Company's financial position or results of operations.

         Certain reclassifications of previously reported financial information were made to conform to the current presentation.

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

2.       Inventories

         A summary of inventory follows (amounts in thousands):

                                     September 28,       December 29,
                                          2002             2001
                                          ----             ----

         Raw materials                   $ 9,138            $13,263
         Work in progress                    845              1,029
         Finished goods                    9,911             10,108
                                         -------            -------
                                         $19,894            $24,400
                                         =======            =======




3.       Intangible Assets, Net

         A summary of intangible assets, net follows (amounts in thousands):

                                                September 28, 2002                          December 29, 2001
                                      ----------------- ---------------------       ---------------- -----------------
                                                                                     Gross
                                       Gross Carrying       Accumulated             Carrying        Accumulated
                                           Amount           Amortization              Amount        Amortization
                                       --------------       ------------            --------        ------------

         Amortized
           intangible assets
              Patents                      $17,441           $(17,033)              $17,454         $(16,045)
                                            ------            -------                ------          -------
                Total                      $17,441            $(17,033)             $17,454         $(16,045)
                                            ======             =======               ======          =======

         Unamortized intangible
           assets
              Trademark                    $ 5,353                                  $ 2,391
                                            ------                                   ------
                Total                      $ 5,353                                  $ 2,391
                                            ======                                   ======


         Net income, exclusive of amortization expense (including any related tax effects) recognized in the third quarter and first nine months of 2002 and 2001 related to goodwill, is as follows (amounts in thousands):

                                                 For the quarters ended                      For the nine months ended
                                       -------------------------------------------    -----------------------------------------
                                       September 28, 2002      September 29, 2001     September 28, 2002    September 29, 2001
                                       --------------------    -------------------    ------------------    -------------------
Reported net income                               $9,638               $5,143                $18,033              $2,469
  Add back: goodwill
    amortization                                     --                 1,409                    --                4,228
                                                  ------               ------                -------              ------

   Adjusted net income                            $9,638               $6,552                $18,033              $6,697
                                                   =====                =====                 ======               =====

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)


4.       Long-Term Debt

         A summary of long-term debt follows (amounts in thousands):

                                                       September 28, December 29,
                                                          2002           2001
                                                          ----            ----
Senior Credit Agreement:
     Revolving Loan Facility                           $   1,650      $    --
     Tranche A Term Loan                                  19,300         30,061
     Tranche B Term Loan                                  47,568         65,762
     Tranche C Term Loan                                  19,006         33,249
                                                       ---------      ---------
      Total Senior Credit Facility                        87,524        129,072
Industrial Revenue Bonds, 7.00%, due 2017                  9,700          9,700
Industrial Revenue Bonds, 4.52%, due 2016                  4,400          4,400
Banco Santander Loan, 3.91%                                2,364          2,524
10.25% Series B Senior Subordinated Notes,
  due 2009                                               150,000        150,000
Other, including capital lease obligations                   180            218
                                                       ---------      ---------
                                                         254,168        295,914
Less current portion                                        (543)       (12,147)
                                                       ---------      ---------
                                                       $ 253,625      $ 283,767
                                                       =========      =========

         The 10.25% Series B Senior Subordinated Notes due 2009 ("New Notes") bear interest at the rate of 10.25% per annum and are payable semi-annually in cash in arrears on March 15 and September 15. The New Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company.

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

         The New Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by all of our active domestic subsidiaries. Exclusive of the allocation of the debt and related interest of the Company, the total sales, total assets, cash flow from operations, income before income taxes, and stockholder's equity of the three active non-guarantor international subsidiaries combined was $8.4 million, $7.3 million, $28 thousand, $0.5 million, and $6.3 million, respectively, as of and for the nine months ended September 28, 2002.

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

         The Senior Credit Facility, as amended, provided for loans of up to $250.0 million, consisting of a Term Loan Facility of $190.0 million and a Revolving Loan Facility (the "Revolver") of $60.0 million. Following the prepayments made in fiscal 1999 from the proceeds of a private offering of the New Notes, the Term Loan Facility was reduced to approximately $166.0 million. Our indebtedness under the Senior Credit Facility bears interest at a floating rate, is guaranteed by Simmons Holdings, Inc., our parent company ("Holdings"), and all of our active domestic subsidiaries, and is collateralized by substantially all of our assets.

         The terms of the Senior Credit Facility required a mandatory prepayment in March 2002 of $11.6 million of the Company's outstanding term loans based upon the Company's Consolidated Excess Cash Flows (as defined in the Senior Credit Facility) for the year ended December 29, 2001. Such prepayment of term debt was allocated as follows: Term A - $2.7 million; Term B - $5.9 million; and Term C - $3.0 million. Additionally, in the first nine months of 2002, we voluntarily prepaid $31.6 million of outstanding term debt allocated as follows:
Term A - $6.7 million; Term B - $13.3 million; and Term C - $11.6 million.

         As a result of the improved operating performance of the Company and declining debt balances in the first six months of 2002, on August 9, 2002 our interest rate margin for the Revolver and Tranche A term loans under the Senior Credit Facility declined 25 basis points. Borrowings under the Senior Credit Facility bear interest at our choice of LIBOR or Prime plus the following applicable interest rate margins as follows:

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

         The weighted average interest rates per annum in effect as of September 28, 2002 for the Revolver, Tranche A term, Tranche B term and Tranche C term loans were 5.75%, 4.24%, 5.36% and 5.64%, respectively.

         To minimize the impact of near term LIBOR base rate increases, on May 29, 2002 the Company elected to set its interest rate at the six-month LIBOR rate for approximately $59.0 million of its bank term loan debt, which fixed the LIBOR base rate at 2.125% through November 22, 2002 for approximately 64% of floating rate debt outstanding as of September 28, 2002.

         At September 28, 2002, the amount under the Revolver that was available to be drawn was $54.6 million, after giving effect to $1.7 million in borrowings and $3.7 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the Revolver may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the Revolver to fund acquisitions and capital expenditures.

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

         The Senior Credit Facility requires the Company to maintain certain financial ratios including fixed-charge, cash interest coverage and leverage ratios. The Senior Credit Facility also contains covenants which, among other things, limit capital expenditures, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. As of September 28, 2002, we were in compliance with the financial covenants contained in all of our credit facilities.

         Effective October 21, 2002, the Company amended its Senior Credit
         Facility:

         - to permit the Company to repurchase (in the open market) up to $20 million of outstanding New Notes;

         - to permit the Company to repurchase Holdings' Junior Subordinated PIK Notes as permitted by the indenture for the New Notes;

         - to modify the definition of Consolidated Excess Free Cash Flow and deduct $9.3 million from the fiscal year 2002 excess free cash flow mandatory payment;

         - to permit restricted payments (as defined in the Senior Credit Facility) of $6 million to deceased, terminated or retired management shareholders in fiscal year 2002;

         - to allow for a $7.5 million investment in an international captive insurance company;

         - to eliminate the requirement that the Company must fix the interest rate on at least 50% of the principal amount of outstanding term loans;

         - to increase the annual asset sale basket from $3 million to $10 million;

         - to adjust the definition of Management Fees and increase the overall cap to $3 million from $2.25 million;

         - to provide an option for a 12 month LIBOR interest rate period in the Revolver and the Tranche A term loan; and

         -        to provide for more restrictive financial covenants.

5.       Contingencies

         From time to time we have been involved in various legal proceedings. We believe that all current litigation is routine in nature and incidental to the conduct of our business, and that none of this litigation, if determined adversely to us, would have a material adverse effect on our financial condition or results of our operations.

6.       Related Party Transactions

         For the quarter and nine months ended September 28, 2002, we had sales of approximately $3.3 million and $7.7 million, respectively, of finished mattress products pursuant to our supply agreement with SC Holdings, Inc., an entity controlled by affiliates of Fenway Partners, Inc. ("Fenway"). For the quarter and nine months ended September 29, 2001, we had sales of approximately $2.9 million and $10.3 million, respectively, to SC Holdings, Inc. Two directors

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

of the Company are directors of such entity. We believe that the terms on which mattresses are supplied to this related party are not materially less favorable than those that might reasonably be obtained in a comparable transaction at such time at an arm's length basis from a person that is not an affiliate or related party.

         The Company, Holdings and Fenway have entered into a management agreement (the "Fenway Advisory Agreement") pursuant to which Fenway provides strategic advisory services to the Company. In exchange for such services, the Company has agreed to pay Fenway (i) annual management fees of the greater of 0.25% of net sales for the prior fiscal year or 2.5% of Adjusted EBITDA for the prior fiscal year, not to exceed $3.0 million; (ii) fees in connection with the consummation of any acquisition transactions for Fenway's assistance in negotiating such transactions; and (iii) certain fees and expenses, including legal and accounting fees and any out-of-pocket expenses, incurred by Fenway in connection with providing services to the Company. Included in other expense in the accompanying Consolidated Statements of Operations is $0.5 million and $1.4 million for the quarter and nine months ended September 28, 2002 and $0.7 million and $1.7 million for the quarter and nine months ended September 29, 2001 related to the Fenway Advisory Agreement.

         The Company entered into an agreement with Holdings pursuant to which the Company agreed to reimburse Holdings for certain expenses incident to Holdings' ownership of the Company's capital stock for as long as Holdings and the Company file consolidated federal income tax returns. Such expenses include franchise taxes and other fees required to maintain Holdings' corporate existence; operating costs incurred by Holdings attributable to its ownership of the Company's capital stock not to exceed $0.9 million per fiscal year; federal, state and local taxes paid by Holdings and attributable to income of the Company and its subsidiaries other than taxes arising from the sale or exchange by Holdings of the Company's common stock; the purchase price of capital stock or options to purchase capital stock of Holdings owned by former employees of the Company or its subsidiaries, including interest expense on related notes payable to the former employees for any unpaid purchase price, generally not to exceed $2.5 million per year, except for 2002 in which these payments cannot exceed $6.0 million, permitted under the Senior Credit Facility, as amended, and subject to limitations under the indenture for the New Notes; and registration expenses incurred by Holdings incident to a registration of any capital stock of Holdings under the Securities Act.


6.       Accounting Pronouncements

         The results for the quarter and nine months ended September 28, 2002, include the effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 141 ("SFAS 141"), Business Combinations, and SFAS No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which resulted in a $1.4 million and $4.2 million, respectively, reduction in amortization of intangibles. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles are now evaluated against this new criteria. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. These items are not amortized into results of

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

operations, but instead reviewed for impairment and written down through charges to results of operations in the periods in which their recorded value of goodwill is more than their fair value. The provisions of each statement, which also apply to intangible assets acquired prior to June 30, 2001, were adopted by the Company on December 30, 2001 (beginning of fiscal 2002). Upon adoption of SFAS 142, the Company completed its impairment testing and did not recognize an impairment charge. For the quarter and nine months ended September 29, 2001, amortization of goodwill and intangibles of $2.1 million and $6.3 million, respectively, would have been $0.7 million for the quarter and $2.1 million for the nine months had SFAS 142 been adopted effective with the beginning of fiscal 2001.


        In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), effective for the Company in January 2002. SFAS 143 addresses financial accounting and reporting of obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with a corresponding increase in the carrying value of the related asset. Entities should subsequently charge the retirement cost to expense using a systematic and rational method over the related asset's useful life and adjust the fair value of the liability resulting from the passage of time through charges to interest expense. Adoption of this pronouncement did not have a material impact on the consolidated financial statements.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of , and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions as it related to the disposal of a segment of a business. SFAS 144 clarifies and revises existing guidance on accounting for impairment of plant, property and equipment, amortizable intangibles and other long-lived assets not specifically addressed in other accounting literature. SFAS 144 also broadens the presentation of discontinued operations to include a component of an entity rather than only a segment of a business. The Company adopted this statement on December 30, 2001 (the first day of fiscal 2002) on a prospective basis. Adoption of this pronouncement did not have a material impact on the consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 64, Extinguishment of Debt made to satisfy Sinking-Fund Requirements, and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after, transactions entered into after and financial statements issued on or subsequent to May 15, 2002. The Company adopted the provisions of this pronouncement for related transactions subsequent to May 15, 2002. Adoption of this pronouncement did not have a material impact on the consolidated financial statements.


         In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of net sales to certain items included in the Condensed Consolidated Statements of
Operations:

                                                                  Quarter Ended                 Nine Months Ended
                                                          ----------------------------   ------------------------------
                                                            Sept. 28,      Sept. 29,       Sept. 28,       Sept. 29,
                                                               2002           2001            2002            2001
                                                               ----           ----            ----            ----
Net sales                                                     100.0%         100.0%          100.0%         100.0%
Cost of products sold                                          52.9%          59.2%           52.9%          60.9%
                                                               ----           ----          ------           ----
     Gross profit                                              47.1%          40.8%           47.1%          39.1%
Selling, general and administrative expenses                   33.6%          27.4%           34.8%          29.4%
Non-cash variable stock compensation expense                    1.1%           0.3%            2.3%           1.2%
ESOP expense                                                       - %         0.4%               - %         0.4%
Amortization of intangibles                                     0.0%           1.3%            0.2%           1.4%
                                                                ---            ---             ---            ---
     Operating income                                          12.4%          11.4%            9.8%           6.7%
Interest expense, net                                           3.4%           4.8%            3.8%           5.2%
Other expense, net                                              0.3%           1.0%            0.3%           0.6%
                                                                ---           ----             ---           ----
     Income before income taxes                                 8.7%           5.6%            5.7%           0.9%
Income tax expense                                              3.4%           2.5%            2.2%           0.4%
                                                                ---            ---             ---            ---
    Net income                                                  5.3%           3.1%            3.5%           0.5%
                                                                ===            ===             ===            ===



QUARTER ENDED SEPTEMBER 28, 2002 AS COMPARED TO QUARTER ENDED SEPTEMBER 29, 2001

         Net Sales. Net sales for the quarter ended September 28, 2002 increased $21.6 million, or 13.4%, to $182.5 million from $160.9 million for the third quarter of 2001. The increase was primarily due to (i) a 9.5%, or $16.9 million, increase in bedding average unit selling price due principally to a shift in sales mix to higher priced products; (ii) new customers added over the last year; and (iii) a reclassification for the quarter ended September 29, 2001 of $16.7 million of co-operative advertising, promotional money and amortization of supply agreement expenses from selling, general and administrative expense to a reduction of revenue resulting from the adoption of EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products, at the beginning of fiscal year 2002. The sales reduction for the third quarter of 2002 resulting from the adoption of EITF 01-9 was only $11.0 million due to the Company's adoption of a more stringent proof of advertising policy late in 2001 compared to $16.7 million for the third quarter of 2001. Net sales, exclusive of EITF 01-9 reclassifications, for the quarter ended September 28, 2002 increased $15.9 million, or 8.9%, compared to the quarter ended September 29, 2001. The increase in net sales for the third quarter of 2002 was offset in part by a decrease in bedding unit sales volume of 2.3% due largely to the general economic slowdown.


         Cost of Products Sold. As a percentage of net sales, cost of products sold for the quarter ended September 28, 2002 decreased 6.3 percentage points to 52.9% from 59.2% in the third quarter 2001. The third quarter gross margin improvement to 47.1% in 2002 from 40.8% in 2001

     Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations
------------------------------------------------------------------------------

reflects (i) the above mentioned increase in the bedding average unit selling price; (ii) the above mentioned lower EITF 01-9 related sales reductions in the third quarter of 2002 versus the third quarter of 2001; (iii) lower material costs due in part to our "Zero Waste" cost reduction initiative which began in 2001; and (iv) lower labor costs due to management of factory headcount and labor hours. The average factory worker headcount for the third quarter of 2002 was 5.7% lower than for the third quarter of 2001. Exclusive of the above mentioned reclassified expenses resulting from the adoption of EITF 01-9, our gross margin increased 3.7 percentage points to 50.1% for the quarter ended September 28, 2002 from 46.4% in the third quarter of 2001.


         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the quarter ended September 28, 2002 increased 6.2 percentage points to 33.6% from 27.4% in the third quarter of 2001. The increase from the third quarter of 2001 is principally attributable to the adoption of EITF 01-9 which resulted in certain costs, such as co-operative advertising, promotional money, and amortization of supply agreements that have historically been characterized as selling, general and administrative expenses, being characterized as a reduction of revenue. As previously mentioned there was a greater amount of such costs reclassified in the third quarter of 2001 than in the third quarter of 2002. For the quarters ended September 28, 2002 and September 29, 2001, the total of such costs which were reclassified were $11.0 million and $16.7 million, respectively. Selling, general and administrative expenses, inclusive of the expenses characterized as a reduction of revenue, as a percentage of net sales, for the quarter ended September 28, 2002 increased 3.1 percentage points to 37.3% in 2002 from 34.2% in 2001. This increase is primarily attributable to the (i) reclassification of certain expenditures related to our retail operations; (ii) an increase in print media expenditures which occurred in the third quarter of 2002 that did not occur in 2001; and (iii) an increase in co-operative advertising expenditures due to the shift in sales mix toward products that have higher subsidies.


         Non-cash variable stock compensation. Non-cash variable stock compensation expense for the quarter ended September 28, 2002 increased $1.6 million to $2.1 million from $0.5 million for the third quarter of 2001. The increase was attributable to an increase in the number of vested stock options outstanding at September 28, 2002 versus September 29, 2001 and a 2.3% increase in the underlying value of Holdings' common stock during the third quarter of 2002.

         ESOP Expense. In fiscal year 2001, we allocated the remaining ESOP shares to plan participants. Therefore, beginning with the first quarter of 2002, we no longer incur an expense associated with the ESOP plan.

         Amortization of Intangibles. Amortization of goodwill and intangibles decreased $2.1 million in the third quarter ended September 28, 2002 from $2.1 million in the third quarter of 2001 due principally to the adoption of SFAS 142 at the beginning of our 2002 fiscal year. As a result of the adoption of SFAS 142, we discontinued the amortization of goodwill and performed a transitional test of goodwill for impairment, which resulted in no impairment charge. Had this pronouncement been adopted at the beginning of 2001, amortization of goodwill and intangibles would have been $0.7 million in the third quarter of 2001.

     Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations
-------------------------------------------------------------------------------


         Interest Expense, Net. Interest expense, net, decreased $1.4 million, or 18.5%, to approximately $6.3 million for the quarter ended September 28, 2002 from $7.7 million in the third quarter of 2001. The decrease in interest expense resulted from lower Prime and LIBOR base rates, lower interest rate margins under our Senior Credit Facility borrowings, and decreased average outstanding borrowings.

         Other Expense, Net. Other expense, net, decreased $1.1 million primarily due to the write-off in the third quarter of 2001 of $0.8 million of acquisition costs related to a non-consummated transaction.

         Income Tax Benefit. Our effective tax rates of 39.3% and 43.7% for the quarters ended September 28, 2002 and September 29, 2001, respectively, differ from the federal statutory rate primarily because of state taxes and in 2001 non tax-deductible amortization of goodwill.

         Net Income. For the reasons set forth above, we had net income of $9.6 million for the quarter ended September 28, 2002 compared to a net income of $5.1 million in third quarter of 2001.


         EBITDA. For the reasons set forth above, we had an EBITDA of $27.0 million, or 14.8% of net sales, for the quarter ended September 28, 2002 compared to $24.0 million, or 14.9% of net sales, for the third quarter of 2001. Our Adjusted EBITDA, as defined below, increased 18.5% to $29.2 million from $24.6 million in 2001 as set forth below:


                                                    Quarter Ended
                                          ---------------------------------
                                               Sept. 28,       Sept. 29,
                                                 2002            2001
                                               ---------      ----------
EBITDA(a)                                       $27,021        $23,996
Non-cash variable stock compensation              2,076            543
Interest income                                      65             67
                                                -------        -------
     Adjusted EBITDA(a)                         $29,162        $24,606
                                                =======        =======

         As a percentage of net sales, our Adjusted EBITDA improved 0.7 percentage points to 16.0% in 2002 from 15.3% in 2001.


         (a) EBITDA represents earnings before interest expense, income tax expense, depreciation and amortization, ESOP expense, management fees, changes in the fair market value of derivative instruments, and acquisition costs related to a non-consummated transaction. Adjusted EBITDA, as defined by our Senior Credit Facility, is calculated as EBITDA plus interest income and non-cash variable stock compensation. Management believes that EBITDA is a widely accepted financial indicator of a company's ability to service or incur debt and a similar measure is utilized for purposes of the covenants contained in the Senior Credit Facility and the Indenture. EBITDA and Adjusted EBITDA are not measurements of operating performance calculated in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and should not be considered substitutes for operating income, net income, cash flows from operating activities,

     Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations
-------------------------------------------------------------------------------

                  or other statements of operations or cash flow data prepared in accordance with US GAAP, or as measures of profitability or liquidity. EBITDA and Adjusted EBITDA may not be indicative of our historical operating results, nor are they meant to be predictive of potential future results. In addition, EBITDA and Adjusted EBITDA as defined here are not presentations accepted by the Commission. Accordingly, any presentation of EBITDA or Adjusted EBITDA or any information concerning EBITDA or Adjusted EBITDA which may be included in a future filing with the Commission may be substantially different than the presentation included herein. Our calculation of EBITDA and Adjusted EBITDA may not be comparable to those recorded by other companies.

NINE MONTHS ENDED SEPTEMBER 28, 2002 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 29, 2001


         Net Sales. Net sales for the nine months ended September 28, 2002 increased $47.1 million, or 10.1%, to $514.3 million from $467.2 million for the first nine months of 2001. The increase was primarily due to (i) a 12.4%, or $65.0 million, increase in bedding average unit selling price due principally to a shift in sales mix to higher priced products; (ii) new customers added over the last year; and (iii) a reclassification for the nine months ended September 29, 2001 of $50.5 million of co-operative advertising, promotional money and amortization of supply agreement expenses from selling, general and administrative expense to a reduction of revenue resulting from the adoption of EITF 01-9 at the beginning of fiscal year 2002. The sales reduction for the nine months of 2002 resulting from the adoption of EITF 01-9 was only $26.4 million due to the Company's adoption of a more stringent proof of advertising policy late in 2001 compared to $50.5 million for the first nine months of 2001. Net sales, exclusive of EITF 01-9 reclassifications, for the nine months ended September 28, 2002 increased $23.0 million, or 4.4%. The increase in net sales for the first nine months of 2002 was offset in part by a decrease in bedding unit sales volume of 12.4% due to (i) the general economic slowdown; and (ii) the loss of principally high volume/low margin business as a result of bankruptcy and subsequent liquidation of several major customers. The aggregate net sales decline for the first nine months ended September 28, 2002 for customers which filed for bankruptcy and ceased business in 2001 totaled $17.8 million.


         Cost of Products Sold. As a percentage of net sales, cost of products sold for the nine months ended September 28, 2002 decreased 8.0 percentage points to 52.9% from 60.9% in the first nine months of 2001. The nine months gross margin improvement to 47.1% in 2002 from 39.1% in 2001 reflects (i) the above mentioned increase in the bedding average unit selling price; (ii) the above mentioned lower EITF 01-9 related sales reductions in the first nine months of 2002 versus the first nine months of 2001; (iii) lower material costs due in part to our "Zero Waste" cost reduction initiative which began in 2001; and (iv) lower labor costs due to management of factory headcount and labor hours. The average factory worker headcount for the first nine months of 2002 was 10.4% lower than first nine months of 2001. Exclusive of the above mentioned reclassified expenses resulting from the adoption of EITF 01-9, our gross margin increased 4.7 percentage points to 49.7% for the nine months ended September 28, 2002 from 45.0% for the first nine months of 2001.

     Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations
-------------------------------------------------------------------------------

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the nine months ended September 28, 2002 increased 5.4 percentage points to 34.8% from 29.4% in the first nine months of 2001. The increase from the first nine months of 2001 is principally attributable to the adoption of EITF 01-9 which resulted in certain costs, such as co-operative advertising, promotional money, and amortization of supply agreements that have historically been characterized as selling, general and administrative expenses, being characterized as a reduction of revenue. As previously mentioned, there was a greater amount of such costs reclassified in the first nine months of 2001 than in the first nine months of 2002. For the nine months ended September 28, 2002 and September 29, 2001, the total of such costs which were classified as a reduction of revenue were $26.4 million and $50.5 million, respectively. Selling, general and administrative expenses, inclusive of the expenses characterized as a reduction of revenue as mentioned above, as a percentage of net sales, for the nine months ended September 28, 2002 increased 1.7 percentage point to 38.0% in 2002 from 36.3% in 2001. This increase is primarily attributable to the (i) reclassification of certain expenditures related to our retail operations; (ii) increase in co-operative advertising expenditures due to the shift in sales mix toward products that have higher subsidies; and (iii) 2001 second quarter expenses having been reduced by the recognition of a non-recurring $1.5 million gain from the partial settlement of the obligation under our retiree health care plan.


         Non-cash variable stock compensation. Non-cash variable stock compensation expense for the nine months ended September 28, 2002 increased $6.1 million to $11.6 million from $5.5 million for the first nine months of 2001. The increase was attributable to an increase in the number of vested stock options outstanding at September 28, 2002 versus September 29, 2001 and a 30.9% increase in the underlying value of Holdings' common stock during the first nine months of 2002.

         ESOP Expense. In fiscal year 2001, we allocated the remaining ESOP shares to plan participants. Therefore, beginning with the first quarter of 2002, we no longer incur an expense associated with the ESOP plan.

         Amortization of Intangibles. Amortization of goodwill and intangibles decreased $5.3 million to $1.0 million for the nine months ended September 28, 2002 from $6.3 million in the first nine months of 2001 due principally to the adoption of SFAS 142 at the beginning of our 2002 fiscal year. As a result of the adoption of SFAS 142, we discontinued the amortization of goodwill and performed a transitional test of goodwill for impairment, which resulted in no impairment charge. Had this pronouncement been adopted at the beginning of 2001, amortization of goodwill and intangibles would have been $2.1 million for the first nine months of 2001.

         Interest Expense, Net. Interest expense, net, decreased $4.8 million, or 19.8%, to approximately $19.6 million for the nine months ended September 28, 2002 from $24.4 million in the first nine months of 2001. The decrease in interest expense resulted from lower Prime and LIBOR base rates, lower interest rate margins under our Senior Credit Facility borrowings, and decreased average outstanding borrowings.

         Other Expense, Net. Other expense, net, decreased $1.5 million to $1.3 million for the nine months ended September 28, 2002 compared to $2.8 million in the first nine months of 2001. The decrease was primarily attributable to (i) the 2001 write-off of $0.8 million in acquisition

     Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations
-------------------------------------------------------------------------------
costs related to a non-consummated transaction; (ii) a $0.1 million non-cash gain on expiration of derivative instruments in the first nine months of 2002 compared to a $0.4 million non-cash loss on the value of derivative instruments in the first nine months of 2001; and (iii) a reduction in management advisory fees in 2002.

         Income Tax Benefit. Our effective tax rates of 39.2% and 42.0% for the nine months ended September 28, 2002 and September 29, 2001 differ from the federal statutory rate primarily because of state taxes and in 2001 non tax-deductible amortization of goodwill.

         Net Income. For the reasons set forth above, we had net income of $18.0 million for the nine months ended September 28, 2002 compared to a net income of $2.5 million in first nine months of 2001.


         EBITDA. For the reasons set forth above, we had an EBITDA of $64.2 million, or 12.5% of net sales, for the nine months ended September 28, 2002 compared to $51.0 million, or 10.9% of net sales, for the first nine months of 2001. Our Adjusted EBITDA, as defined below, increased 33.7% to $75.9 million from $56.8 million in 2001 as set forth below:

                                                     Nine Months Ended
                                                -------------------------
                                                 Sept. 28,      Sept 29,
                                                  2002           2001
                                                  ----           ----
EBITDA(a)                                        $64,188        $50,957
Non-cash variable stock compensation              11,561          5,521
Interest income                                      151            301
                                                 -------        -------
     Adjusted EBITDA(a)                          $75,900        $56,779
                                                 =======        =======

         As a percentage of net sales, our Adjusted EBITDA improved 2.6 percentage points to 14.8% in 2002 from 12.2% in 2001. Our trailing twelve months Adjusted EBITDA through September 28, 2002 was $97.5 million, or 14.7% of net sales, which is an increase of 31.0% over the trailing twelve months Adjusted EBITDA of $74.4 million, or 12.0% of net sales, through September 29, 2001.


         (a) EBITDA represents earnings before interest expense, income tax expense, depreciation and amortization, ESOP expense, management fees, changes in the fair market value of derivative instruments, and acquisition costs related to a non-consummated transaction. Adjusted EBITDA, as defined by our Senior Credit Facility, is calculated as EBITDA plus interest income and non-cash variable stock compensation. Management believes that EBITDA is a widely accepted financial indicator of a company's ability to service or incur debt and a similar measure is utilized for purposes of the covenants contained in the Senior Credit Facility and the Indenture. EBITDA and Adjusted EBITDA are not measurements of operating performance calculated in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and should not be considered substitutes for operating income, net income, cash flows from operating activities, or other statements of operations or cash flow data prepared in accordance with US GAAP, or as measures of profitability or liquidity. EBITDA and Adjusted

     Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations
-------------------------------------------------------------------------------

                  EBITDA may not be indicative of our historical operating results, nor are they meant to be predictive of potential future results. In addition, EBITDA and Adjusted EBITDA as defined here are not presentations accepted by the Commission. Accordingly, any presentation of EBITDA or Adjusted EBITDA or any information concerning EBITDA or Adjusted EBITDA which may be included in a future filing with the Commission may be substantially different than the presentation included herein. Our calculation of EBITDA and Adjusted EBITDA may not be comparable to those recorded by other companies.


LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of cash to fund liquidity needs are (i) net cash provided by operating activities and (ii) borrowings available under our Senior Credit Facility. Our primary use of funds consists of payments of principal and interest for our debt, capital expenditures and funding for working capital increases. In the first nine months of 2002, our total debt declined by $41.7 million, compared to a total debt decrease of $11.1 million in the first nine months of 2001.


Our operating activities provided cash of $52.1 million in the first nine months of 2002 compared to $20.3 million provided in the first nine months of 2001. The following items principally account for this increase: (i) net income of $18.0 million for the first nine months of 2002 versus $2.5 million net income in the first nine months of 2001; (ii) an increase in non-cash variable stock compensation expense of $6.0 million for the first nine months of 2002 versus the comparable period of 2001; (iii) an increase in net assets of $5.3 million for the first nine months of 2002 versus $16.4 million for the first nine months of 2001; and (iv) deferred income tax expense of $10.6 million for the first nine months of 2002 versus a $1.4 million deferred income tax expense for the first nine months of 2001. Due to the utilization of net operating loss carryforwards, we do not expect to make significant cash payments for federal or state income taxes in 2002.

Our capital expenditures totaled $3.6 million for the nine months ended September 28, 2002. We expect to spend an aggregate of approximately $7.3 million for capital expenditures in fiscal year 2002. We believe that annual capital expenditure limitations in our Senior Credit Facility will not significantly inhibit us from meeting our ongoing capital expenditure needs.


During the first quarter of 2002, we reacquired rights to certain trademarks from a licensee for $3.0 million, including transaction fees.

The terms of the Senior Credit Facility required a mandatory prepayment in March 2002 of $11.6 million of the Company's outstanding term loans based upon the Company's Consolidated Excess Cash Flows (as defined in the Senior Credit Facility) for the year ended December 29, 2001. Such prepayment of term debt was allocated as follows: Term A - $2.7 million; Term B - $5.9 million; and Term C - $3.0 million. Additionally, in the first nine months of 2002, we voluntarily prepaid $31.6 million of outstanding term debt allocated as follows: Term A - $6.7 million; Term B - $13.3 million; and Term C - $11.6 million.

     Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations
-------------------------------------------------------------------------------

As of September 28, 2002, we had borrowings of $1.7 million and availability to borrow $55.4 million under our Revolving Credit Facility. For the trailing twelve months ended September 28, 2002, our Maximum Leverage Ratio, as defined by our Senior Credit Facility, was 2.60. We were in compliance with the financial covenants contained in all of our credit facilities as of September 28, 2002.

Effective October 21, 2002, the Company amended its Senior Credit Facility:

         - to permit the Company to repurchase (in the open market) up to $20 million of outstanding New Notes;

         - to permit the Company to repurchase Holdings' Junior Subordinated PIK Notes as permitted by the indenture for the New Notes;

         - to modify the definition of Consolidated Excess Free Cash Flow and deduct $9.3 million from the fiscal year 2002 excess free cash flow mandatory payment;

         - to permit restricted payments (as defined in the Senior Credit Facility) of $6 million to deceased, terminated or retired management shareholders in fiscal year 2002;

         - to allow for a $7.5 million investment in an international captive insurance company;

         - to eliminate the requirement that the Company must fix the interest rate on at least 50% of the principal amount of outstanding term loans;

         - to increase the annual asset sale basket from $3 million to $10 million;

         - to adjust the definition of Management Fees and increase the overall cap to $3 million from $2.25 million;

         - to provide an option for a 12 month LIBOR interest rate period in the Revolver and the Tranche A term loan; and

         -        to provide for more restrictive financial covenants.

SEASONALITY/OTHER

Our sales volume is somewhat seasonal, with sales generally lower during the first quarter of each year than in the remaining three quarters of the year. Historically, our working capital borrowings have increased during the first half of each year and have decreased in the second half of each year. We also usually experience a seasonal fluctuation in profitability, with our gross profit percentage during the first quarter of each year usually slightly lower than those obtained in the remaining part of the year. We believe that seasonality of profitability is a factor that generally affects the conventional bedding industry, and that it is primarily due to retailers' emphasis in the first quarter on price reductions and promotional bedding and manufacturers' emphasis on close-outs of the prior year's product lines. These two factors together usually result in lower profit margins and can negatively impact sales as retailers reduce orders in anticipation of the new product line. However, since we did not close out our Beautyrest(R) 2000 line at the beginning of 2001, we consequently did not experience a lower profit margin in the first quarter of 2001. We believe the close-out of the Beautyrest(R) 2000 product line in the fourth quarter of 2001 and the introduction of the Beautyrest(R) 2002 had a negative effect on fourth quarter 2001 sales and a positive effect on first quarter 2002 sales.

     Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations
-------------------------------------------------------------------------------

ACCOUNTING PRONOUNCEMENTS

The results for the quarter and nine months ended September 28, 2002, include the effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 141 ("SFAS 141"), Business Combinations, and SFAS No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which resulted in a $1.4 million and $4.2 million, respectively, reduction in amortization of intangibles. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles are now evaluated against this new criteria. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. These items are not amortized into results of operations, but instead reviewed for impairment and written down through charges to results of operations in the periods in which their recorded value of goodwill is more than their fair value. The provisions of each statement, which also apply to intangible assets acquired prior to June 30, 2001, were adopted by the Company on December 30, 2001 (beginning of fiscal year 2002). Upon adoption of SFAS 142, the Company completed its impairment testing and did not recognize an impairment charge. For the quarter and nine months ended September 29, 2001, amortization of goodwill and intangibles of $2.1 million and $6.3 million, respectively, would have been $0.7 million for the quarter and $2.1 million for the nine months had SFAS 142 been adopted effective with the beginning of fiscal 2001.

Effective December 30, 2001 (the first day of fiscal 2002), the Company adopted the provisions of Emerging Issues Task Force ("EITF") Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-9"). EITF 01-9 codifies and reconciles the Task Force consensuses on all or specific aspects of EITF Issues No. 00-14, Accounting for Certain Sales Incentives ("EITF 00-14"), No. 00-22, Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to be Delivered in the Future ("EITF 00-22"), and No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products ("EITF 00-25"), and identifies other related interpretive issues. EITF 01-9 requires certain selling expenses incurred by the Company, not previously reclassified, to be classified as reductions of sales. The Company adopted the provisions of EITF 00-22 on December 31, 2000. Certain costs, such as co-operative advertising, promotional money, and amortization of supply agreements, were historically recorded in selling, general and administrative expenses but are now classified as a reduction of net sales under the provisions of EITF 01-9. The adoption of EITF 01-9 resulted in a reduction in both net sales and selling, general and administrative expenses of $11.0 million and $26.4 million for the quarter and nine months ended September 28, 2002 and $16.7 million and $50.5 million for the quarter and nine months ended September 29, 2001. As reclassifications, these changes did not affect the Company's financial position or results of operations.


In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), effective for the Company in January 2002. SFAS 143 addresses financial accounting and reporting of obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with a corresponding increase in the carrying value of the related asset. Entities should subsequently charge the retirement cost to expense using a systematic and rational method over the related asset's useful life and adjust the fair value of the

     Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations
-------------------------------------------------------------------------------
liability resulting from the passage of time through charges to interest expense. Adoption of this pronouncement did not have a material impact on the consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions as it related to the disposal of a segment of a business. SFAS 144 clarifies and revises existing guidance on accounting for impairment of plant, property and equipment, amortizable intangibles and other long-lived assets not specifically addressed in other accounting literature. SFAS 144 also broadens the presentation of discontinued operations to include a component of an entity rather than only a segment of a business. The Company adopted this statement on December 30, 2001 (the first day of fiscal 2002) on a prospective basis. Adoption of this pronouncement did not have a material impact on the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 64, Extinguishment of Debt made to satisfy Sinking-Fund Requirements, and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after, transactions entered into after and financial statements issued on or subsequent to May 15, 2002. The Company adopted the provisions of this pronouncement for related transactions subsequent to May 15, 2002. Adoption of this pronouncement did not have a material impact on the consolidated financial statements.


In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 will be effective for exit or disposal activities of the Company that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on the Company's financial position or results of operations.

     Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations
-------------------------------------------------------------------------------
FORWARD LOOKING STATEMENTS

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects," "intends," "projects" and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operating results, including expected benefits from our Better Sleep Through Science(R) philosophy. Any forward-looking statements contained in this report represent management's current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to, anticipated sales growth, success of new products, increased market share, reduction of manufacturing costs, generation of free cash flow and reduction of debt, changes in consumer confidence or demand, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Form 10-K for 2001 and the Form 10-Qs for the first, second, and third quarters of 2001 and the first and second quarters of 2002. The Company undertakes no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Information relative to our market risk sensitive instruments by major category at December 29, 2001 is presented under Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2001. Except as set forth below, there have been no material changes to this information as of September 28, 2002.

         Since our obligations under the Senior Credit Facility bear interest at floating rates, we are sensitive to changes in prevailing interest rates. During the quarter ended March 30, 2002, the interest rate swap and collars used to manage our long-term debt interest rate exposure expired, resulting in a $0.1 million mark-to-market gain on expiration. To minimize the impact of near term LIBOR base rate increases, on May 29, 2002 the Company elected to set its interest rate at the six-month LIBOR rate for approximately $59.0 million of its bank term loan debt, which fixed the LIBOR base rate at 2.125% through November 22, 2002 for approximately 64% of floating rate debt outstanding as of September 28, 2002.

Item 4.  Disclosure Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of a date within 90 days of filing this quarterly report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

(b) CHANGES IN INTERNAL CONTROLS AND PROCEDURES. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company's Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II  -    OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

              (a)      Exhibits

                  10.39 Labor Agreement between the Company and The United Steel Workers of America, Local No. 13-02, for all employees at the Shawnee, Kansas plant of the Company excluding executives, sales employees, office employees, supervisors, timekeepers, and mechanics, for the period from April 22, 2002 to April 19, 2004.

                  99.1 Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:         November 5, 2002

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER


         I, the Chief Executive Officer, of Simmons Company (the "registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-Q of the registrant;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

                  (b) evaluated the effectiveness of the registrant's internal disclosures controls and procedures as of a date within 90 days prior to this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Dated this 5th day of November.


                                      /s/ Charles R. Eitel
                                      -----------------------------------------
                                      Charles R. Eitel, Chief Executive Officer

                     CERTIFICATE OF CHIEF FINANCIAL OFFICER


         I, the Chief Financial Officer, of Simmons Company (the "registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-Q of the registrant;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

                  (e) evaluated the effectiveness of the registrant's internal disclosures controls and procedures as of a date within 90 days prior to this quarterly report (the "Evaluation Date"); and

                  (f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Dated this 5th day of November.


                                          /s/ William S. Creekmuir
                                          ---------------------------------
                                          Chief Financial Officer