Form 10-K
period 2002-12-28
SIMMONS CO /GA/
filed 2003-03-27
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended DECEMBER 28, 2002
                                -----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________


      Commission file number   333-76723
                               ---------

                                 SIMMONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                06-1007444
----------------------------------------                     -------------------
 (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

   One Concourse Parkway, Suite 800
         Atlanta, Georgia                                        30328-6188
----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)

        Registrant's telephone number, including are code (770) 512-7700
                                                           -------------
Securities registered pursuant to Section 12(b) of the Act:   None.

Securities registered pursuant to Section 12(g) of the Act:   None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 27, 2003 was $ 0.
                                    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer
 (as defined in Exchange Act Rule 12b-2). Yes    No  X
                                             ---    ---

The number of shares of the registrant's common stock outstanding as of March 27, 2003 is 31,964,452.
            ----------
           DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE: None

ITEM 1. BUSINESS

     GENERAL

     Founded in 1870, Simmons Company (the "Company" or "Simmons") is a leading manufacturer and distributor of premium branded bedding products in the United States of America and the world leader in Pocketed Coil(R) innerspring technology. We manufacture anD license a broad range of mattresses and related sleep products under well-recognized brand names including Simmons(R), Beautyrest(R), BackCare(R), Deep Sleep(R) and Olympic(R) Queen. In 2002, we added to our product line-up with the introduction of BackCare KidsTM mattresses, LivingRightTM adjustable foundations, and a broader assortment of products to serve the luxury category. Sales of conventional bedding, which includes fully assembled mattresses and foundations, accounted for substantially all of our 2002 net sales.

     We manufacture and supply conventional bedding to over 10,000 retail outlets, representing over 3,100 customers, throughout the nation and in Puerto Rico. Our customers include furniture stores, specialty sleep shops, department stores, rental stores and membership clubs. We support our customers with significant local and national brand advertising and promotional spending, as well as extensive customer support services. We operate 18 strategically located manufacturing facilities across the United States of America and in Puerto Rico through our wholly-owned subsidiaries, The Simmons Manufacturing Co., LLC and Simmons Caribbean Bedding, Inc. Unlike most of our competitors, which operate as associations of independent manufacturing licensees, we are one of two national industry participants that operates each of its own manufacturing facilities, allowing us greater quality control and standardization of best manufacturing practices.

     We also distribute branded products on a contract sales basis directly to institutional users of bedding products, such as the hospitality industry and certain agencies of the United States Government, through the Company's wholly-owned subsidiary, Simmons Contract Sales, LLC. Additionally, we license our trademarks, patents, and other intellectual property to various domestic and foreign manufacturers principally through the Company's wholly-owned subsidiary, Dreamwell, Ltd.

     The Company also operates 17 retail outlet stores located throughout the United States of America through the Company's wholly-owned subsidiary, World of Sleep Outlets, LLC; 59 retail mattress stores operating as Mattress Gallery located in Southern California through the Company's wholly-owned subsidiary, Gallery Corp. (of which 26 stores were added in December 2002 by assuming the leases and acquiring the inventory from Mattress Discounters Corporation, which was in bankruptcy, for approximately $1.7 million); and beginning March 1, 2003, 49 retail mattress stores operating as Mattress Gallery and Sleep Country USA located in Oregon and Washington through the Company's wholly-owned subsidiary, SC Holdings, Inc.

     RECENT HISTORY OF THE COMPANY

     Recapitalization

     On July 16, 1998, Simmons Holdings, Inc., the parent company of Simmons ("Holdings"), entered into a recapitalization agreement with the Company and REM Acquisition, Inc., a transitory Delaware merger corporation ("REM"), sponsored by Fenway Partners, Inc. ("Fenway"). Pursuant to the agreement, on October 29, 1998, REM merged with and into Holdings (the "Recapitalization") with Holdings being the surviving corporation. The Recapitalization resulted in certain stockholders of Holdings, who are affiliates of or investors arranged by Investcorp S.A. ("Investcorp"), receiving an aggregate amount of cash of approximately $193.4 million, and certain stockholders of Holdings who are or were members of management of the Company receiving an aggregate amount of cash of approximately $14.0 million. Investcorp retained shares of common stock of Holdings with a then estimated fair value of $9.0 million and management retained shares of stock and options to purchase stock of Holdings with a then estimated fair value of $16.5 million. As part of the Recapitalization, REM purchased all of the shares of Series A Preferred Stock of the Company (the "Series A Preferred Stock") owned by the Simmons Company Employee Stock Ownership Plan (together with a trust forming a part thereof, the "ESOP") that had been allocated to its participants for an aggregate purchase price of $15.4 million, and the ESOP exchanged its remaining unallocated shares of Series A Preferred Stock for shares of common stock of Holdings. The Series A Preferred Stock purchased by REM was cancelled. The ESOP retained shares of common stock of Holdings with a then estimated fair value of $23.4 million.

     Financing for the Recapitalization, the related transactions, and the fees and expenses incurred therewith was provided by (i) the Company's borrowings under a new $270.0 million senior credit facility (the "Senior Credit Facility") which refinanced the majority of the Company's existing senior and subordinated obligations, (ii) the Company's borrowings of $75.0 million under Senior Subordinated Bridge Loans (the "Senior Bridge Loans"), (iii) the Company's borrowings of $30.0 million under the Junior Subordinated Notes (the "Junior Simmons Notes") issued to an affiliate of Fenway, (iv) Holdings' borrowings of $10.0 million under Junior Subordinated PIK Notes (the "Junior Subordinated PIK Notes") issued to an affiliate of Fenway, and (v) $177.0 million of capital provided by affiliates of Fenway, affiliates of Investcorp, management and certain other investors of Holdings.

     As a result of the Recapitalization and related transactions, Simmons Holdings, LLC, an entity controlled by funds affiliated with Fenway, acquired 75.1% of the outstanding voting shares of Holdings, and management, the ESOP and Investcorp retained approximately 5.9%, 13.7% and 5.3%, respectively, of the outstanding shares of Holdings. The Company accounted for the Recapitalization as a leveraged recapitalization, whereby the historical bases of the assets and liabilities of the Company were maintained.

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


     RECENT ACQUISITIONS

     On February 28, 2003, the Company acquired SC Holdings, Inc., a leading mattress retailer in the Pacific Northwest which operates 49 stores under the Sleep Country USA and Mattress Gallery names, from an affiliate of Fenway for approximately $18.4 million, plus transaction costs and additional contingent consideration based upon future performance.

     INDUSTRY OVERVIEW

     The domestic wholesale bedding industry generated sales of over $4.8 billion in 2002 according to industry sales data compiled by the International Sleep Products Association ("ISPA"). Although fragmented with approximately 700 manufacturers, the industry is mature and stable. The stability of the bedding market is supported by research which indicates that over 80% of bedding sales result from replacement purchases. We believe that key demographic trends are driving growth in the demand for larger-sized, premium bedding products including:

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

     COMPETITION

     While there are approximately 700 bedding manufacturers in the United States, four companies, Simmons, Sealy Corporation ("Sealy"), Serta, Inc. ("Serta"), and The Spring Air Company account for more than sixty percent of the industry's wholesale revenues. We believe we principally compete against these three primary competitors on the basis of brand recognition, product selection and quality, and the quality of customer support programs, including cooperative advertising, sales force training and marketing assistance. We believe we compare favorably to our primary competitors in each of these areas. In addition, only Simmons and Sealy have national, company-operated manufacturing and distribution capabilities.

     The rest of the United States' conventional bedding market consists of approximately seven smaller national manufacturers and nearly 700 independent local and regional manufacturers. These local and regional manufacturers generally focus on the sale of lower price point products. While we primarily manufacture differentiated bedding products targeted for mid to upper-end price points, we also offer a full line of bedding products to our retailer base in order for these retailers to maintain their competitive positioning.

     PRODUCTS

     We provide our retail customers with a full range of mattress products that are targeted to cover a breadth of marketplace price points ($199 to $5,000 queen set price) and offer consumers better sleep quality benefits related to common causes of poor sleep. Our focus on the sleep quality benefits of our products differs from the majority of the industry in our employment of differentiated product constructions designed to address specific consumer sleep needs and marketing programs that promote these better sleep benefits, instead of the traditional comfort and price feature selling.

     Our mattress products are built from foam or one of two spring unit construction techniques: Pocketed Coil(R) (Marshall Coil) springs or open coil constructions. The Beautyrest(R) line of products utilizes our patented Pocketed Coil(R) spring construction, whOSE rows are joined at the center third of the coils instead of the top. This patented way of attaching rows of coils allows for each coil to depress independently of the adjacent coils, resulting in better conformability to the sleeping body and the reduction of motion transferred across the bed from one partner to the other. Competitors' attempts to copy this product benefit generally affix their coils at the top and bottom, a technique not capable of offering the unique Beautyrest(R) Do Not Disturb(R) benefit.

     Our open coil products differ from traditional open coil mattresses in the design of our coil. Our BackCare(R) product offerS a unique gradient-zoned support, featuring five distinct comfort and support zones that mirror the natural s-shape of the spine, providing additional firmness in the lower back and thigh for better support. We also use other open coil units in our Deep Sleep(R) line targeted at the under $500 queen price category. The coil units used in these products are also unique to our products.

     In 2000, we introduced the first full line of mattresses that consumers never need to flip. This patented design offers enhanced sleep benefits and product durability, along with the consumer convenience of never having to flip their mattress. Every mattress Simmons manufactures features this innovative never-needs-to-be-flipped design.

     Beautyrest(R), our flagship premium product, has been our primary brand since we introduced it in 1925 and is expected to continue generating the majority of our sales. The Beautyrest(R) product was redesigned in 2002 with improved partner motion separation benefits, greater aesthetic appeal and the convenience of never needing to be flipped. Beautyrest(R) is sold primarily through furniture stores, mattress specialty stores and department stores. All Beautyrest(R) retail floor samples display a "Window Sticker" label that allows consumers to choose the benefit package most appealing to them and to compare the Beautyrest(R) Do Not Disturb(R) benefit to competitive constructions and other Beautyrest(R) models.

     Beautyrest(R) World Class(TM) Exceptionale(TM), Latitudes(TM), DreamWell(TM) and Joseph Abboud(R) products are the luxury priCE POINt extensions of the Beautyrest(R) line. Unlike other mattress brands, which generally build their luxury line by adding foam, fiber and non-sleep-related accessories to their mainstream product, the Beautyrest(R) luxury products primarily feature our exclusive Pocketed Coil(R)-on-Pocketed Coil(R) construction. This unique construction offers a different comfort level from the mainstream price point Beautyrest(R) models and the combined benefits of comfort and reduced motion transfer.

     BackCare(R), our second flagship brand, was introduced in 1995 and redesigned in late 2002 with advanced "gradient support" benefits and with Simmons' patented never-needs-to-be-flipped design. BackCare(R) gradient support, with varying levels of firmness for different zones of the sleeping body, features a zoned coil unit, titanium re-enforced lumbar support and new zoned foams that work together to offer support that mirrors the natural s-shape of the human spine. BackCare(R) Advanced(TM) offers the BackCare(R) gradient support in a series of unique constructions featuring foam core constructions in conjunction with contour memory foam and contour natural foam. It also features an allergy care fiber which is an environmentally-secure way of reducing indoor allergens in the mattress that can cause allergic reactions, including asthma. BackCare(R) Advanced(TM) is also available in a Karen Neuberger(R) collection of covers for selected retailers to leverage the popularity of this well known women's pajama designer.

     BackCare Kids(TM) was introduced in 2002 specifically for the unique sleep needs of children. BackCare Kids(TM) offers three benefits not available in competitive children's mattresses: Moisture Ban(TM) liquid repellant, an allergy care fiber to help eliminatE allergens in the bed that can cause allergic reactions, and a RiteHeight(TM) option for bunk beds, trundle beds and day beds that are designed for a lower height mattress.

     Deep Sleep(R) was introduced in 2001 and redesigned in 2002. The Deep Sleep(R) product line is targeted at the traditional under $500 queen price points. This product line offers comfort, durability and value, utilizing a unique product construction in comparison to competitive open coil units, offering benefits not available from traditional open coil mattresses.

     Olympic(R) Queen, the first new size in mattresses distributed on a national basis since Simmons began distributing king and queen sizes on a national basis in 1958, was introduced in 2001. The Olympic(R) Queen offers consumers 10% more sleeping surface than a traditional queen, without requiring the replacement of the traditional queen frame with a wider frame. This patent pending new size, which is available in Beautyrest(R), BackCare(R) and Deep Sleep(R), is targeted at queen size mattress owners who would prefer a wider mattress, but are unwilling to purchase a larger bed because of their existing queen bed frame or the size of their bedroom. We offer specially designed Egyptian cotton Olympic(R) Queen sheets for sale by our retailers or through our internet website www.simmons.com.

     LivingRight(TM) adjustable foundations were introduced in late 2002 as part of the BackCare(R) and BackCare(R) Advanced(TM) product lines. This product line began rolling out at retail in the first quarter of 2003. LivingRight(TM) broadens the traditionally older consumer profile of adjustable beds to the broader market of all adults, reflecting the trend towards using the bed as more than just a place to sleep (reading in bed, working on the computer, watching television, gathering with the family, etc.). The unique LivingRight(TM) design incorporates the benefits of adjustability in a foundation that looks more like a standard foundation than traditional adjustable beds.

     CUSTOMERS

     Our strong brand names and reputation for high quality products, innovation and service to our customers, together with the highly attractive retail margins associated with bedding products, have enabled us to establish a strong customer base throughout the United States and across all major distribution channels, including furniture stores, specialty sleep shops, department stores, rental stores and warehouse showrooms. We manufacture and supply conventional bedding to over 10,000 retail outlets, representing over 3,100 customers.

     We also distribute branded products on a contract sales basis directly to institutional users of bedding products such as the hospitality industry and certain agencies of the United States Government. Major commercial accounts include Starwood Hotels & Resorts Worldwide, Inc. ("Starwood Hotels"), La Quinta Inns, Inc., Best Western International, Inc., and The Walt Disney Company. In 1999, Starwood Hotels selected Beautyrest(R)as the bed for their "Heavenly Bed" program, a luxury hotel room program targeted at their preferred customer club members.

     Our five largest customers accounted for approximately 17% of 2002 product shipments. No one customer represented more than 10% of product shipments in 2002.

     SALES, MARKETING AND ADVERTISING

     Our products are sold by approximately 180 local field sales representatives, backed by sales management at each of our 18 manufacturing facilities, as well as national account representatives that give direction and support for sales to national accounts. This selling infrastructure provides retailers with coordinated national marketing campaigns, as well as local support tailored to the competitive environments of each individual market. Additionally, the Company utilizes approximately 20 independent sales representatives, principally in the area of contract sales.

     Our sales support focuses on two areas:

     - cooperative promotional advertising and other retail support programs designed to complement individual retailer's marketing programs; and

     - national consumer communications designed to establish and build brand awareness among consumers.

     We develop advertising and retail sales incentive programs specifically for individual retailers. Point-of-sale materials, including mattresses and foundation displays that we design and supply, highlight the differentiating features and benefits of our products. In addition, we offer training for retail sales personnel through an internally developed sales representative training program. We believe that our sales training and consumer education programs are the most effective in the industry. We have designed these programs, delivered on-site at our retailers' facilities or at our research and education center, Simmons Institute of Technology and Education ("SITE"), to teach retail floor salespeople product knowledge and sales skills. We seek to improve our retailers' unit sales, and increase their sales of bedding in the higher price category. We also establish individual incentive programs for our customers and their sales personnel. Our sales force is trained extensively in advertising, merchandising and salesmanship, all of which increases the value of the marketing support they provide to retailers. We believe that our focus on better sleep and on the training of our sales representatives and our customers' retail salespeople differentiates us from most of our large competitors.

     SUPPLIERS

     We purchase substantially all of our conventional bedding raw materials centrally in order to maximize economies of scale and volume discounts. The major raw materials that we purchase are wire, spring components, lumber, foam, insulator pads, innersprings, and fabrics and other roll goods consisting of foam, fiber, and non-wovens. We obtain a large percentage of our required raw materials from a small number of suppliers. In 2002, we bought approximately 78% of our raw material needs from 10 suppliers. We believe that supplier concentration is common in the bedding industry.

     We have long-term supply agreements with Leggett & Platt, Incorporated ("Leggett & Platt"), and Foamex L.P. Leggett & Platt supplies the majority of several components, including spring components, insulator pads, wire, fiber, quilt backing and flange material, to the bedding industry. In 2002, we bought approximately 33% of our raw materials from Leggett & Platt. We expect that in 2003 we will buy a comparable portion of our raw materials from Leggett & Platt. To ensure a long-term and adequate supply of various components, we have entered into agreements with Leggett & Platt, generally expiring in the year 2010, for the supply of grid tops and innersprings. Among other things, these agreements generally require us to purchase a majority of our requirements of several components from Leggett & Platt.

     With the exception of Leggett & Platt, we believe that we could replace our other suppliers, if or when the need arises, within 90 days as we have already identified and use alternative sources.

     SEASONALITY/OTHER

     For the past several years, there has been little seasonality to our business.

     Most of our sales are by short term purchase orders. Because the level of our production is generally adjusted to meet customer order demand, we have a negligible backlog of orders. Most finished goods inventories of bedding products are physically stored at our manufacturing locations until shipped (usually within days of manufacture).

     MANUFACTURING AND FACILITIES

     The Company manufactures most conventional bedding to order and utilizes "just-in-time" inventory techniques in its manufacturing process to more efficiently serve its customers' needs and to minimize their inventory carrying costs. Most bedding orders are scheduled, produced and shipped within four days of receipt. This rapid delivery capability allows us to minimize our inventory of finished products and better satisfy customer demand for prompt shipments.

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

     We also seek to reduce costs and improve productivity by continually developing more efficient manufacturing and distribution processes at SITE, a state-of-the-art 38,000 square foot research and education center in Atlanta, Georgia. As of February 28, 2003, we had 17 engineers and technicians employed full-time at SITE. These employees ensure that we maintain high quality products by conducting product and materials testing, designing manufacturing facilities and equipment and improving process engineering and development. We believe that our engineering staff gives us a competitive advantage over most of our competitors who do not have significant in-house engineering resources.

     WARRANTIES AND PRODUCT RETURNS

     Our conventional bedding products generally offer 10-year limited warranties against manufacturing defects. We believe that our warranty terms are generally consistent with those of our primary national competitors. The historical costs to us of honoring warranty claims have been within management's expectations. We have also experienced non-warranty returns for reasons generally related to order entry errors and shipping damage. We resell our non-warranty returned products primarily through as-is furniture dealers or our 17 World of Sleep Outlets stores.

     PATENTS AND TRADEMARKS

     We own many trademarks, including Simmons(R), Beautyrest(R), BackCare(R), Deep Sleep(R), and Pocketed Coil(R), most of which ARE registered in the United States and in many foreign countries. We protect our manufacturing equipment and processes as trade secrets and through patents. We possess several patents on the equipment used to manufacture our Pocketed Coil(R) innersprings. We do not consider our overall success to be dependent upon any particular intellectual property rights. We cannot assure that the degree of protection offered by the various patents will be sufficient, that patents will be issued in respect of pending patent applications, or that we will be able to protect our technological advantage upon the expiration of our patents. If we were unable to maintain the proprietary nature of our intellectual property, our financial condition or results of operations could be materially adversely affected.

     LICENSING

     During the late 1980's and early 1990's, we disposed of most of our foreign operations and secondary domestic lines of business. As a result, we now license internationally the Simmons(R) name and many of our trademarks, processes and patents generally on an exclusive long-term basis to third-party manufacturers which produce and distribute conventional bedding products within their designated territories. These licensing agreements allow the Company to reduce exposure to political and economic risk abroad by minimizing investments in those markets. We have eighteen foreign licensees and eight foreign sub-licensees with operations in Argentina, Australia, Brazil, Canada, Chile, Colombia, Dominican Republic, Ecuador, El Salvador, England, France, Hong Kong, Israel, Italy, Japan, Korea, Mexico, Morocco, New Zealand, Oman, Panama, Singapore, South Africa, Sweden, Taiwan, and Venezuela. These foreign licensees and sub-licensees have rights to sell Simmons-branded products in approximately 90 countries.

     Additionally, we have fifteen domestic third-party licensees. Some of these licensees manufacture and distribute juvenile bedding, healthcare-related bedding and furniture, and non-bedding upholstered furniture, primarily on long-term or automatically renewable terms. Additionally, we have licensed the Simmons(R) name and other trademarks, generally for limited terms, to manufacturers of airbeds, waterbeds, feather and down comforters, sheets and synthetic comforter sets, pillows, bed pads, blankets, bed frames, futons, office chairs, specialty sleep items, massage recliners, pet beds, and other products.

     In 2002, 2001 and 2000 our licensing agreements as a whole generated royalties of approximately $7.9 million, $8.6 million and $8.0 million, respectively, which are accounted for as a reduction of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

     EMPLOYEES

     As of February 28, 2003, we had approximately 2,900 full-time employees. Approximately 1,200 of these were represented by labor unions. Employees at nine of our 18 manufacturing facilities are represented by various labor unions with separate collective bargaining agreements. Collective bargaining agreements typically are negotiated for two to four-year terms. During 2001 and 2002, new collective bargaining contracts were negotiated for the majority of our manufacturing facilities represented by labor unions. The new contracts will not have a material impact to our future results from operations.

     The locations where our employees are covered by collective bargaining agreements and the contract expiration dates are as follows:

     FACILITY                     LABOR UNION                         EXPIRATION DATE
     --------                     -----------                         ---------------
     Atlanta           United Steel Workers of America                  October 2005
     Columbus          United Steel Workers of America                  October 2004
     Columbus          International Association of Machinists         February 2004
     Dallas            United Steel Workers of America                  October 2004
     Honolulu          International Longshoremen and                   January 2005
                         Warehousemen's Union
     Jacksonville      United Steel Workers of America                  October 2004
     Kansas City       United Steel Workers of America                    April 2004
     Los Angeles       United Steel Workers of America                  October 2005
     Los Angeles       International Brotherhood of Teamsters           October 2006
     Piscataway        United Steel Workers of America                  October 2005
     Piscataway        International Association of Machinists         November 2004
     San Leandro       United Furniture Workers                           April 2004

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

     We have recorded a reserve to reflect our potential liability for environmental matters. Because of the uncertainties associated with environmental remediation, we cannot assure the reader that the costs incurred with respect to the potential liabilities will not exceed the recorded reserves.

     Our conventional bedding and other product lines are subject to various federal and state laws and regulations relating to flammability, sanitation and other standards. We believe that we are in material compliance with all such laws and regulations.

     In August 2001, the California legislature passed a bill requiring that all mattresses and foundations manufactured for sale in California be open flame resistant. The legislature requires the California Bureau of Home Furnishings and Thermal Insulation (the "Bureau") to adopt regulations no later than January 1, 2004 requiring that mattresses and foundations meet a resistance to open flame test.

     The Bureau has submitted proposed regulations, which have not been finalized. If the proposed regulations are adopted as currently written, the bedding industry will be prohibited from selling any mattresses and/or foundations in California after January 1, 2004 that do not comply with the proposed regulations. The proposed regulations, as currently drafted, may adversely affect our manufacturing processes and material costs. Although we are developing product solutions that are intended to enable us to meet the proposed regulations, we can give no assurances that these solutions are sufficient until after the proposed regulations are finalized.

     FORWARD-LOOKING STATEMENTS

     "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-K, the words "believes," "anticipates," "expects," "intends," "projects" and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operating results, including expected benefits from our Better Sleep Through Science(R) philosophy. Any forward-looking statements contained in this report represent management's current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to, anticipated sales growth, success of new products, increased market share, reduction of manufacturing costs, generation of free cash flow and reduction of debt, changes in consumer confidence or demand, expansion of the market value of retail operations, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Form 10-K for 2001 and the Form 10-Qs for the first, second, and third quarters of 2002. The Company undertakes no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.

ITEM 2. PROPERTIES

     Our corporate offices are located in approximately 49,000 square feet of leased office space at One Concourse Parkway, Atlanta, Georgia 30328. The following table sets forth selected information regarding manufacturing and other facilities we operated as of February 28, 2003:

                                                                      Year of
                                                          Date         Lease        Square
          Location                                      Occupied    Expiration     Footage
          --------                                      --------    ----------     -------
Manufacturing Facilities:
     Mableton, Georgia (Atlanta)                          1991         2007        148,300
     Charlotte, North Carolina                            1993         2010        144,280
     Grove City, Ohio (Columbus)                          1987         2004        190,000
     Coppell, Texas (Dallas)                              1998         2008        140,981
     Aurora, Colorado (Denver)                            1998         2008        129,000
     Fredericksburg, Virginia                             1994         2009        128,500
     Honolulu, Hawaii                                     1992         2008         63,280
     Jacksonville, Florida                                1973         2003        205,729
     Janesville, Wisconsin                                1982        Owned        288,700
     Shawnee Mission, Kansas (Kansas City)                1997        Owned        130,000
     Compton, California (Los Angeles)                    1974         2005        223,382
     Tolleson, Arizona (Phoenix)                          1997         2007        103,408
     Piscataway, New Jersey                               1988         2003        264,908
     Salt Lake City, Utah                                 1998         2008         77,500
     San Leandro, California                              1992         2007        250,600
     Auburn, Washington (Seattle)                         1992         2003        133,610
     Agawam, Massachusetts (Springfield)                  1993         2006        125,000
     Trujillo Alto, Puerto Rico                           1998        Owned         50,000
                                                                                 ---------
            Subtotal                                                             2,797,178

Other Facilities in Atlanta, Georgia:
     Corporate Headquarters                               2000         2011         49,045
     SITE                                                 1995         2005         42,534
     Gwinnett Storage                                     2002         2005          6,660
                                                                                 ---------
            Total Square Footage                                                 2,895,417
                                                                                 =========


     Management believes that our facilities, taken as a whole, have adequate productive capacity and sufficient manufacturing equipment to conduct business at levels exceeding current demand.

     In addition, we operate 17 retail outlet stores with approximately 171,000 square feet in the aggregate through our World of Sleep Outlets, LLC subsidiary; 59 retail mattress stores with approximately 242,000 square feet in the aggregate and an office/warehouse with approximately 44,000 square feet through our Gallery Corp. subsidiary; and beginning March 1, 2003, 49 retail mattress stores with approximately 262,000 square feet in the aggregate and office/warehouses with approximately 86,000 square feet in the aggregate through our SC Holdings, Inc. subsidiary.

ITEM 3. LEGAL PROCEEDINGS


     On or about December 11, 2001, FDL, Inc. ("FDL") filed a complaint, which has been amended twice since the original filing, against the Company in the United States District Court for the Southern District of Indiana. FDL alleges that we licensed trademark rights to FDL that we licensed to another licensee under a separate agreement, and based on that allegation, purports to assert claims for fraud, breach of contract, false representation, and for declarations that the license agreement between FDL and the Company is terminated and/or rescinded and that FDL is entitled to use the trademarks at issue in connection with certain products. We denied the material allegations of the amended complaint and asserted counterclaims against FDL, alleging that FDL has breached its contract with us by failing to pay overdue royalties under the license agreement, refusing to permit us to conduct audits and inspections of FDL's books and records, and selling products bearing our trademarks outside the geographic territory permitted in the license agreement between FDL and the Company. FDL also has asserted claims against United Sleep Products Denver, Inc. ("United Sleep"), a licensee of ours, alleging that United Sleep tortiously interfered with FDL's business relationship with us; infringed and diluted our trademarks; engaged in unfair competition; and violated the provisions of the Lanham Act. We have entered into an agreement with United Sleep, under which we have assumed the defense of United Sleep in the action and agreed to indemnify it with respect to the claims FDL presently has asserted against it. The case presently is set for trial on November 3, 2003. The Company intends to vigorously defend this lawsuit.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for any class of common equity of the Company. As of December 28, 2002, there is one holder of record of the Company's common shares.

     No dividends have been paid on any class of common equity of the Company during the last three fiscal years. The ability of the Company to pay dividends on its common stock is restricted by the terms of the Senior Credit Facility and the Indenture governing the New Notes.

ITEM 6. SELECTED FINANCIAL DATA

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                             (dollars in thousands)

     Set forth below is our selected historical consolidated financial data. We derived our historical Statement of Operations and Balance Sheet Data for 2002, 2001, 2000, 1999, and 1998 from our consolidated financial statements. The information presented below should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and accompanying notes and other financial information appearing in Item 8.

     The information below should be considered when reading the data that follows:

     - EBITDA represents earnings before interest expense, income tax expense, depreciation and amortization, ESOP expense, management fees, changes in the fair value of derivative instruments, and acquisition costs related to a non-consummated transaction. Adjusted EBITDA, as defined by our Senior Credit Facility, is calculated as EBITDA plus non-cash variable stock compensation and interest income for 2002 and 2001, and non-cash variable stock compensation, interest income and certain other items as listed on page 16 for 2000, 1999 and 1998. We believe that EBITDA is a widely accepted financial indicator of a company's ability to service or incur debt and a similar measure is utilized for purposes of the covenants contained in the Senior Credit Facility and the Indenture. EBITDA and Adjusted EBITDA are not measurements of operating performance calculated in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and should not be considered substitutes for operating income, net income, cash flows from operating activities, or other statements of operations or cash flow data prepared in accordance with US GAAP, or as measures of profitability or liquidity. EBITDA and Adjusted EBITDA may not be indicative of our historical operating results, nor are they meant to be predictive of potential future results. In addition, EBITDA and Adjusted EBITDA, as defined here, are not presentations accepted by the Commission. Accordingly, any presentation of EBITDA or Adjusted EBITDA or any information concerning EBITDA or Adjusted EBITDA which may be included in future filings with the Commission may be substantially different than the presentation included herein. Our calculation of EBITDA and Adjusted EBITDA may not be comparable to those recorded by other companies.

     - Working capital represents total current assets, excluding cash and equivalents, less total current liabilities, excluding current maturities of long-term debt.

                                            Year ended     Year ended     Year ended     Year ended     Year ended
                                              Dec. 28,      Dec. 29,       Dec. 30,       Dec. 25,        Dec. 26,
                                                2002          2001           2000           1999           1998
                                            ----------     ----------     ----------     ----------     ----------
                                            (52 weeks)     (52 weeks)     (53 weeks)     (52 weeks)     (52 weeks)

STATEMENT OF OPERATIONS DATA:
Net sales .............................      $ 670,390      $ 612,995      $ 658,154      $ 550,062      $ 541,239
Cost of products sold .................        356,444        365,420        404,263        348,920        347,543
                                             ---------      ---------      ---------      ---------      ---------
Gross profit ..........................        313,946        247,575        253,891        201,142        193,696
Operating expenses:
   Selling, general and
        administrative expenses .......        232,265        185,092        215,924        158,861        143,978
   Non-cash variable stock compensation         15,561         14,847            574             --             --
   ESOP expense .......................             --          2,816          7,117          7,169          6,453
   Management compensation -
        transaction related ...........             --             --             --             --         14,223
   Amortization of intangibles ........          1,030         16,309          8,367          7,628          7,629
                                             ---------      ---------      ---------      ---------      ---------
                                               248,856        219,064        231,982        173,658        172,283
                                             ---------      ---------      ---------      ---------      ---------
Operating income ......................         65,090         28,511         21,909         27,484         21,413
Interest expense, net (1) .............         25,532         33,245         34,957         36,186         45,450
Other expense, net ....................          2,055          3,038          1,778          1,627          2,406
                                             ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes .....      $  37,503      $  (7,772)     $ (14,826)     $ (10,329)     $ (26,443)
                                             =========      =========      =========      =========      =========
Net income (loss) .....................      $  24,375      $  (1,132)     $ (10,943)     $  (9,129)     $ (19,019)
                                             =========      =========      =========      =========      =========

OTHER DATA:
Adjusted EBITDA (2) ...................      $  99,282      $  78,337      $  61,649      $  66,740      $  62,264
Capital expenditures ..................          7,441          5,099         13,290          9,659         15,553
Depreciation and amortization .........         18,437         31,766         21,673         17,959         16,593

BALANCE SHEET DATA (END OF YEAR):
Working capital .......................      $  25,284      $  37,892      $  55,457      $  53,897      $  46,567
Total assets ..........................        385,312        385,666        416,861        406,100        400,061
Total debt, including current
      maturities ......................        242,375        295,914        325,274        333,983        313,469
Total common stockholder's deficit ....        (55,189)       (58,318)       (36,402)       (23,332)       (12,301)

(1)    Interest expens                       $  23,169      $  30,339      $  33,505      $  31,686      $  22,776
       Amortization of deferred debt
           issuance costs .............          2,557          3,303          1,801          4,701         22,858
        Interest income ...............           (194)          (397)          (349)          (201)          (184)
                                             ---------      ---------      ---------      ---------      ---------
        Interest expense, net .........      $  25,532      $  33,245      $  34,957      $  36,186      $  45,450
                                             =========      =========      =========      =========      =========

     (2) Items added back to Net income (loss) to arrive at Adjusted EBITDA are as follows:



                                            Year ended     Year ended     Year ended     Year ended     Year ended
                                              Dec. 28,      Dec. 29,       Dec. 30,       Dec. 25,        Dec. 26,
                                                2002          2001           2000           1999           1998
                                            ----------     ----------     ----------     ----------     ----------
                                            (52 weeks)     (52 weeks)     (53 weeks)     (52 weeks)     (52 weeks)


Net income (loss) ...................         $ 24,375       $ (1,132)      $(10,943)      $ (9,129)      $(19,019)
Depreciation and amortization .......           18,437         31,766         21,673         17,959         16,593
Income tax expense (benefit) ........           13,128         (6,640)        (3,883)        (1,200)        (7,424)
Interest expense ....................           25,532         33,245         34,957         36,186         45,450
ESOP expense ........................               --          2,816          7,117          7,169          6,453

Other expense, net ..................            2,055          3,038          1,778          1,627          2,406
                                              --------       --------       --------       --------       --------
   EBITDA ...........................           83,527         63,093         50,699         52,612         44,459
Management compensation -
   severance related ................               --             --          3,777          6,600             --
Management compensation -
   transaction related ..............               --             --             --             --         14,223
Interest income .....................              194            397            349            201            184
Serta settlement and legal fees .....               --             --          6,250             --             --
Non-cash variable stock option
   compensation .....................           15,561         14,847            574             --             --
Manufacturing process
   improvements expense ........                    --             --             --             --          2,208
Management strategic initiatives ....               --             --             --            444            418
Receivable write-off ................               --             --             --          6,883             --

Discontinued product line ...........               --             --             --             --            772
                                              --------       --------       --------       --------       --------
    Adjusted EBITDA .................         $ 99,282       $ 78,337       $ 61,649       $ 66,740       $ 62,264
                                              ========       ========       ========       ========       ========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read along with the "Selected Consolidated Financial and Other Data" and our consolidated financial statements and the accompanying notes included elsewhere herein.

CRITICAL ACCOUNTING POLICIES

     In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Company's management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to allowance for doubtful accounts, impairment of long lived assets, impairment of goodwill, warranties, cooperative advertising and rebate programs, non-cash variable stock compensation, income taxes, and litigation and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's management believes the critical accounting policies described below are the most important to the fair presentation of the Company's financial condition and results. The following policies require management's more significant judgments and estimates in the preparation of the Company's consolidated financial statements.

     Allowance for doubtful accounts. Our management must make estimates of the uncollectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Actual losses for uncollectible accounts have generally been consistent with management's estimates. However, deteriorating financial conditions of certain key customers or a significant continued slow down in the economy could have a material negative impact on the Company's ability to collect on accounts, in which case additional allowances may be required. Our accounts receivable balance was $73.2 million and $73.8 million, net of allowance for doubtful accounts of $3.1 million and $1.8 million, respectively, at December 28, 2002 and December 29, 2001, respectively. Further information is provided in Schedule II, "Valuation and Qualifying Accounts."

     Impairment of long-lived assets. The Company regularly assesses all of its long-lived assets, including intangibles, for impairment whenever events or circumstances indicate its carrying value may not be recoverable. Management assesses whether there has been an impairment by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the asset. The factors considered by management in this assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. If an impairment is deemed to exist, management records an impairment charge equal to the excess of the carrying value over the fair value of the impaired assets.

     Impairment of goodwill. We test goodwill and other indefinite-lived intangible assets for impairment on an annual basis by comparing the fair value of the Company's reporting units to their carrying values. Fair value is determined by the assessment of future discounted cash flows. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors.

     As part of the adoption of SFAS 142, the Company performed initial valuations during the first quarter of 2002 to determine if any impairment of goodwill and indefinite-lived intangibles existed and determined that no impairment of goodwill and indefinite-lived intangible assets existed. In accordance with SFAS 142, goodwill was tested again at December 28, 2002 for impairment by comparing the fair value of the Company's reporting units to their carrying values. Management determined that no impairment of goodwill existed at December 28, 2002.

     Warranty accrual. Our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns when evaluating the adequacy of the warranty accrual. Significant management judgments and estimates must be made and used in connection with establishing the warranty accrual in any accounting period. The Company's warranty policy provides a 10-year non-prorated warranty service period on all first quality products currently manufactured, except for certain products for the hospitality industry which have varying non-prorated warranty periods ranging from five to 10 years. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. At December 28, 2002 and December 29, 2001, the Company had a warranty accrual of $3.4 million and $3.1 million, respectively.

     Cooperative Advertising and Rebate Programs. The Company enters into agreements with its customers to provide funds for advertising and promotion of the Company's products. The Company also enters into volume and other rebate programs with certain customers whereby funds may be rebated to the customer. When sales are made to these customers, the Company records accrued liabilities pursuant to these agreements. Management regularly assesses these liabilities based on forecasted and actual sales and claims and management's knowledge of customer purchasing habits to determine whether all of the cooperative advertising earned will be used by the customer, whether the cooperative advertising costs meet the requirement for classification as selling, general and administrative expense versus a reduction of net sales, and whether the customer will meet the requirements to receive rebated funds. Costs of these programs totaled $86.4 million, $75.9 million and $77.0 million in 2002, 2001 and 2000, respectively.

     Non-cash variable stock compensation expense. The Company records non-cash variable stock compensation expense, related to director and employee Regular stock options, utilizing the intrinsic value method as prescribed by Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. Management must estimate the employee service period over which the compensation was awarded. The service period is estimated to be generally four to five years. Additionally, because the vesting of the plan options is dependent upon achieving an annual Adjusted EBITDA target or as otherwise established by the Compensation Committee of the Board of Directors, management must estimate the ultimate number of shares that will vest. The Company records additional adjustments to non-cash variable stock compensation expense for changes in the intrinsic value of vested regular stock options in a manner similar to a stock appreciation right because the option holder can compel the Company to settle the award by transferring cash or other assets rather than our common stock. The Company utilizes a third-party valuation firm to determine the intrinsic value of our common stock, including option shares, on a quarterly basis. This firm must also make estimates in determining the intrinsic value. The Company recorded non-cash variable stock compensation expense of approximately $15.6 million, $14.8 million and $0.6 million related to Regular stock options during 2002, 2001 and 2000, respectively. At December 28, 2002 and December 29, 2001, the Company had a liability of $29.2 million and $15.1 million, respectively, for non-cash variable stock compensation expense.

     Income taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

     The Company has net operating loss carryforwards of approximately $19.4 million for federal income tax purposes which are limited under various sections of the Internal Revenue Code. Such net operating loss carryforwards expire on various dates through 2020. Our management must make estimates regarding the future realization of these net operating losses. Realization of the net operating loss carryforwards is dependent upon future profitable operations and reversals of existing temporary differences. Although realization is not assured, the Company believes it is more likely than not that the net recorded benefits will be realized through the reduction of future taxable income.

     Litigation and contingent liabilities. From time to time, the Company and its operations are parties to or targets of lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. The Company accrues a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company believes the amounts reserved are adequate for such pending matters; however, results of operations could be affected by significant litigation adverse to the Company.

RESULTS OF OPERATIONS

     The following table sets forth some components of our Consolidated Statement of Operations data expressed as a percentage of net sales:

                                                                  Fiscal Year
                                                      ---------------------------------------
                                                         2002          2001           2000
                                                      ----------    ----------     ----------
                                                      (52 weeks)    (52 weeks)     (53 weeks)

Net sales                                               100.0%         100.0%        100.0%
Cost of products sold                                    53.2%          59.6%         61.4%
                                                        -----          -----         -----
     Gross profit                                        46.8%          40.4%         38.6%
Selling, general and administrative expenses             34.6%          30.2%         32.8%
Non-cash variable stock compensation expense              2.3%           2.4%          0.1%
ESOP expense                                               --            0.4%          1.1%
Amortization of intangibles                               0.1%           2.7%          1.3%
                                                        -----          -----         -----
     Operating income                                     9.7%           4.7%          3.3%
Interest expense, net                                     3.8%           5.4%          5.3%
Other expense, net                                        0.3%           0.5%          0.3%
                                                        -----          -----         -----
     Income (loss) before income taxes                    5.6%          (1.2)%        (2.3)%
Income tax expense (benefit)                              2.0%          (1.0)%        (0.6)%
                                                        -----          -----         -----
     Net income (loss)                                    3.6%          (0.2)%        (1.7)%
                                                        =====          =====         =====

FISCAL YEAR 2002 AS COMPARED TO FISCAL YEAR 2001

     Net Sales. Net sales for the year ended December 28, 2002 increased $57.4 million, or 9.4%, to $670.4 million in 2002 from $613.0 million in 2001. The increase was primarily due to (i) a 10.7%, or approximately $68.5 million in the aggregate, increase in bedding average unit selling price resulting from a shift in sales mix toward higher priced products; (ii) new customers added over the last year; and (iii) the adoption of EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products, at the beginning of fiscal year 2002, which resulted in the reclassification of certain payments to customers, such as co-operative advertising expenditures, promotional monies expenditures, volume rebates and amortization of supply agreements, from selling, general and administrative expenses and cost of products sold to a reduction of revenue. The amounts reclassified from selling, general and administrative expenses and cost of products sold totaled $49.7 million and $0.7 million, respectively, in 2002 versus $76.3 million and $0.8 million, respectively, in 2001. The increase in 2002 net sales was partially offset by a 5.7% decrease in bedding unit sales volume largely due to the loss of high volume, low margin business resulting from customer bankruptcies in the August 2000 to July 2001 period and the general economic slowdown. The aggregate sales decline in 2002 for customers which filed for bankruptcy and ceased business in 2001 totaled approximately $18 million.

     The Company's adoption of a more stringent proof of advertising policy late in 2001 resulted in less co-operative advertising expenditures being classified as a reduction of revenue in fiscal year 2002. Sales, exclusive of EITF 01-9 reclassifications, of $720.8 million in 2002 increased $30.7 million, or 4.5%, from $690.1 million in 2001. This methodology for calculating sales is comparable to that used by the International Sleep Products Association ("ISPA") for calculating market share.

     Cost of Products Sold. As a percentage of net sales, cost of products sold for the year ended December 28, 2002 decreased 6.4 percentage points to 53.2% from 59.6% in 2001. Our 2002 gross margin improvement to 46.8% reflects (i) the above mentioned lower EITF 01-9 sales reduction in 2002 as compared to 2001 and the increase in average unit selling price; (ii) lower material costs due in part to our "Zero Waste" cost reduction initiative which began in 2001 and continued in 2002; and (iii) lower labor costs due to management of factory headcount and labor hours. The average factory worker headcount for 2002 was 6.8% less than 2001. Our gross margin, exclusive of EITF 01-9 reclassifications, increased 3.6 percentage points in 2002 to 50.5% from 46.9% in 2001.

     Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for the year ended December 28, 2002 increased 4.4 percentage points to 34.6% from 30.2% in 2001. This increase is principally attributable to the above mentioned adoption of EITF 01-9 resulting in $49.7 million and $76.3 million in 2002 and 2001, respectively, of costs historically characterized as selling, general and administrative expenses being characterized as a reduction of revenue. Selling, general and administrative expenses, inclusive of the expenditures characterized as a reduction of revenue due to EITF 01-9, as a percentage of net sales, in 2002 increased 1.2 percentage points to 39.2% from 38.0% in 2001. This increase was primarily attributable to an increase in co-operative advertising expenditures due to the shift in our sales mix toward products that have higher subsidies and selling expenses.

     Non-Cash Variable Stock Compensation Expense. Non-cash variable stock compensation expense increased $0.7 million for the year ended December 28, 2002 to $15.6 million from $14.8 million in 2001. The 2002 expense resulted from a 40.1% increase in the underlying value of Holdings' common stock during 2002 and an increase in the number of vested stock options outstanding at December 28, 2002 versus December 29, 2001.

     ESOP Expense. In fiscal year 2001, we allocated the remaining ESOP shares to plan participants. Therefore, beginning with the first quarter of 2002, we no longer incurred an expense associated with the ESOP plan.

     Amortization of Intangibles. Amortization of intangibles of $1.0 million for the year ended December 28, 2002 decreased $15.3 million from $16.3 million for 2001. This decrease was principally due to (i) a non-cash impairment charge in the fourth quarter of 2001 of $7.9 million to write down to market value the goodwill for the Company's wholly-owned subsidiary Gallery Corp.; (ii) the adoption of SFAS No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, at the beginning of our 2002 fiscal year; and (iii) a decrease in amortization of patents due to the expiration of certain patents. As a result of the adoption of SFAS 142, we discontinued the amortization of goodwill and performed a transitional test of goodwill impairment, which resulted in no impairment charge. Had this pronouncement been adopted at the beginning of 2001, amortization of intangibles, exclusive of impairment charges, would have been reduced by $5.6 million to $2.8 million in 2001.

     Interest Expense, Net. Interest expense, net decreased $7.7 million, or 23.2%, to $25.5 million for the year ended December 28, 2002 from $33.2 million, after restatement for adoption of SFAS 145 (see Note 2 in the Company's Consolidated Financial Statements), for 2001 due primarily to (i) decreased average outstanding borrowings; (ii) lower Prime and LIBOR base rates in 2002; and (iii) lower interest rate margins on our Senior Credit Facility obligations. Our interest paid in 2002 was $23.2 million, a 23.6% decrease from $30.5 million paid in 2001.

     Other Expense, Net. Other expense, net decreased approximately $1.0 million in 2002. In 2001, we wrote off acquisition costs of $0.8 million related to a non-consummated transaction.

     Income Tax Expense. Our effective income tax rate of 35.0% for the year ended December 28, 2002 differs from the federal statutory rate primarily due to general business credits. Our effective income tax rate of 85.4%, after restatement for adoption of SFAS 145 (see Note 2 in the Company's Consolidated Financial Statements), for the year ended December 29, 2001 differs from the federal statutory rate primarily due to the reversal of a valuation allowance and the amortization of goodwill not being tax deductible. The valuation allowance was reversed in 2001 due to the likelihood of realizing the future tax benefit of certain tax loss carryforwards.

     Net Income (Loss). For the reasons set forth above, we had net income of $24.4 million for the year ended December 28, 2002 compared to a net loss of $1.1 million for the year ended December 29, 2001.

     EBITDA. For the reasons set forth above, we had EBITDA of $83.5 million, or 12.5% of net sales, for 2002 compared to $63.1 million, or 10.3% of net sales, for 2001. Our Adjusted EBITDA, as defined below, increased 26.7% to $99.3 million in 2002 from $78.3 million in 2001. As a percentage of net sales, our Adjusted EBITDA improved 2.0 percentage points to 14.8% in 2002 from 12.8% in 2001. A calculation of our Adjusted EBITDA for 2002 and 2001 is set forth below:

                                                                 Years ended
                                                             -------------------
                                                             Dec. 28,    Dec. 29,
                                                               2002       2001
                                                             -------     -------

      Net income (loss)                                      $24,375     $(1,132)
      Depreciation and amortization                           18,437      31,766
      Income tax expense (benefit)                            13,128      (6,640)
      Interest expense                                        25,532      33,245
      ESOP expense                                                --       2,816
      Other expense, net                                       2,055       3,038
                                                             -------     -------
            EBITDA(a)                                         83,527      63,093
      Non-cash variable stock compensation                    15,561      14,847
      Interest income                                            194         397
                                                             -------     -------
           Adjusted EBITDA(a)                                $99,282     $78,337
                                                             =======     =======

     (a) EBITDA represents earnings before interest expense, income tax expense, depreciation and amortization, ESOP expense, management fees, changes in the fair market value of derivative instruments, and acquisition costs related to a non-consummated transaction. Adjusted EBITDA, as defined by our Senior Credit Facility, is calculated as EBITDA plus interest income and non-cash variable stock compensation. Management believes that EBITDA is a widely accepted financial indicator of a company's ability to service or incur debt and a similar measure is utilized for purposes of the covenants contained in the Senior Credit Facility and the Indenture. EBITDA and Adjusted EBITDA are not measurements of operating performance calculated in accordance with US GAAP and should not be considered substitutes for operating income, net income, cash flows from operating activities, or other statements of operations or cash flow data prepared in accordance with US GAAP, or as measures of profitability or liquidity. EBITDA and Adjusted EBITDA may not be indicative of our historical operating results, nor are they meant to be predictive of potential future results. In addition, EBITDA and Adjusted EBITDA as defined here are not presentations accepted by the Commission. Accordingly, any presentation of EBITDA or Adjusted EBITDA or any information concerning EBITDA or Adjusted EBITDA which may be included in a future filing with the Commission may be substantially different than the presentation included herein. Our calculation of EBITDA and Adjusted EBITDA may not be comparable to those recorded by other companies.

FISCAL YEAR 2001 (52 WEEKS) AS COMPARED TO FISCAL YEAR 2000 (53 WEEKS)

     Net Sales. Net sales, as restated for EITF 01-9, for the year ended December 29, 2001 decreased 6.9%, or $45.2 million, to $613.0 million in 2001 from $658.2 million in 2000. The fiscal year ended December 30, 2000 included an additional week. Adjusting for the extra week, net sales decreased 5.1% versus the comparable period in 2000. The decrease was primarily due to an 11.5%, or approximately $84.2 million, decrease in bedding unit sales volume offset in part by a 5.5%, or approximately $39.8 million, increase in bedding average unit selling price. The unit sales volume decrease in 2001 resulted primarily from an overall economic slowdown, which resulted in a reduction of sales beginning in the second quarter of 2001, and the loss of business as a result of the bankruptcy and subsequent liquidation of several major customers during the last eighteen months prior to December 29, 2001, including The Heilig-Meyers Company ("Heilig-Meyers") (filed Chapter 11 in August 2000), Montgomery Ward, LLC (filed Chapter 11 in December 2000), and Homelife Corporation ("Homelife") (filed Chapter 11 in July 2001). In 2000, these three customers in the aggregate accounted for 10.6% of our product shipments. The aggregate sales decline with these three customers for fiscal year 2001 versus 2000 totaled $66.4 million. The bedding average unit selling price increase was due principally to a price increase of approximately 5% for our Beautyrest(R) product line in April 2001 and a shift in sales mix to higher priced products.

     Cost of Products Sold. As a percentage of net sales, cost of products sold, as restated for EITF 01-9, for the year ended December 29, 2001 decreased 1.8 percentage points to 59.6% from 61.4% in 2000. Our gross margin improvement for 2001 versus 2000 of 1.8 percentage points to 40.4% resulted principally from (i) the increase in our bedding average unit selling price; (ii) the introduction of our 2001 BackCare(R) product line; (iii) lower material costs as a percentage of sales following introduction of our "Zero Waste" cost reduction initiative at the beginning of 2001; and (iv) lower labor costs as a percentage of net sales due to improved management of headcount and labor hours. At year end 2001, our factory worker headcount was 12.0% lower than at the beginning of the year.

     Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses, as restated for EITF 01-9, for the year ended December 29, 2001 decreased 2.6 percentage points to 30.2% from 32.8% in 2000. This decrease was primarily attributable to the following:

     - non-recurring expenses in 2000 of $6.25 million (1.0% of 2000 net sales), in the aggregate, to settle the Serta litigation and legal fees associated with the litigation;

     - non-recurring expenses in 2000 totaling approximately $3.5 million (0.5% of 2000 net sales) to write-off transaction fees and to adjust the receivable of a former customer, which the Company was contemplating acquiring, to net realizable value following management's decision that a distribution strategy of further investment into retail operations through acquisition of certain customers was not in the bests interest of the Company at that time;

     - non-recurring expenses in 2000 totaling approximately $4.3 million (0.7% of 2000 net sales) to write-off the receivable of a customer, which at one time represented our potential direct entry into retail operations, and to provide for lease termination fees relating to certain lease obligations of the customer which were guaranteed by the Company;

     - measures implemented in July and August of 2001 that provided salary and fringe benefit decreases, net of severances paid, of approximately $1.7 million in 2001;

     - a decrease in management severance expense of $1.7 million due to the non-recurring severance costs incurred in 2000 related to the reorganization of senior management of the Company;

     - a $1.5 million (0.2% of net sales) gain in 2001 related to the partial settlement of an obligation under our retiree health care plan; and

     - a reduction of bad debt expense of $0.5 million. In 2000, bad debt expense was negatively impacted by charges of $3.3 million (0.5% of 2000 net sales) in the aggregate to reserve for accounts receivable due from Heilig-Meyers and Montgomery Ward.

     Non-Cash Variable Stock Compensation Expense. Non-cash variable stock compensation expense increased $14.3 million for the year ended December 29, 2001 to $14.8 million from $0.6 million in 2000 due to a 79.0% increase in the underlying value of Holdings' common stock during 2001.

     ESOP Expense. ESOP expense declined $4.3 million to approximately $2.8 million for the year ended December 29, 2001 from $7.1 million in 2000. This decrease was due to a reduction in the number shares allocable for 2001, offset in part by a 79.0% increase in the underlying value of Holdings' common stock during 2001.

     Amortization of Intangibles. Amortization of intangibles for the year ended December 29, 2001 increased $7.9 million to $16.3 million from $8.4 million for 2000. This increase was due to a non-cash impairment charge in the fourth quarter of 2001 of $7.9 million to write-down to market value the goodwill of the Company's wholly-owned subsidiary Gallery Corp.

     Interest Expense, Net. Interest expense, net decreased $1.7 million, or 4.9%, to approximately $33.2 million, after restatement for adoption of SFAS 145 (see Note 2 in the Company's Consolidated Financial Statements), for the year ended December 29, 2001 from $35.0 million for 2000 due primarily to (i) lower Prime and LIBOR base rates on our Senior Credit Facility obligations; (ii) decreased average outstanding borrowings; and (iii) one less week of interest on senior indebtedness during the year (fiscal 2000 was a 53-week year), partially offset by an increase in our interest rate margin in January 2001 following amendment to our Senior Credit Facility and interest rate protection agreements on a portion of our floating rate debt which have the effect of reducing the benefit of declining interest rates.

     Other Expense, Net. Other expense, net increased approximately $1.2 million to $3.0 million for the year ended December 29, 2001 compared to $1.8 million for the year ended December 30, 2000. This increase is principally due to the write-off of $0.8 million in acquisition costs related to a transaction that was not consummated and higher management advisory fees.

     Income Tax Benefit. Our effective income tax rate of 85.4%, after restatement for adoption of SFAS 145 (see Note 2 in the Company's Consolidated Financial Statements), for the year ended December 29, 2001 differed from the federal statutory rate primarily due to the reversal of a valuation allowance and the amortization of goodwill not being tax deductible. The valuation allowance was reversed due to the likelihood of realizing the future tax benefit of certain tax loss carryforwards. Our effective income tax rate of 26.2% for the year ended December 30, 2000 differed from the federal statutory rate primarily due to the non-tax deductible amortization of goodwill.

     Net Loss. For the reasons set forth above, we incurred a net loss of $1.1 million for the year ended December 29, 2001 compared to a net loss of $10.9 million for the year ended December 30, 2000, a decrease in our net loss of $9.8 million.

     EBITDA. For the reasons set forth above, we had an EBITDA of $63.1 million, or 10.3% of net sales, for 2001 compared to $50.7 million, or 7.7% of net sales, for 2000. Our Adjusted EBITDA, as defined below, increased 27.1% to $78.3 million in 2001 from $61.6 million in 2000. As a percentage of net sales, our Adjusted EBITDA improved 3.5 percentage points to 12.8% in 2001 from 9.3% in 2000. A calculation of our Adjusted EBITDA is set forth below:

                                                                Years ended
                                                            -------------------
                                                            Dec. 29,    Dec. 30,
                                                              2001        2000
                                                            -------     --------

     Net loss                                               $(1,132)    $(10,943)
     Depreciation and amortization                           31,766       21,673
     Income tax benefit                                      (6,640)      (3,883)
     Interest expense                                        33,245       34,957
     ESOP expense                                             2,816        7,117
     Other expense, net                                       3,038        1,778
                                                            -------     --------
     EBITDA(a)                                               63,093       50,699
     Non-cash variable stock compensation                    14,847          574
     Serta settlement and related legal fees                     --        6,250
     Management severance                                        --        3,777
     Interest income                                            397          349
                                                            -------     --------
          Adjusted EBITDA(a)                                $78,337     $ 61,649
                                                            =======     ========

     (a) EBITDA represents earnings before interest expense, income tax expense, depreciation and amortization, ESOP expense, management fees, changes in the fair market value of derivative instruments, and acquisition costs related to a non-consummated transaction. Adjusted EBITDA, as defined by our Senior Credit Facility, is calculated as EBITDA plus non-cash variable stock compensation and interest income for 2001, and non-cash variable stock compensation expense, interest income and certain other items as listed on page 16 for 2000. Management believes that EBITDA is a widely accepted financial indicator of a company's ability to service or incur debt and a similar measure is utilized for purposes of the covenants contained in the Senior Credit Facility and the Indenture. EBITDA and Adjusted EBITDA are not measurements of operating performance calculated in accordance with US GAAP and should not be considered substitutes for operating income, net income, cash flows from operating activities, or other statements of operations or cash flow data prepared in accordance with US GAAP, or as measures of profitability or liquidity. EBITDA and Adjusted EBITDA may not be indicative of our historical operating results, nor are they meant to be predictive of potential future results. In addition, EBITDA and Adjusted EBITDA as defined here are not presentations accepted by the Commission. Accordingly, any presentation of EBITDA or Adjusted EBITDA or any information concerning EBITDA or Adjusted EBITDA which may be included in a future filing with the Commission may be substantially different than the presentation included herein. Our calculation of EBITDA and Adjusted EBITDA may not be comparable to those recorded by other companies.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal source of cash to fund liquidity needs are (i) cash provided by operating activities and (ii) borrowings available under our Senior Credit Facility. Our primary use of funds consists of payments of principal and interest for our debt, capital expenditures, distributions to Holdings, acquisitions and funding for working capital increases. In 2002, our total debt declined by $53.5 million, compared to a total debt decrease of $29.4 million in 2001.

     Our operating activities provided cash of $74.0 million in 2002 compared to $38.8 million in 2001. The following items principally account for the cash provided from operations in 2002 and 2001: (i) operating income of $65.1 million in 2002 versus $28.5 million in 2001; (ii) a decrease in working capital of $12.6 million in 2002 versus a decrease of $17.6 million in 2001; and (iii) minimal cash tax payments in 2002 and 2001 due to the utilization of federal and state net operating loss carryforwards. We expect our remaining federal net operating loss carryforwards of $19.4 million as of December 28, 2002 to be fully utilized in 2003 resulting in the payment of federal income taxes beginning in 2003. We expect that our obligation to pay federal income taxes beginning in 2003 will reduce the Company's ability to accelerate debt payments.

     Our capital expenditures totaled $7.4 million for the 2002 fiscal year and consisted primarily of normal recurring capital expenditures. We expect to spend an aggregate of approximately $10.0 million for capital expenditures in 2003. We believe that annual capital expenditure limitations in our Senior Credit Facility and the Indenture will not significantly inhibit us from meeting our ongoing capital needs.

     During the first quarter of 2002, we reacquired rights to certain trademarks from a licensee for $3.0 million, including transaction costs.

     Our 10.25% Series B Senior Subordinated Notes ("New Notes") bear interest at the rate of 10.25% per annum, which is payable semiannually on March 15 and September 15, and are guaranteed by all of our domestic subsidiaries. As of December 28, 2002, the aggregate principal amount outstanding of the New Notes was $150.0 million.

     Our Senior Credit Facility, as amended, provides for loans of up to $136.0 million, consisting of a Term Loan Facility of $76.0 million and a Revolving Loan Facility of $60.0 million. Our indebtedness under the Senior Credit Facility bears interest at a floating rate, is guaranteed by Holdings and all of our active domestic subsidiaries, and is collateralized by substantially all of our assets.

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

     - to permit restricted payments (as defined in the Senior Credit Facility) for the repurchase of Holdings' stock from deceased, terminated or retired management shareholders of approximately $3.3 million and $5.2 million in fiscal years 2002 and 2003, respectively;

     - to allow for a $7.5 million investment in an international captive insurance company;

     - to eliminate the requirement that the Company must fix the interest rate on at least 50% of the principal amount of outstanding term loans;

     - to increase permitted annual asset sales from $3 million to $10 million;

     - to adjust the definition of Management Fees and increase the overall cap on such fees to $3 million from $2.25 million;

     - to provide an option for a 12 month LIBOR interest rate period in the Revolver and the Tranche A term loan; and

     -    to provide for more restrictive financial covenants.

     At December 28, 2002, borrowings under the Senior Credit Facility bear interest at our choice of LIBOR or Prime plus the following applicable interest rate margins as follows:

                                                                LIBOR      Prime
                                                                -----      -----
     Revolving Loan Facility                                    2.00%      1.00%
     Tranche A Term Loan                                        2.00%      1.00%
     Tranche B Term Loan                                        3.25%      2.25%
     Tranche C Term Loan                                        3.50%      2.50%

     The weighted average interest rates per annum in effect as of December 28, 2002 for the Tranche A term, Tranche B term and Tranche C term loans were 3.83%, 4.78%, and 5.00%, respectively.

     We are exposed to market risk from changes in interest rates. In order to address this risk, we have developed and implemented a policy to utilize six-month LIBOR contracts to minimize the impact of near term LIBOR base rate increases. On November 27, 2002, we elected to set our interest rate at the six-month LIBOR rate for approximately $40.0 million of our Term Loan Facility, which fixed the LIBOR base rate at 1.50% through May 22, 2003 for approximately 48% of floating rate debt outstanding at December 28, 2002.

     The terms of the Senior Credit Facility required a mandatory prepayment in March 2002 of $11.6 million of the Company's outstanding term loans based upon the Company's Consolidated Excess Cash Flows (as defined in the Senior Credit Facility) for the year ended December 29, 2001. Such prepayment of term debt was allocated as follows: Term A - $2.7 million; Term B - $5.9 million; and Term C - $3.0 million. Additionally, we voluntarily prepaid $41.4 million of outstanding term debt in 2002 out of cash flows from operations allocated as follows: Term A
- $11.5 million; Term B - $18.3 million; and Term C - $11.6 million. No mandatory prepayments or scheduled repayments are required in 2003 under the terms of our Senior Credit Facility. Future principal debt payments are expected to be paid out of cash flows from operations, borrowings on our current Revolving Credit Facility, and future refinancing of our debt. As of December 28, 2002, we had availability to borrow $56.2 million under our Revolving Credit Facility, after giving effect to $3.8 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit.

     Our Senior Credit Facility requires the Company to maintain certain financial ratios including fixed-charge coverage, cash interest coverage and leverage ratios. The Senior Credit Facility also contains covenants which, among other things, limit capital expenditures, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. As of December 28, 2002, we were in compliance with all our financial covenants.

     The Company's contractual obligations and other commercial commitments and the periods in which payments are due as of December 28, 2002 are summarized below:

                                                   Next                                  After
Contractual Obligations:              Total        Year      2-3 Years    4-5 Years     5 Years
------------------------            --------     --------    ---------    ---------     --------
Long-term debt(1) .............     $242,240     $    413     $ 57,850     $ 19,832     $164,145
Capital lease obligations .....          135           91           44           --           --
Noncancellable operating leases       74,543       22,796       26,751       17,121        7,875
Distributions to Holdings(2)           5,762        3,420        2,312           30           --
                                    --------     --------     --------     --------     --------
     Total contractual ........     $322,680     $ 26,720     $ 86,957     $ 36,983     $172,020
                                    ========     ========     ========     ========     ========
Other commercial COMMITMENTS:
Standby letters of credit           $  3,750     $  3,750     $    --      $     --     $     --
                                    ========     ========     ========     ========     ========


     (1) Accelerated payments could be required under the Consolidated Excess Cash Flow provisions of the Senior Credit Facility. The Revolving Credit Facility expires on October 29, 2004. The Company expects that it will have the ability to renew the existing facility or have the ability to find new financing with comparable terms prior to expiration. If the Company is unable to renew its existing arrangement or obtain new financing, this could have an adverse affect on the Company's ability to fund operations.

     (2) Holdings has certain notes payable to former stockholders for stock redemptions. The Company will be required to distribute certain amounts to Holdings to pay such obligations.

     The Company's customers include furniture stores, specialty sleep shops, department stores, rental stores, contract customers and membership clubs. In the future, these retailers may consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which occurrences could decrease the number of stores that carry the Company's products. These retailers are also subject to changes in consumer spending and the overall state of the economy. Bankruptcies of our customers may have and have had a material adverse impact on sales and financial condition. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

     The Company's ability to make scheduled payments of principal, or to pay the interest on our indebtedness, or to fund planned capital expenditures will depend on the Company's future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations and certain anticipated improvements, the Company believes that cash flow from operations and available cash, together with available borrowings under the Senior Credit Facility, will be adequate to meet our future liquidity needs for the next several years. There can be no assurance that our business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized, or that future borrowings will be available under the Senior Credit Facility in an amount sufficient to enable us to service our indebtedness, including the New Notes, or to fund our liquidity needs.

SEASONALITY

     For the past several years, there has been little seasonality to our business.

ACCOUNTING PRONOUNCEMENTS

     The financial results for the year ended December 28, 2002, include the effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which resulted in a $5.6 million reduction in amortization of intangibles. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and indefinite-lived intangibles are now evaluated against this new criteria. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite-lived intangibles. These items are not amortized into results of operations, but instead reviewed for impairment and written down through charges to results of operations in the periods in which their carrying value of goodwill is more than their fair value. The provisions of each statement, which also apply to intangible assets acquired prior to June 30, 2001, were adopted by the Company on December 30, 2001 (beginning of fiscal year 2002). Upon adoption of SFAS 142, the Company completed its impairment testing and did not recognize an impairment charge in 2002. For the years ended December 29, 2001 and December 30, 2000, pre-tax amortization of goodwill and intangibles of $8.4 million in each year, exclusive of the Gallery goodwill impairment charge of $7.9 million recognized in 2001, would have been $2.8 million had SFAS 142 been adopted effective with the beginning of fiscal 2000.

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

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, as it related to the disposal of a segment of a business. SFAS 144 clarifies and revises existing guidance on accounting for impairment of plant, property and equipment, amortizable intangibles and other long-lived assets not specifically addressed in other accounting literature. SFAS 144 also broadens the presentation of discontinued operations to include a component of an entity rather than only a segment of a business. The Company adopted this statement on December 30, 2001 (the first day of fiscal year 2002) on a prospective basis. Adoption of this pronouncement did not have a material impact on the consolidated financial statements.

     Effective December 30, 2001 (the first day of fiscal year 2002), the Company adopted the provisions of Emerging Issues Task Force ("EITF") Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-9"). EITF 01-9 codifies and reconciles the Task Force consensuses on all or specific aspects of EITF Issues No. 00-14, Accounting for Certain Sales Incentives ("EITF 00-14"), No. 00-22, Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to be Delivered in the Future ("EITF 00-22"), and No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products ("EITF 00-25"), and identifies other related interpretive issues. EITF 01-9 requires certain selling expenses incurred by the Company, not previously reclassified, to be classified as a reduction of sales. The Company previously adopted the provisions of EITF 00-22 on December 31, 2000. Certain costs, such as co-operative advertising, promotional money, and amortization of supply agreements, were historically recorded in selling, general and administrative expenses but are now classified as a reduction of net sales under the provisions of EITF 01-9. The adoption of EITF 01-9 decreased net sales, selling, general and administrative expenses and cost of products sold by $50.4 million, $49.7 million and $0.7 million, respectively, for the year ended December 28, 2002 and $77.1 million, $76.3 million and $0.8 million, respectively, for the year ended December 29, 2001. The adoption of EITF 01-9 also had the effect of decreasing net sales, selling, general and administrative expenses and cost of products sold by $62.6 million, $61.4 million and $1.2 million, respectively, for the year ended December 30, 2000. As reclassifications, these changes did not affect the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements, and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002, transactions entered into after May 15, 2002, and financial statements issued on or subsequent to May 15, 2002. The Company adopted the provisions of this pronouncement for related transactions subsequent to May 15, 2002. Due to the adoption of SFAS 145, $0.5 million of extraordinary expense, net of tax, related to accelerated debt payments reported in 2001, has been reclassified to interest expense ($0.9 million) with the related tax benefit ($0.4 million) being reclassed to income tax benefit in the 2001 Consolidated Statement of Operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on the Company's financial position or results of operations.

     On November 25, 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), an interpretation of SFAS Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies ("SFAS 5"), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. The FASB believes that, in current practice, many entities might not be recognizing that liability, believing that US GAAP does not require recognition, particularly when the entity does not receive separately identifiable consideration (i.e., a premium) for issuing the guarantee. Many guarantees are embedded in purchase or sales agreements, service contracts, joint venture agreements, or other commercial agreements and the guarantor in many such arrangements does not receive a separately identifiable upfront payment for issuing the guarantee. FIN 45 is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The guarantor's previous accounting for guarantees that were issued before December 31, 2002 may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The Company does not expect the adoption of FIN 45 to have a material impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, Stock-Based Compensation - Transition and Disclosure ("SFAS 148"), an amendment to SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). The transition guidance and annual disclosure provisions are effective for the Company's 2002 financial statements and the interim disclosure provisions are effective for interim periods beginning with the Company's first quarter 2003. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company records estimated compensation expense over the service period based upon the intrinsic value of the options as they are earned by the employees and records additional adjustments to non-cash variable stock compensation expense for changes in the intrinsic value of vested options in a manner similar to a stock appreciation right. Therefore, adoption of this pronouncement did not have a material impact on the consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), principally to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for the Company's first quarter 2003 with transitional disclosure required with these financial statements. The Company does not expect the adoption of FIN 46 to have a material impact on the Company's financial position or results of operations.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about our risk-management activities includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. See Item 1 "Business -- Forward-Looking Statements" for additional information.

     We are exposed to market risk from changes in interest rates. In the first quarter of 2002, the Company's interest rate swap and collars expired and were not renewed. Interest rate protection agreements prior to October 2002 increased our interest expense by $0.4 million in both 2002 and 2001, but reduced our interest expense by $0.3 million in 2000. The Company recognized a $0.1 million gain on expiration of the interest rate protection agreements in the first quarter of 2002.

     In order to address market risk, we have implemented a policy to maintain the percentage of fixed and variable debt within certain parameters through the use of six-month LIBOR contracts to minimize the impact of near term LIBOR base rate increases. On November 27, 2002, we elected to set our interest rate at the six-month LIBOR rate for approximately $40.0 million of our Term Loan Facility, which fixed the LIBOR base rate at 1.50% through May 22, 2003 for approximately 48% of floating rate debt outstanding as of December 28, 2002.

     All other factors remaining unchanged, a hypothetical 10% increase or decrease in interest rates for one year on our variable rate financial instruments would not have a material impact on earnings during the current or next fiscal year.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Simmons Company

     In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Simmons Company (the "Company") at December 28, 2002 and December 29, 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangibles to comply with Statement of Financial Accounting Standards ("SFAS") No. 142 and adopted SFAS No. 145 which required the Company to reclassify losses related to the early extinguishment of debt.



/s/ PricewaterhouseCoopers LLP
-------------------------------
PricewaterhouseCoopers LLP

Atlanta, Georgia
March 3, 2003

                        Simmons Company and Subsidiaries
                      Consolidated Statements of Operations
                                 (in thousands)

                                                      Year ended    Year ended     Year ended
                                                     December 28,   December 29,   December 30,
                                                         2002           2001          2000
                                                     -----------    -----------    -----------
                                                      (52 weeks)    (52 weeks)      (53 weeks)

Net sales .......................................     $ 670,390      $ 612,995      $ 658,154
Cost of products sold ...........................       356,444        365,420        404,263
                                                      ---------      ---------      ---------
         Gross margin ...........................       313,946        247,575        253,891
                                                      ---------      ---------      ---------

Operating expenses:
     Selling, general and administrative expenses       232,265        185,092        215,924
     Non-cash variable stock compensation expense        15,561         14,847            574
     ESOP expense ...............................            --          2,816          7,117
     Amortization of intangibles ................         1,030         16,309          8,367
                                                      ---------      ---------      ---------
                                                        248,856        219,064        231,982
                                                      ---------      ---------      ---------
         Operating income .......................        65,090         28,511         21,909

     Interest expense, net ......................        25,532         33,245         34,957
     Other expense, net .........................         2,055          3,038          1,778
                                                      ---------      ---------      ---------
          Income (loss) before income taxes .....        37,503         (7,772)       (14,826)
Income tax expense (benefit) ....................        13,128         (6,640)        (3,883)
                                                      ---------      ---------      ---------
           Net income (loss) ....................        24,375         (1,132)       (10,943)

Other comprehensive income (loss):
     Foreign currency translation adjustment ....           (19)           (61)           (20)
                                                      ---------      ---------      ---------
          Comprehensive income (loss) ...........     $  24,356      $  (1,193)     $ (10,963)
                                                      =========      =========      =========












   The accompanying notes are an integral part of these consolidated financial statements.

                        Simmons Company and Subsidiaries
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                    December 28,   December 29,
                                                                       2002           2001
                                                                    -----------    -----------
                                      ASSETS

Current assets:
     Cash and cash equivalents .................................     $   5,755      $   1,209
     Accounts receivable, less allowances for doubtful
          receivables, discounts and returns of $5,251 and
          $4,695, respectively .................................        71,067         70,896
     Inventories ...............................................        23,322         24,400
     Deferred income taxes .....................................         3,265          5,296
     Other current assets ......................................        20,912         13,371
                                                                     ---------      ---------
          Total current assets .................................       124,321        115,172
                                                                     =========      =========

Property, plant and equipment, net .............................        39,660         45,276
Goodwill, net ..................................................       172,643        172,643
Intangible assets, net .........................................         6,711          3,800
Deferred income taxes ..........................................        24,505         34,706
Other assets ...................................................        17,472         14,069
                                                                     ---------      ---------
                                                                     $ 385,312      $ 385,666
                                                                     =========      =========

                       LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
     Current maturities of long-term debt ......................     $     504      $  12,147
     Accounts payable ..........................................        39,137         29,306
     Accrued liabilities .......................................        54,145         46,765
                                                                     ---------      ---------
          Total current liabilities ............................        93,786         88,218
                                                                     ---------      ---------

Non-current liabilities:
     Long-term debt ............................................       241,871        283,767
     Accrued stock compensation ................................        26,778         12,324
     Other .....................................................        16,848         15,596
                                                                     ---------      ---------
          Total liabilities ....................................       379,283        399,905
                                                                     ---------      ---------

Commitments and contingencies (notes 12 and 17)

Redemption obligation -- ESOP ..................................        61,218         44,079
Stockholder's deficit:
     Common stock, $.01 par value; 50,000,000 shares authorized,
          31,964,452 shares issued and outstanding .............           320            320
     Accumulated deficit .......................................       (55,365)       (58,513)
     Accumulated other comprehensive loss ......................          (144)          (125)
                                                                     ---------      ---------
          Total stockholder's deficit ..........................       (55,189)       (58,318)
                                                                     ---------      ---------
                                                                     $ 385,312      $ 385,666
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

                        Simmons Company and Subsidiaries
           Consolidated Statements of Changes in Stockholder's Deficit
                      (in thousands, except share amounts)


                                                                                               Accumulated
                                                                  Additional                      Other            Total
                                          Common       Common      Paid-In      Accumulated    Comprehensive    Stockholder's
                                          Shares        Stock      Capital        Deficit          Loss            Deficit
                                        ----------     ------     ----------    -----------    -------------    -------------

December 25, 1999 ................      31,964,452      $ 320      $     --      $(23,608)        $   (44)        $(23,332)
   Net loss ......................              --         --            --       (10,943)             --          (10,943)
   Other comprehensive income:
        Change in foreign currency
             translation .........              --         --            --            --             (20)             (20)
                                        ----------      -----      --------      --------         -------         --------
   Comprehensive loss ............                                                (10,943)            (20)         (10,963)
   Excess of ESOP expense at fair
        market value over cost ...              --         --         2,010            --              --            2,010
   Increase in redemption
        obligation -- ESOP based on
        fair market value ........              --         --        (1,029)         (384)             --           (1,413)
   Distributions to Holdings .....              --         --          (981)       (1,723)             --           (2,704)
                                        ----------      -----      --------      --------         -------         --------
December 30, 2000 ................      31,964,452        320            --       (36,658)            (64)         (36,402)
   Net loss ......................              --         --            --        (1,132)             --           (1,132)
   Other comprehensive loss:
        Change in foreign currency
             translation .........              --         --            --            --             (61)             (61)
                                        ----------      -----      --------      --------         -------         --------
   Comprehensive loss ............                                                 (1,132)            (61)          (1,193)
   Excess of ESOP expense at fair
        market value over cost ...              --         --         1,743            --              --            1,743
   Increase in redemption
        obligation -- ESOP based on
        fair market value ........              --         --        (1,456)      (17,726)             --          (19,182)
   Distributions to Holdings .....              --         --          (287)       (2,997)              --          (3,284)
                                        ----------      -----      --------      --------         -------         --------
December 29, 2001 ................      31,964,452        320            --       (58,513)           (125)         (58,318)
   Net income ....................              --         --            --        24,375              --           24,375
   Other comprehensive loss:
        Change in foreign currency
             translation .........              --         --            --            --             (19)             (19)
                                        ----------      -----      --------      --------         -------         --------
   Comprehensive income (loss) ...                                                 24,375             (19)          24,356
   Increase in redemption
        obligation -- ESOP based on
        fair market value ........              --         --            --       (17,139)             --          (17,139)
   Distributions to Holdings .....              --         --            --        (4,088)             --           (4,088)
                                        ----------      -----      --------      --------         -------         --------
December 28, 2002 ................      31,964,452      $ 320      $     --      $(55,365)        $  (144)        $(55,189)
                                       ===========      =====      ========      ========         =======         ========










   The accompanying notes are an integral part of these consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                   Year ended   Year ended    Year ended
                                                                  December 28,  December 29,  December 30,
                                                                      2002          2001         2000
                                                                  -----------   -----------   -----------
Cash flows from operating activities:
Net income (loss)                                                   $ 24,375      $ (1,132)     $(10,943)
Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation and amortization                                  18,437        25,479        22,090
       Non-cash variable stock compensation expense                   15,561        14,847           574
       Goodwill impairment charge                                         --         7,882            --
       ESOP expense                                                       --         2,816         7,117
       Provision for doubtful accounts                                 3,082         6,006        12,616
       Provision (benefit) for deferred income taxes                  12,232        (8,559)       (4,319)
       Non-cash interest expense                                       2,557         3,637         1,801
       Gain on settlement of postretirement benefits                      --        (2,137)           --
       Other, net                                                       (413)         (754)         (478)
Net changes in operating assets and liabilities:
       Accounts receivable                                            (3,253)        8,526       (20,822)
       Inventories                                                     1,078           445        (4,674)
       Other current assets                                          (12,107)       (4,729)       (7,028)
       Accounts payable                                                9,831        (6,926)       19,848
       Accrued liabilities                                             7,592        (4,285)        4,510
       Settlement of retiree health care obligation                       --        (2,250)           --
       Other, net                                                     (4,947)          (96)          332
                                                                    --------      --------      --------
Cash provided by operating activities                                 74,025        38,770        20,624
                                                                    --------      --------      --------

Cash flows from investing activities:
       Purchases of property, plant and equipment                     (7,441)       (5,099)      (13,160)
       Purchase of intangible assets                                  (2,963)       (2,499)           --
       Development of intellectual property                             (969)           --            --
       Proceeds from disposals of property, plant and equipment          216           395            --
                                                                    --------      --------      --------
Net cash used in investing activities                                (11,157)       (7,203)      (13,160)
                                                                    --------      --------      --------

Cash flows from financing activities:
       Distributions to Holdings                                      (4,088)       (3,284)       (2,704)
       Payments of Senior Credit Facility, net                       (53,061)      (28,796)       (8,165)
       Payments of other long-term borrowings                           (575)         (564)         (544)
       Proceeds of sale/leaseback transaction                             --            --         2,909
       Payments of financing costs                                      (570)         (714)         (412)
                                                                    --------      --------      --------
Net cash used in financing activities                                (58,294)      (33,358)       (8,916)
                                                                    --------      --------      --------
Net effect of exchange rate changes on cash                              (28)          (61)          (20)
                                                                    --------      --------      --------
Increase (decrease) in cash and cash equivalents                       4,546        (1,852)       (1,472)
Cash and cash equivalents, beginning of period                         1,209         3,061         4,533
                                                                    --------      --------      --------
Cash and cash equivalents, end of period                            $  5,755      $  1,209      $  3,061
                                                                    ========      ========      ========

Supplemental cash flow information:
       Cash paid for interest                                       $ 23,642      $ 27,022      $ 34,996
                                                                    ========      ========      -=======
       Cash paid for income taxes                                   $    426      $  1,647      $    147
                                                                    ========      ========      ========
       Acquisition of business in exchange for receivables          $     --      $     --      $ 15,449
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

                        Simmons Company and Subsidiaries
                   Notes to Consolidated Financial Statements
                      (in thousands, except share amounts)

1.   THE COMPANY

     Simmons Company ("Simmons" or "the Company") is one of the largest bedding manufacturers in the United States of America. The Company manufactures mattresses, foundations, bedding frames and sleep accessories through its wholly-owned subsidiaries, The Simmons Manufacturing Co., LLC and Simmons Caribbean Bedding, Inc. Simmons and its subsidiaries sell through all major distribution channels, including furniture stores, specialty sleep shops, department stores, rental stores and warehouse showrooms. The Company and its subsidiaries manufacture and supply conventional bedding to over 10,000 retail outlets, representing over 3,100 customers.

     Simmons distributes branded products on a contract sales basis directly to institutional users of bedding products, such as the hospitality industry and certain agencies of the United States Government, through the Company's wholly-owned subsidiary, Simmons Contract Sales, LLC. The Company licenses its trademarks, patents and other intellectual property to various domestic and foreign manufacturers principally through its wholly-owned subsidiary, Dreamwell, Ltd.

     Additionally, the Company operates 17 retail outlet stores located throughout the United States of America through the Company's wholly-owned subsidiary, World of Sleep Outlets, LLC; 59 retail mattress stores operating as Mattress Gallery located in Southern California through the Company's wholly-owned subsidiary, Gallery Corp. (of which 26 stores were added in December 2002 by assuming the leases and acquiring the inventory from Mattress Discounters Corporation, which was in bankruptcy, for approximately $1.7 million); and beginning March 1, 2003, 49 retail mattress stores operating as Mattress Gallery and Sleep Country USA located in Oregon and Washington through the Company's wholly-owned subsidiary, SC Holdings, Inc.

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

2.   PRINCIPAL ACCOUNTING POLICIES

Critical Accounting Policies

     From the Company's principal accounting policies, the following have been identified as critical accounting policies:

     - estimating valuation allowances and accrued liabilities, specifically the allowance for doubtful accounts and the warranty accrual;

     -    impairment of long-lived assets;

     -    impairment of goodwill;

     -    cooperative advertising and rebate programs;

     -    non-cash variable stock compensation expense;

     -    income taxes; and

     -    litigation and contingent liabilities.

Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates and Reclassifications

     The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Such financial statements include estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Actual results could differ from those estimates. During 2001, the Company began to classify certain revenues from its retail operations in the revenue category on the Consolidated Statement of Operations. In 2000, such revenues were classified as a reduction of selling, general and administrative expense. Such amounts were insignificant in 2000 and do not affect operating income in any period.

     Certain amounts in the 2001 and 2000 financial statements and related footnotes have been reclassified to conform with the current presentation.

Fiscal Year

     The Company operates on a 52/53 week fiscal year ending on the last Saturday in December. Fiscal years 2002 and 2001 comprised 52 weeks and fiscal year 2000 comprised 53 weeks.

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

Supply Agreements

     The Company from time to time enters into long-term supply agreements with its customers. Any initial cash outlay by the Company is capitalized and amortized as a reduction to revenue over the life of the contract and is ratably recoverable upon contract termination. Such capitalized amounts are included in other current assets and other assets in the Company's consolidated balance sheets. Amortization expense related to these contracts was $4.6 million, $4.2 million, and $4.7 million in 2002, 2001 and 2000, respectively.

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

      Buildings and improvements                               15 - 26 years
      Leasehold improvements                                    2 - 10 years
      Machinery and equipment                                   5 - 10 years
      Computers and software                                    3 -  7 years

Amortization of Intangibles

     Intangible assets consist primarily of patents, trademarks, and capitalized costs related to licenses. Goodwill represents the excess of consideration paid over the fair value of net assets acquired in purchase business combinations. In 2000 and 2001, goodwill and trademarks were amortized using the straight-line method over periods of benefit that did not exceed forty years. With the adoption of SFAS 142 as of December 30, 2001 (the first day of fiscal year
2002), no amortization was taken on these assets in 2002. The cost of obtaining or defending patents is amortized using the straight-line method over the estimated economic lives of the respective patents, which are generally 17 years. The capitalized costs related to licenses are amortized using the straight-line method over the life of the respective license, which is generally two to four years.

     The Company tests goodwill and other indefinite-lived intangible assets for impairment on an annual basis by comparing the fair value of the Company's reporting units to their carrying values. Fair value is determined by the assessment of future discounted cash flows. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. Other indefinite-lived intangible assets are tested between annual tests if events or changes in circumstances indicate that the asset might be impaired.

Impairment of Long-Lived Assets

     The Company regularly reviews all of its long-lived assets, including intangibles with finite lives, for impairment whenever events or circumstances indicate their carrying value may not be recoverable. Management reviews whether there has been an impairment by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the asset. The factors considered by management in this assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. If an impairment is deemed to exist, management would record an impairment charge equal to the excess of the carrying value over the fair value of the impaired assets.

     As discussed in note 6 to the consolidated financial statements, the Company recognized an impairment charge of $7.9 million in 2001. There were no goodwill additions or impairments for the year ended December 28, 2002.

Debt Issuance Costs

     The Company capitalizes costs associated with the issuance of debt and amortizes the cost as additional interest expense over the lives of the debt using the effective interest rate method. Amortization expense of $2.6 million, $3.3 million, and $1.8 million for 2002, 2001, and 2000, respectively, is included as a non-cash component of interest expense in the accompanying Consolidated Statements of Operations. Due to the adoption of SFAS 145, $0.5 million of extraordinary expense, net of tax, related to accelerated debt payments in 2001 has been reclassified to interest expense ($0.9 million) with the related tax benefit ($0.4 million) reclassed to income tax benefit in the accompanying 2001 Consolidated Statement of Operations.

Revenue Recognition

     The Company recognizes revenue, net of estimated returns, when title and risk of ownership passes, which is generally upon delivery of shipments. Sales are presented net of cash discounts, rebates, returns and certain consideration provided to customers such as co-operative advertising costs, promotional monies and amortization of supply agreements. The Company uses historical trend information regarding returns to reduce sales for estimated future returns. The Company provides an allowance for bad debts for estimated uncollectible accounts receivable, which is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

Product Delivery Costs

     Product delivery costs are billed to the Company's customers and are included as a component of net sales. The Company incurred $31.8 million, $31.6 million, and $30.4 million in shipping and handling costs associated with the delivery of finished mattress products to its customers in 2002, 2001 and 2000, respectively. These costs are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

Employee Stock Ownership Plan

     Prior to 2002, the Company recognized ESOP expense as an amount equal to the fair market value of the shares committed to be released to participants' accounts. As of December 29, 2001, all the plan shares had been committed to be released to participants' accounts. The unearned compensation balance was previously amortized using the shares allocated method (i.e., at cost). The difference in the fair market value and the cost of the shares, if any, was recorded as an adjustment to additional paid-in capital.

     Because of the Company's or Holdings' obligation to repurchase shares from the ESOP under certain circumstances for their then current fair value, the Company has classified the redemption value of such shares in the accompanying consolidated balance sheets as redemption obligation -- ESOP as of December 28, 2002 and December 29, 2001, respectively. In 2002, this obligation increased $17.1 million as a result of the increase in the underlying fair value of Holdings common stock.

Stock Option Plans

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB No. 25), issued in March 2000, to account for its employee stock option plans. Under this method, compensation expense is recorded over the service period based upon the intrinsic value of the options as they are earned by the employees. SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has adopted the disclosure-only provisions and continues to apply the intrinsic value-based method of accounting as described above. The accounting for awards of stock-based compensation where an employee can compel the entity to settle the award by transferring cash or other assets to employees rather than by issuing equity instruments is substantially the same under SFAS 123 and APB 25. Accordingly, SFAS 123 pro-forma disclosures are not presented.

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

Product Development Costs

     Costs associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to approximately $2.4 million, $1.8 million and $1.7 million for 2002, 2001 and 2000, respectively.

Rebates

     The Company provides volume rebates to certain customers for the achievement of various purchase volume levels. The Company recognizes a liability for the rebate at the point of revenue recognition for the underlying revenue transactions that result in progress by the customer towards earning the rebate. Measurement of the liability is based on the estimated number of customers that will ultimately earn and claim the rebates or refunds under the offer. Rebates were $10.4 million, $10.6 million and $6.3 million in 2002, 2001 and 2000, respectively, and are included as a reduction of sales in the accompanying Consolidated Statements of Operations.

Advertising Costs

     The Company records the cost of advertising, including co-op advertising, as an expense or a reduction of net sales when incurred or no later than when the advertisement appears or the event is run. Advertising costs were $86.8 million, $74.0 million and $83.7 million for 2002, 2001 and 2000, respectively, and in accordance with EITF 01-9, are included as either a reduction of net sales or a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

Warranties

     The Company's warranty policy provides a 10-year non-prorated warranty service period on all first quality products, except for certain products for the hospitality industry which have varying non-prorated warranty periods generally ranging from five to ten years. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. Accrued warranties totaled $3.4 million and $3.2 million, respectively, as of December 28, 2002 and December 29, 2001. The following table presents a reconciliation of the Company's warranty liability at December 28, 2002:

                                                              Dollar Amount of
                                                                 Liability
                                                              ----------------
                                                               Debit/(Credit)

     Balance at December 29, 2001                                 $ 3,162
     Accrual for warranties during 2002                             3,256
     Settlements made during 2002                                  (2,984)
                                                                  -------
     Balance at December 28, 2002                                 $ 3,434
                                                                  =======

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

Derivative Instruments

     Effective January 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This statement, as amended, standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of the hedging relationship. The cumulative effect upon prior years of adopting SFAS 133 was not material.

Significant Concentrations of Risk

     Cash and cash equivalents are maintained with several major financial institutions in the United States of America and Puerto Rico. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand. Additionally, the Company monitors the financial condition of such institutions and considers the risk of loss remote.

     The Company manufactures and markets sleep products, including mattresses and box springs to retail establishments primarily in the United States of America. The Company performs periodic credit evaluations of its customers' financial condition and generally does not, in most cases, require collateral. Shipments to the Company's five largest customers aggregated approximately 17%, 17% and 21% of total shipments for each of 2002, 2001 and 2000, respectively, and no single customer accounted for over 10% of the Company's net sales.

     Purchases of raw materials from one vendor represented approximately 21%, 20% and 20% of cost of products sold for 2002, 2001 and 2000, respectively. Additionally, the Company purchases substantially all of its foam from one supplier. Such purchases represented approximately 12%, 14% and 13% of cost of products sold for 2002, 2001 and 2000, respectively. The Company also primarily utilizes two third-party logistics providers which, in the aggregate, accounted for 66%, 63% and 60% of outbound shipments in 2002, 2001 and 2000, respectively.

Accounting Pronouncements

     The financial results for the year ended December 28, 2002, include the effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which resulted in a $5.6 million reduction in amortization of intangibles. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and indefinite-lived intangibles are now evaluated against this new criteria. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite-lived intangibles. These items are not amortized into results of operations, but instead reviewed for impairment and written down through charges to results of operations in the periods in which their carrying value of goodwill is more than their fair value. The provisions of each statement, which also apply to intangible assets acquired prior to June 30, 2001, were adopted by the Company on December 30, 2001 (beginning of fiscal year 2002). Upon adoption of SFAS 142, the Company completed its impairment testing and did not recognize an impairment charge in 2002. For the years ended December 29, 2001 and December 30, 2000, pre-tax amortization of goodwill and intangibles of $8.4 million in each year, exclusive of the Gallery goodwill impairment charge of $7.9 million recognized in 2001, would have been $2.8 million had SFAS 142 been adopted effective with the beginning of fiscal 2000.

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

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, as it related to the disposal of a segment of a business. SFAS 144 clarifies and revises existing guidance on accounting for impairment of plant, property and equipment, amortizable intangibles and other long-lived assets not specifically addressed in other accounting literature. SFAS 144 also broadens the presentation of discontinued operations to include a component of an entity rather than only a segment of a business. The Company adopted this statement on December 30, 2001 (the first day of fiscal year 2002) on a prospective basis. Adoption of this pronouncement did not have a material impact on the consolidated financial statements.

     Effective December 30, 2001 (the first day of fiscal year 2002), the Company adopted the provisions of Emerging Issues Task Force ("EITF") Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-9"). EITF 01-9 codifies and reconciles the Task Force consensuses on all or specific aspects of EITF Issues No. 00-14, Accounting for Certain Sales Incentives ("EITF 00-14"), No. 00-22, Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to be Delivered in the Future ("EITF 00-22"), and No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products ("EITF 00-25"), and identifies other related interpretive issues. EITF 01-9 requires certain selling expenses incurred by the Company, not previously reclassified, to be classified as a reduction of sales. The Company previously adopted the provisions of EITF 00-22 on December 31, 2000. Certain costs, such as co-operative advertising, promotional money, and amortization of supply agreements, were historically recorded in selling, general and administrative expenses but are now classified as a reduction of net sales under the provisions of EITF 01-9. The adoption of EITF 01-9 decreased net sales, selling, general and administrative expenses and cost of products sold by $50.4 million, $49.7 million and $0.7 million, respectively, for the year ended December 28, 2002 and $77.1 million, $76.3 million and $0.8 million, respectively, for the year ended December 29, 2001. The adoption of EITF 01-9 also had the effect of decreasing net sales, selling, general and administrative expenses and cost of products sold by $62.6 million, $61.4 million and $1.2 million, respectively, for the year ended December 30, 2000. As reclassifications, these changes did not affect the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements, and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002, transactions entered into after May 15, 2002, and financial statements issued on or subsequent to May 15, 2002. The Company adopted the provisions of this pronouncement for related transactions subsequent to May 15, 2002. Due to the adoption of SFAS 145, $0.5 million of extraordinary expense, net of tax, related to accelerated debt payments reported in 2001, has been reclassified to interest expense ($0.9 million) with the related tax benefit ($0.4 million) being reclassed to income tax benefit in the 2001 Consolidated Statement of Operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on the Company's financial position or results of operations.

     On November 25, 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), an interpretation of SFAS Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies ("SFAS 5"), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. The FASB believes that, in current practice, many entities might not be recognizing that liability, believing that US GAAP does not require recognition, particularly when the entity does not receive separately identifiable consideration (i.e., a premium) for issuing the guarantee. Many guarantees are embedded in purchase or sales agreements, service contracts, joint venture agreements, or other commercial agreements and the guarantor in many such arrangements does not receive a separately identifiable upfront payment for issuing the guarantee. FIN 45 is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The guarantor's previous accounting for guarantees that were issued before December 31, 2002 may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The Company does not expect the adoption of FIN 45 to have a material impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, Stock-Based Compensation - Transition and Disclosure ("SFAS 148"), an amendment to SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). The transition guidance and annual disclosure provisions are effective for the Company's 2002 financial statements and the interim disclosure provisions are effective for interim periods beginning with the Company's first quarter 2003. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company records estimated compensation expense over the service period based upon the intrinsic value of the options as they are earned by the employees and records additional adjustments to non-cash variable stock compensation expense for changes in the intrinsic value of vested options in a manner similar to a stock appreciation right. Therefore, adoption of this pronouncement did not have a material impact on the consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), principally to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for the Company's first quarter 2003 with transitional disclosure required with these financial statements. The Company does not expect the adoption of FIN 46 to have a material impact on the Company's financial position or results of operations.

3.   EMPLOYEE STOCK OWNERSHIP PLAN

     The Company is structured so that many employees of the Company have a beneficial ownership of the stock of Holdings or, prior to the Recapitalization, of the Company through their participation in the ESOP. Through 2002, the Company made annual contributions to the ESOP in an amount up to 25% of eligible participant compensation, subject to certain limitations and conditions. The ESOP used all such contributions to repay the ESOP loan. As a result, there was no cash cost associated with the contributions to the ESOP. Following 2002, no further Company contributions will be made to the ESOP.

     ESOP assets are held in trust by State Street Bank and Trust Company, the ESOP trustee. Prior to repayment of the ESOP loan in full in 2002, the ESOP shares were held in a suspense account and were released to the ESOP participants' accounts based on debt service. In 2000, 1,071,944 shares were released to participants' accounts for the 1999 ESOP allocation. In 2001, 988,124 shares were released to participants' accounts for the 2000 ESOP allocation. In 2002, 298,006 shares were released to participants' accounts for the 2001 ESOP allocation. At December 28, 2002, all shares of Holdings common stock in the ESOP were allocated, resulting in no further allocation of shares to participants.

     Over half of the Company's full-time employees are participants in the ESOP. The participants and beneficiaries of the ESOP are not subject to income tax with respect to contributions made on their behalf until they receive distributions from the ESOP.

     Under the provisions of the ESOP, the Company or Holdings is obligated to repurchase participant shares distributed under the terms of the ESOP, as long as the shares are not publicly traded or if the shares are subject to trading limitations. Holdings regularly repurchases shares from the ESOP to provide liquidity for cash distributions. Holdings repurchased approximately 29,345 shares and 25,972 shares from the ESOP in 2002 and 2001, respectively, at an average price of $15.2038 and $8.2457 per share, respectively. The ESOP held 3,414,300 and 3,443,645 shares as of December 28, 2002 and December 29, 2001, respectively.

4.   INVENTORIES

     Inventories consisted of the following as of December 28, 2002 and December 29, 2001:

                                                              2002         2001
                                                             -------     -------
     Raw materials                                          $ 11,198    $ 13,263
     Work-in-progress                                          1,240       1,029
     Finished goods                                           10,884      10,108
                                                            --------    --------
                                                            $ 23,322    $ 24,400
                                                            ========    ========

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following as of December 28, 2002 and December 29, 2001:

                                                               2002         2001
                                                             -------     -------
     Land, buildings and improvements                        $11,298     $11,165
     Leasehold improvements                                   10,926       9,549
     Machinery and equipment                                  72,350      68,106
     Construction in progress                                    955         820
                                                             -------     -------
                                                              95,529      89,640
     Less accumulated depreciation                           (55,869)    (44,364)
                                                             -------     -------
                                                             $39,660     $45,276
                                                             =======     =======

     Depreciation expense was $12.8 million for both 2002 and 2001, and $11.2 million for 2000.

6.   GOODWILL AND OTHER INTANGIBLE ASSETS

     On December 30, 2001 (the first day of fiscal year 2002), the Company adopted SFAS 142 and ceased to amortize goodwill and costs associated with indefinite life trademarks. As required by SFAS 142, the Company reassessed the expected useful lives of existing intangible assets. This reassessment resulted in no changes to the expected useful lives of the Company's patents and licenses.

     Summarized below are the major classes of intangible assets that will continue to be amortized under SFAS 142, as well as the carrying values of those intangible assets, which will no longer be amortized:

                                               December 28, 2002          December 29, 2001
                                          -----------------------      ------------------------
                                           Gross                        Gross
                                          Carrying   Accumulated       Carrying    Accumulated
                                           Amount    Amortization       Amount     Amortization
                                          --------   ------------      --------    ------------
Amortized intangible assets
    Patents                               $17,647      $(17,049)        $17,454      $(16,045)
    Licenses                                  398            (8)             --            --
                                          -------      --------         -------      --------
        Total                             $18,045      $(17,057)        $17,454      $(16,045)
                                          =======      ========         =======      ========
Unamortized intangible assets
    Trademarks                            $ 5,723                       $ 2,391
                                          -------                       -------
        Total                             $ 5,723                       $ 2,391
                                          =======                       =======

     The following table presents the Company's 2000 and 2001 results on a basis comparable to the 2002 results, adjusted to exclude amortization expense (including any related tax effects) related to goodwill:

                                                2002        2001        2000
                                              -------      -------    --------

Reported net income (loss)                    $24,375      $(1,132)   $(10,943)
  Add back: goodwill amortization                  --        5,636       5,571
                                              -------      -------    --------
Adjusted net income (loss)                    $24,375      $ 4,504    $ (5,372)
                                              =======      =======    ========

     In connection with the acquisition of substantially all of the retail store locations and other assets of H&H Sleep Centers, Inc. ("H&H") and CBMC Corp. ("CBMC") by Gallery Corp. ("Gallery") in 2000, the Company recorded $16.1 million of goodwill. This represented the excess of the purchase price over the fair value of assets acquired and was being amortized on a straight line basis over a twenty year period. Due to various Gallery operating factors, in the fourth quarter of 2001 the Company reviewed the carrying value of Gallery's goodwill in accordance with the Company's accounting policies and recorded an impairment charge of $7.9 million to write down the Gallery goodwill to its estimated market value. The impairment charge is included in amortization of goodwill in the accompanying 2001 Consolidated Statement of Operations. There were no goodwill additions or impairments for the year ended December 28, 2002.

     As part of the adoption of SFAS 142, the Company performed initial valuations during the first quarter 2002 to determine if any impairment of goodwill and indefinite-lived intangibles existed and determined that no impairment of goodwill and indefinite-lived intangible assets existed. In accordance with SFAS 142, goodwill was tested at December 28, 2002 for impairment by comparing the fair value of the Company's reporting units to their carrying values. Fair values were determined by the assessment of future discounted cash flows. This impairment test will be performed each year on the last day of the Company's fiscal year unless circumstances or events necessitate an evaluation at an interim date.

7.   ACCRUED LIABILITIES

     Accrued liabilities consisted of the following as of December 28, 2002 and December 29, 2001:

                                                               2002      2001
                                                             -------    -------

     Accrued wages and benefits                              $18,130    $13,410
     Accrued advertising and incentives                       18,480     16,783
     Accrued interest                                          5,084      5,785
     Other accrued expenses                                   12,451     10,787
                                                             -------    -------
                                                             $54,145    $46,765
                                                             =======    =======

8.   LONG-TERM DEBT

     Long-term debt consisted of the following at December 28, 2002 and December 29, 2001:

                                                                 2002         2001
                                                               --------     --------
    Senior Credit Facility:
          Tranche A Term Loan                                  $ 14,500     $ 30,061
          Tranche B Term Loan                                    42,505       65,762
          Tranche C Term Loan                                    19,006       33,249
                                                               --------     --------
               Total Senior Credit Facility                      76,011      129,072
     Industrial Revenue Bonds, 7.00%, due 2017                    9,700        9,700
     Industrial Revenue Bonds, 3.33%, due 2016                    4,200        4,400
     Banco Santander loan, 3.42%, due 2013                        2,329        2,524
     10.25% Series B Senior Subordinated Notes due 2009         150,000      150,000
     Other, including capital lease obligations                     135          218
                                                               --------     --------
                                                                242,375      295,914
     Less current portion                                          (504)     (12,147)
                                                               --------     --------
                                                               $241,871     $283,767
                                                               ========     ========

     The 10.25% Series B Senior Subordinated Notes ("New Notes") bear interest at the rate of 10.25% per annum, which is payable semi-annually in cash in arrears on March 15 and September 15. The New Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company.

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

     The New Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by all of the Company's active domestic subsidiaries. Exclusive of allocation of the debt and related interest of the Company, the total sales, total assets, cash flow from operations, net income from continuing operations before income taxes, and stockholder's equity of the three active non-guarantor international subsidiaries was $13.6 million, $10.9 million, $1.7 million, $1.0 million, and $6.5 million, respectively, as of and for the year ended December 28, 2002.

     The Senior Credit Facility, as amended, provides for loans of up to $136.0 million, consisting of a Term Loan Facility of $76.0 million and a Revolving Loan Facility of $60.0 million. The Company's indebtedness under the Senior Credit Facility bears interest at a floating rate, is guaranteed by Holdings and all of the Company's active domestic subsidiaries, and is collateralized by substantially all of the Company's assets.

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

     - to permit restricted payments (as defined in the Senior Credit Facility) for the repurchase of Holdings stock from deceased, terminated or retired management shareholders of approximately $3.3 million and $5.2 million in fiscal years 2002 and 2003, respectively;

     - to allow for a $7.5 million investment in an international captive insurance company;

     - to eliminate the requirement that the Company must fix the interest rate on at least 50% of the principal amount of outstanding term loans;

     -    to increase the permitted asset sales from $3 million to $10 million;

     - to adjust the definition of Management Fees and increase the overall cap on such fees to $3 million from $2.25 million;

     - to provide an option for a 12 month LIBOR interest rate period in the Revolver and the Tranche A term loan; and

     -    to provide for more restrictive financial covenants.

     Borrowings under the Senior Credit Facility bear interest at December 28, 2002 at the Company's choice of LIBOR or Prime plus the following applicable interest rate margins as follows:

                                                               LIBOR     Prime
                                                               -----     -----
      Revolving Loan Facility                                  2.00%     1.00%
      Tranche A Term Loan                                      2.00%     1.00%
      Tranche B Term Loan                                      3.25%     2.25%
      Tranche C Term Loan                                      3.50%     2.50%

     The weighted average interest rates per annum in effect as of December 28, 2002 for the Tranche A term, Tranche B term and Tranche C term loans were 3.83%, 4.78% and 5.00%, respectively.

     The use of interest rate risk management instruments, such as collars and swaps, was required under the terms of the Senior Credit Facility prior to the October 2002 amendment. Interest rate protection agreements increased the Company's interest expense by $0.4 million in both 2002 and 2001, and reduced the Company's interest expense by $0.3 million in 2000. The Company recognized a $0.1 million gain on expiration of the interest rate protection agreements in the first quarter of 2002.

     The Company is exposed to market risk from changes in interest rates. In order to address this risk, the Company has developed and implemented a policy to utilize six-month LIBOR contracts to minimize the impact of near term LIBOR base rate increases. On November 27, 2002, the Company elected to set its interest rate at the six-month LIBOR rate for approximately $40.0 million of the Term Loan Facility, which fixed the LIBOR base rate at 1.50% through May 22, 2003 for approximately 48% of floating rate debt outstanding as of December 28, 2002.

     As of December 28, 2002, the Company had availability to borrow $56.2 million under the Revolving Credit Facility after giving effect to $3.8 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the Revolving Credit Facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the Revolving Credit Facility to fund distributions to Holdings, acquisitions and capital expenditures.

     The Senior Credit Facility requires the Company to maintain certain financial ratios including fixed-charge coverage, cash interest coverage and leverage ratios. The Senior Credit Facility also contains covenants which, among other things, limit capital expenditures, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. As of December 28, 2002, the Company was in compliance with all of its financial covenants.

     The terms of the Senior Credit Facility required a mandatory prepayment in March 2002 of $11.6 million of the Company's outstanding term loans based upon the Company's Consolidated Excess Cash Flows (as then defined in the Senior Credit Facility) for the year ended December 29, 2001. Such prepayment of term debt was allocated as follows: Term A -- $2.7 million; Term B -- $5.9 million; and Term C -- $3.0 million. Additionally, the Company voluntarily prepaid $41.4 million of outstanding term debt in 2002 out of cash flows from operations allocated as follows: Term A -- $11.5 million; Term B -- $18.3 million; and Term C -- $11.6 million. No mandatory prepayments or scheduled repayments are required in 2003 under the terms of the Senior Credit Facility.

     Future maturities of long-term debt as of December 28, 2002 are as follows:

           2003                                   $    504
           2004                                     14,961
           2005                                     42,933
           2006                                     19,419
           2007                                        413
           Thereafter                              164,145
                                                  --------
                                                  $242,375
                                                  ========
     The Revolving Credit Facility expires on October 29, 2004. The Company expects that it will have the ability to renew the existing facility or have the ability to find new financing with comparable terms prior to expiration. If the Company is unable to renew its existing arrangement or obtain new financing, this could have an adverse affect on the Company's ability to fund operations.

     The fair value of the Company's long-term debt is estimated based on the current rates offered for debt of similar terms and maturities except for the 10.25% Series B Senior Subordinated Notes due 2009 which is at quoted market values. The fair value of the Company's 10.25% Series B Senior Subordinated

Notes due 2009 was $160.5 million as of December 28, 2002. All other long-term debt approximates fair value as of December 28, 2002.

9.   DERIVATIVE INSTRUMENTS

     The Company has periodically used certain interest rate swaps and collars to manage its interest rate risk. In 2002, the Company ceased the use of interest rate protection agreements and amended their Senior Credit Facility to eliminate the requirement that the Company must fix the interest rate on at least 50% of the principal amount of outstanding term loans. The swaps and collars did not qualify for hedge accounting, therefore, the Company recorded a $0.1 million gain in 2002 on expiration of the swaps and collars. This gain is included in other expense, net in the accompanying 2002 Consolidated Statement of Operations. The cumulative effect upon prior years of adopting SFAS 133 was not material.

10.  LICENSING

     During the late 1980's and early 1990's, the Company disposed of most of its foreign operations and secondary domestic lines of business. As a result, the Company now licenses internationally the Simmons(R) name and many of its trademarks, processes and patents generally on an exclusive long-term basis to third-party manufacturers which produce and distribute conventional bedding products within their designated territories. These licensing agreements allow the Company to reduce exposure to political and economic risks abroad by minimizing investments in those markets. The Company has eighteen foreign licensees and eight foreign sub-licensees with operations in Argentina, Australia, Brazil, Canada, Chile, Colombia, Dominican Republic, Ecuador, El Salvador, England, France, Hong Kong, Israel, Italy, Japan, Korea, Mexico, Morocco, New Zealand, Oman, Panama, Singapore, South Africa, Sweden, Taiwan, and Venezuela. These foreign licensees and sub-licensees have rights to sell Simmons-branded products in approximately 90 countries.

     Additionally, the Company has fifteen domestic third-party licensees. Some of these licensees manufacture and distribute juvenile bedding, healthcare-related bedding and furniture, and non-bedding upholstered furniture, primarily on long-term or automatically renewable terms. Additionally, the Company has licensed the Simmons(R) name and other trademarks, generally for limited terms, to manufacturers of airbeds, waterbeds, feather and down comforters, sheets and synthetic comforter sets, pillows, bed pads, blankets, bed frames, futons, office chairs, specialty sleep items, massage recliners and pet beds.

     In 2002, 2001 and 2000 the Company's licensing agreements as a whole generated royalties of approximately $7.9 million, $8.6 million and $8.0 million, respectively, which are accounted for as a reduction of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

11.  OTHER EXPENSE, NET

     Other expense, net is comprised of the following:

                                                    2002        2001      2000
                                                   ------      ------    ------
Management advisory fee paid to a                  $2,165      $2,160    $1,778
     related party
Other non-operating (revenue) expenses               (110)        878        --
                                                   ------      ------    ------
                                                   $2,055      $3,038    $1,778
                                                   ======      ======    ======

12.  LEASES AND OTHER COMMITMENTS

     The Company leases certain facilities and equipment under operating leases. The Company's commitments under capital leases are not material to necessitate separate disclosure. Rent expense was $21.6 million, $21.2 million, and $15.7 million for 2002, 2001 and 2000, respectively.

     The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 28, 2002:

                  2003                                    $22,796
                  2004                                     14,162
                  2005                                     12,589
                  2006                                     10,063
                  2007                                      7,058
                  Thereafter                                7,875
                                                          -------
                                                          $74,543
                                                          =======

     The Company has the option to renew certain plant operating leases, with the longest renewal period extending through 2021. Most of the operating leases provide for increased rent through increases in general price levels.

     The Company has various purchase commitments with certain suppliers in which the Company is committed to purchase approximately $74 million of raw materials from these vendors in 2003. If the Company does not reach the committed level of purchases, various additional payments could be required to be paid to these suppliers.

13.  STOCK OPTION PLANS

     In 1996, the board of directors established a management stock incentive plan (the "1996 Plan"), which provided for the granting of non-qualified options for Class C common stock of Holdings to members of management and certain key employees. The options outstanding under the 1996 Plan were granted at prices which were equal to or above the market value of the Class C stock on the date of grant. As a result of the Recapitalization, the vesting of the issued and outstanding stock options under the 1996 plan was accelerated.

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

     During 1999, the board of directors of Holdings established the 1999 Stock Option Plan ("1999 Plan"), which now provides for the granting of up to 4,902,878 options for shares of Holdings common stock to directors (including those who are not employees), all executive officers of the Company and its subsidiaries, and other employees, consultants and advisors. Under the terms of the 1999 Plan, options may be either incentive or non-qualified. Generally, the options outstanding under the 1999 Plan are granted at prices which equate to or are above the market value of the common stock of Holdings on the date of grant, expire after ten years, and vest ratably over a four or five year period based upon the achievement of an annual Adjusted EBITDA target, as defined in the 1999 Plan, or as otherwise established by the Compensation Committee of the Board of Directors. The 1999 Plan permits the Compensation Committee to grant other stock options on terms and conditions established by the Committee. The incentive plan provides for issuance of regular options ("Regular Options") and superincentive options ("Superincentive Options"). Regular Options are subject to certain time and performance vesting restrictions and Superincentive Options vest only in connection with the consummation of a change of control or initial public offering of Holdings and the attainment by shareholders affiliated with Fenway of certain internal rate of return objectives.

     In 2002, the board of directors of Holdings established the 2002 Stock Option Plan ("2002 Plan"), which now provides for the granting of up to 1,053,122 options for shares of Holdings common stock to directors (including those who are not employees), all executive officers of the Company and its subsidiaries, and other employees, consultants and advisors. Under the terms of the 2002 Plan, options may be either incentive or non-qualified. Generally, the options outstanding under the 2002 Plan are granted at prices which are equal to or are above the market value of the common stock of Holdings on the date of grant, expire after ten years, and vest based upon conditions specified by the board of directors of Holdings. This plan provides for issuance of Regular Options and Superincentive Options. Regular Options are subject to certain time and performance vesting restrictions and Superincentive Options vest only in connection with the consummation of a change of control or initial public offering of Holdings and the attainment by shareholders affiliated with Fenway of certain internal rate of return objectives.

     Under APB 25, because the vesting of the plan options is dependent upon achieving an annual Adjusted EBITDA target or as otherwise established by the Compensation Committee of the Board of Directors, the ultimate number of vested shares, and therefore the measurement date, is not currently determinable. Accordingly, pursuant to APB 25, the Company records estimated compensation expense over the service period based upon the intrinsic value of the options as they are earned by the employees.

     Additionally, the 2002, 1999 and 1996 Plans provide that the option holders may, under certain circumstances, require Holdings to repurchase the shares underlying vested options. Therefore, pursuant to APB 25 and its interpretations, the Company records additional adjustments to non-cash variable stock compensation expense for changes in the intrinsic value of vested Regular Options under the 1996, 1999 and 2002 Plans in a manner similar to a stock appreciation right. The accounting for awards of stock-based compensation where an employee can compel the entity to settle the award by transferring cash or other assets to employees rather than by issuing equity instruments is substantially the same under SFAS 123 and APB 25. Accordingly, SFAS 123 pro-forma disclosures are not presented.

     The Company recorded non-cash variable stock compensation expense of approximately $15.6 million, $14.8 million and $0.6 million related to Regular Options during 2002, 2001 and 2000, respectively.

     Stock option activity (all non-qualified) during 2002, 2001 and 2000 follows:

                                                                Weighted
                                                                 Average
                                                   Number       Exercise
                                                  of Shares      Price
                                                 -----------    --------

Shares outstanding at December 25, 1999           4,377,492      $ 5.27
Granted                                           4,820,000      $ 6.73
Forfeited                                        (2,061,000)     $ 6.73
Cancelled                                        (1,232,196)     $ 2.79
                                                 ----------

Shares outstanding at December 30, 2000           5,904,296      $ 6.50
Granted                                             503,878      $ 7.67
Forfeited                                          (740,861)     $ 6.73
Cancelled                                          (148,371)     $ 6.16
                                                 ----------      ------
Shares outstanding at December 29, 2001           5,518,942      $ 6.58
Granted                                             410,750      $13.45
Forfeited                                          (862,064)     $ 6.78
Cancelled                                          (219,404)     $ 4.39
                                                 ----------      ------
Shares outstanding at December 28, 2002           4,848,224      $ 7.23
                                                 ==========      ======
Shares exercisable at December 28, 2002           2,187,862      $ 6.60
                                                 ==========      ======


     The following table summarizes information concerning currently outstanding and exercisable options:

                           Outstanding Options                                       Exercisable Options
--------------------------------------------------------------------------    -----------------------------------
                      Number         Weighted-Average                             Number
   Range of        Outstanding at       Remaining         Weighted-Average    Exercisable at     Weighted-Average
Exercise Prices    Dec. 28, 2002     Contractual Life       Exercise Price    Dec. 28, 2002       Exercise Price
---------------   ---------------    ----------------     ----------------    --------------     ----------------
$ 2.65 - $ 3.57        195,474              3.1                $ 2.74             195,474             $ 2.74
$ 5.15 - $ 7.15      4,122,000              7.3                $ 6.76           1,904,075             $ 6.75
$ 8.95 - $12.80        335,000              9.2                $10.96              61,875             $10.31
$14.15 - $16.75        195,750             10.0                $15.06              26,438             $15.18
                     ---------                                                  ---------
                     4,848,224              7.0                $ 7.23           2,187,862             $ 6.60
                     =========                                                  =========


14.  INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                 2002        2001       2000
                                               -------     -------     -------
Current tax provision:
     Federal                                   $    --     $    --     $    --
     State                                         250          --          --
     Foreign                                       475         496         422
                                               -------     -------     -------
                                                   725         496         422
                                               -------     -------     -------
Deferred tax provision:
     Federal                                    11,104      (6,764)     (3,625)
     State                                       1,258        (372)       (680)
     Foreign                                        41          --          --
                                               -------     -------     -------
                                                12,403      (7,136)     (4,305)
                                               -------     -------     -------
Income tax expense (benefit)                   $13,128     $(6,640)    $(3,883)
                                               =======     =======     =======

     The reconciliation of the statutory federal income tax rate to the effective income tax rate for 2002, 2001 and 2000 provision for income taxes is as follows:

                                                    2002        2001        2000
                                                  --------     -------     -------

Income taxes at federal statutory rate            $ 13,128    $ (2,720)   $ (5,040)
State income taxes, net of federal benefit           1,480        (174)       (442)
General business tax credits                        (1,500)         --          --
Reversal of valuation allowance                         --      (3,999)         --
Goodwill amortization                                   --       1,691       1,643
State net operating loss benefit                        --        (655)         --
Foreign tax credits                                   (137)       (529)         --
Other, net                                             157        (254)        (44)
                                                  --------    --------    --------
                                                  $ 13,128    $ (6,640)   $ (3,883)
                                                  ========    ========    ========

     Components of the net deferred income tax asset as of December 28, 2002 and December 29, 2001 are as follows:

                                                              2002          2001
                                                            --------      --------
Current deferred income taxes:
     Accounts receivable and inventory reserves             $  1,300      $  2,081
     Accrued liabilities, not currently deductible             5,228         6,571
     Prepaids and other assets, not currently taxable         (3,263)       (3,356)
                                                            --------      --------
          Current deferred income tax asset                    3,265         5,296
Noncurrent deferred income taxes:
     Property bases differences                                1,492        (3,207)
     Patents bases differences                                    --          (248)
     Stock option compensation                                10,314         4,913
     Net operating loss carryforwards                          8,482        30,184
     Income tax credit carryforwards                           2,204            --
     Other noncurrent accrued liabilities, not
          currently deductible                                 2,013         3,064
                                                            --------      --------
           Non-current deferred income tax asset              24,505        34,706
                                                            --------      --------
     Net deferred income tax asset                          $ 27,770      $ 40,002
                                                            ========      ========

     Realization of the net deferred tax asset is dependent upon the future profitable operations and future reversals of existing temporary differences. Although realization is not assured, the Company believes it is more likely than not that the net recorded benefits will be realized through the reduction of future taxable income.

     As of December 28, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $19.4 million. The net operating loss carryforwards expire on various dates through 2020. As of December 28, 2002, the Company had approximately $1.5 million of general business credits and $0.7 million of foreign tax credits available to offset future payments of federal income taxes. These credits will expire in varying amounts between 2003 and 2022.

     Cumulative undistributed earnings to be permanently reinvested by the Company's international subsidiaries totaled approximately $6.0 million at December 28, 2002. Because the Company plans to have its international subsidiaries permanently reinvest these earnings, no U.S. deferred income tax has been recorded.

15.  RETIREMENT PLANS

     Simmons 401(k) Plan

     The Company has a defined contribution 401(k) plan for substantially all employees other than employees subject to collective bargaining agreements. Employees with 12 weeks of employment who have reached age 18 are permitted to participate in the plan. Generally, employees covered by collective bargaining agreements are not permitted to participate in the plan, unless the collective bargaining agreement expressly provides for participation. Eligible participants may make contributions to the defined contribution plan; however, prior to 2001, no employer contributions were allowed. In 2001, the Company amended the plan to provide for the making of employer non-elective contributions, currently 3% of an employee's compensation (subject to current tax limitations) once an employee completes one year of service, and to allow participants to make salary deferral contributions up to 17% of compensation on a pre-tax basis, subject to various tax limitations. All employer non-elective contributions are immediately vested and not subject to forfeiture.

     In 2002 the Company further amended the plan to provide for an additional employer matching contribution of 50 cents on each employee dollar contributed up to 6% of the employee's pay (subject to current tax limitations). The additional matching contribution is provided to participants who complete 1,000 hours of service and are employed on the last day of each plan year. The additional matching contribution will vest 20% per year over five years.

     In 2002 and 2001, the Company made contributions to the plan of $3.0 million and $1.9 million, respectively, in the aggregate.

     Other Plans

     Certain union employees participate in multi-employer pension plans sponsored by their respective unions. Amounts charged to pension cost, representing the Company's required contributions to these plans for 2002, 2001 and 2000 were $2.0 million, $2.1 million and $1.8 million, respectively.

     The Company had accrued $2.5 million at both December 28, 2002 and December 29, 2001 for a supplemental executive retirement plan for a former executive. Such amounts are included in other non-current liabilities in the accompanying consolidated balance sheets.

     Retiree Health Coverage

     The Company currently provides certain health care and life insurance benefits to eligible retired employees. Eligibility is defined as retirement from active employment, having reached age 55 with 15 years of service, and previous coverage as a salaried or nonunion employee. Additionally, spouses are eligible to receive benefits, provided the spouse was covered prior to retirement. The medical plan pays a stated percentage of most medical expenses reduced for any deductible and payments made by government programs and other group coverage. There is no current retiree health coverage for participants age 65 and over. The Company also provided life insurance to all retirees who retired before 1979. These plans are unfunded.

     The Company accrues the cost of providing postretirement benefits, including medical and life insurance coverage, during the active service period of the employee. Such amounts are included in other non-current liabilities in the accompanying consolidated balance sheets.

     In 2000, the Company limited eligibility for retiree health care benefits to employees who had become or did become eligible (by reaching age 55 with 15 years of service) by December 31, 2001. The effect of this change was a decrease in the benefit obligation of approximately $1.1 million. In 2001, the Company made benefit payments of approximately $2.5 million to settle a portion of this obligation. As a result of the settlement, the Company recorded a gain of approximately $2.1 million during 2001 related to the reduction of the accumulated post-retirement benefit obligation. Approximately $0.5 million and $1.6 million of this gain is reflected in cost of products sold and selling, general and administrative expenses, respectively, in the accompanying 2001 Consolidated Statement of Operations.

     The following table presents a reconciliation of the plan's status at December 28, 2002 and December 29, 2001:

                                                   December 28,   December 29,
                                                      2002           2001
                                                  ------------    -----------
Change in benefit obligation:
     Benefit obligation, beginning of year           $   727      $ 1,857
     Interest cost                                        39           81
     Actuarial loss (gain)                                43        1,337
     Benefits paid                                      (268)        (298)
     Settlements                                          --       (2,250)
                                                     -------      -------
     Benefit obligation, end of year                 $   541      $   727
                                                     =======      =======

Change in plan assets:
     Fair value of assets, beginning of year         $    --      $    --
     Employer contributions                              268        2,548
     Settlement                                           --       (2,250)
     Benefits paid                                      (268)        (298)
                                                     -------      -------
     Fair value of assets, end of year               $    --      $    --
                                                     =======      =======

Reconciliation of accrued benefit cost:
     Funded status                                   $  (541)     $  (727)
     Unrecognized prior service cost                    (696)        (928)
     Unrecognized net gain                              (321)        (461)
                                                     -------      -------
     Accrued benefit cost, end of year               $(1,558)     $(2,116)
                                                     =======      =======


                                                December 28,   December 29,   December 30,
                                                    2002          2001           2000
                                                -----------    -----------    -----------
Weighted-average assumptions:
     Discount rate                                   5.70%          6.50%          7.25%
Components of net periodic benefit cost:
     Service cost                                 $    --        $    --        $   160
     Interest cost                                     23             81            201
    Amortization of:
          Prior service cost                         (232)          (232)           (30)
          Gain                                        (89)          (450)          (212)
                                                  -------        -------        -------
     Net periodic benefit cost                       (298)          (601)           119
     Settlements gain                                  --         (1,536)            --
     Curtailment gain                                  --             --           (153)
                                                  -------        -------        -------
     Postretirement benefit income                $  (298)       $(2,137)       $   (34)
                                                  =======        =======        =======


     A 9.5% annual rate of increase in the cost of health care benefits was assumed for 2002, decreasing by 0.5% per year to an ultimate rate of 5.0%. A 1.0% change in assumed health care cost trend rates would have an immaterial effect on the benefit obligation or the postretirement benefit income.

16.  LEGAL SETTLEMENT AND CONTINGENCIES

     On or about December 11, 2001, FDL, Inc. ("FDL") filed a complaint, which has been amended twice since the original filing, against the Company in the United States District Court for the Southern District of Indiana. FDL alleges that the Company licensed trademark rights to FDL that the Company licensed to another licensee under a separate agreement, and based on that allegation, purports to assert claims for fraud, breach of contract, false representation, and for declarations that the license agreement between FDL and the Company is terminated and/or rescinded and that FDL is entitled to use the trademarks at issue in connection with certain products. The Company denied the material allegations of the amended complaint and asserted counterclaims against FDL, alleging that FDL has breached its contract with the Company by failing to pay overdue royalties under the license agreement, refusing to permit the Company to conduct audits and inspections of FDL's books and records, and selling products bearing the Company's trademarks outside the geographic territory permitted in the license agreement between FDL and the Company. FDL also has asserted claims against United Sleep Products Denver, Inc. ("United Sleep"), a licensee of the Company, alleging that United Sleep tortiously interfered with FDL's business relationship with the Company; infringed and diluted the Company's trademarks; engaged in unfair competition; and violated the provisions of the Lanham Act. The Company has entered into an agreement with United Sleep, under which the Company has assumed the defense of United Sleep in the action and agreed to indemnify it with respect to the claims FDL presently has asserted against it. The case presently is set for trial on November 3, 2003. The Company intends to vigorously defend this lawsuit.

     From time to time, the Company has been involved in various legal proceedings. The Company believes that all other litigation is routine in nature and incidental to the conduct of the Company's business, and that none of this other litigation, if determined adversely to the Company, would have a material adverse effect on the Company's financial condition or results of its operations.

     At December 28, 2002, Holdings had $19.4 million of outstanding Junior Subordinated PIK Notes payable to an affiliate of Fenway, which bear interest at 17.5% per annum and are due on October 29, 2011. Holdings is unable to repay the debt without receiving dividends from the Company. The Company's indenture for the New Notes and Senior Credit Facility restrict the payment of dividends by the Company to Holdings for repayment of the Junior Subordinated PIK Notes.

17.  RELATED PARTY TRANSACTIONS

     During 2002, 2001 and 2000, the Company had sales of finished mattress products pursuant to supply contracts to SC Holdings, Inc., an entity acquired by the Company on February 28, 2003 from an affiliate of Fenway as further discussed in Note 18 to the consolidated financial statements. Sales to SC Holdings, Inc. totaled approximately $12.0 million in 2002 and $13.1 million for both 2001 and 2000. At December 28, 2002, accounts receivable in the accompanying consolidated balance sheet included approximately $2.7 million due from SC Holdings, Inc. Two directors of the Company were directors of SC Holdings, Inc. The Company believes that the terms on which mattresses are supplied to this related party are not materially less favorable than those that might reasonably be obtained in a comparable transaction at such time in an arm's length basis from a person that is not an affiliate or related party.

     The Company, Holdings and Fenway have entered into a management agreement (the "Fenway Advisory Agreement") pursuant to which Fenway provides strategic advisory services to the Company. The Fenway Advisory Agreement was amended on October 21, 2002 to change the calculation of the annual management fee. In exchange for advisory services, the Company has beginning October 21, 2002 agreed to pay Fenway (i) annual management fees of the greater of 0.25% of net sales for the prior fiscal year or 2.5% of Adjusted EBITDA for the prior fiscal year, not to exceed $3.0 million; (ii) fees in connection with the consummation of any acquisition transactions for Fenway's assistance in negotiating such transactions; and (iii) certain fees and expenses, including legal and accounting fees and any out-of-pocket expenses, incurred by Fenway in connection with providing services to the Company. Prior to October 21, 2002, the annual management fee to Fenway was calculated as 0.25% of net sales for the prior year. Included in other expense in the accompanying Consolidated Statements of Operations is $2.2 million for both 2002 and 2001, and $1.8 million for 2000 related to the management fee.

     The Company entered into an agreement with Holdings pursuant to which the Company agreed to reimburse Holdings for certain expenses incident to Holdings' ownership of the Company's capital stock for as long as Holdings and the Company file consolidated federal income tax returns. Such expenses include (i) franchise taxes and other fees required to maintain Holdings' corporate existence; (ii) operating costs incurred by Holdings attributable to its ownership of the Company's capital stock not to exceed $0.9 million per year;
(iii) federal, state and local taxes paid by Holdings and attributable to income of the Company and its subsidiaries other than taxes arising from the sale or exchange by Holdings of the Company's common stock; (iv) the purchase price of capital stock or options to purchase capital stock of Holdings owned by former employees of the Company or its subsidiaries, including interest expense on related notes payable to the former employees for any unpaid purchase price, generally not to exceed $2.5 million per year as permitted under the Senior Credit Facility, as amended; and (v) registration expenses incurred by Holdings incident to a registration of any capital stock of Holdings under the Securities Act. The Company anticipates additional distributions to Holdings related to notes payable to former shareholders of $3.4 million, $1.2 million and $1.1 million in 2003, 2004 and 2005, respectively.

18.  SUBSEQUENT EVENT


     On February 28, 2003, the Company acquired all the common stock of SC Holdings, Inc. from an affiliate of Fenway for approximately $18.4 million plus transaction costs and additional contingent consideration based upon future performance. SC Holdings, Inc. is a leading mattress retailer in the Pacific Northwest, which operates 49 stores under the Sleep Country USA and Mattress Gallery names. SC Holdings, Inc. will be included in the Company's consolidated results of operations and financial position beginning in the first quarter of 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no occurrence requiring a response to this item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the name, age as of March 1, 2003 and position of each of our directors and executive officers.

Name                         Age       Position
----                         ---       --------

Charles R. Eitel              53       Chairman of the Board of Directors and
                                         Chief Executive Officer

Robert W. Hellyer             43       President and Director

William S. Creekmuir          47       Executive Vice President, Chief Financial
                                         Officer, Assistant Treasurer, Assistant
                                         Secretary and Director

Mark A. Parrish               37       Executive Vice President and Chief
                                         Operations Officer

Rhonda Rousch                 48       Executive Vice President -- Human
                                         Resources and Assistant Secretary

Kevin Damewood                46       Senior Vice President -- Sales

Donald J. Hofmann             50       Senior Vice President -- Marketing

Allen N. Podratsky            47       Senior Vice President -- Product
                                         Development and Supply  Chain Management

Kristen K. McGuffey           37       Senior Vice President -- General Counsel
                                         and Secretary

Peter Lamm                    51       Director

Richard C. Dresdale           46       Vice President, Assistant Treasurer,
                                         Assistant Secretary and Director

Mark R. Genender              38       Vice President, Assistant Treasurer,
                                         Assistant Secretary and Director

Dale F. Morrison              54       Director

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

     Robert W. Hellyer joined Simmons in 1995 and has served as President and director of the Company and Holdings since January 2001. Prior to assuming his current position, Mr. Hellyer served as Executive Vice President -- Sales and Marketing, Executive Vice President -- Sales, General Manager -- Janesville and Vice President of Sales -- Janesville. Prior to joining Simmons, Mr. Hellyer held various sales positions with Stearns & Foster. Mr. Hellyer is a member of the Board of Trustees of the International Sleep Products Association.

     William S. Creekmuir joined Simmons in April 2000 and serves as Executive Vice President, Chief Financial Officer, Assistant Treasurer, Assistant Secretary and director of the Company and Executive Vice President, Chief Financial Officer, Assistant Treasurer, Assistant Secretary and director of Holdings. Prior to joining Simmons, Mr. Creekmuir served as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of LADD Furniture, Inc. Mr. Creekmuir is a member of the Business Advisory Council to the Walker College of Business at Appalachian State University. Mr. Creekmuir is also a Certified Public Accountant.

     Mark A. Parrish joined Simmons in June 2001 as Executive Vice President and Chief Operations Officer of the Company and Holdings. Prior to joining Simmons, from May 2000 to July 2001, Mr. Parrish was the Chief Operating Officer and director of MW Manufacturers, Inc., a company affiliated with Fenway. From March 1999 to April 2000, Mr. Parrish held various senior management positions with Interface, Inc. Prior to 1999, Mr. Parrish was employed by Harley-Davidson, Inc.

     Rhonda Rousch joined Simmons in November 2001 and has served as Executive Vice President -- Human Resources and Assistant Secretary since October 2002. Prior to assuming her current position, Ms. Rousch served as Senior Vice President -- Human Resources and Assistant Secretary. Prior to joining Simmons, from September 2000 to November 2001, Ms. Rousch was Vice President of Human Resources for MW Manufacturers, Inc., a company affiliated with Fenway. Prior to September 2000, Ms. Rousch was the Director of Organizational Readiness for Harley-Davidson, Inc.

     Kevin Damewood joined Simmons in January 2000 and has served as Senior Vice President -- Sales since July 2001. Prior to assuming his current position, Mr. Damewood served as Vice President -- National Accounts. Mr. Damewood also worked for Simmons from July 1996 to April 1999 as Vice President -- Sales for the Company's Seattle and Salt Lake City plants. Between April 1999 and December 2000, Mr. Damewood was employed with Premier Bedding Group as Vice President of National Sales.

     Donald J. Hofmann joined Simmons in 1995 and has served as Senior Vice President -- Marketing since February 2000. Mr. Hofmann served as Vice President -- Marketing and Vice President -- Advertising prior to assuming his current position. Prior to joining Simmons, Mr. Hofmann held various marketing and advertising positions, including President of Earle Palmer Brown Advertising and Executive Vice President of Marketing at Tupperware, Inc. Mr. Hofmann is a director of the Better Sleep Council, an organization affiliated with the International Sleep Products Association.

     Allen N. Podratsky joined Simmons in May 2000 as Senior Vice President - Product Development and Supply Chain Management. Prior to joining Simmons, from February 1999 to May 2000, Mr. Podratsky was Vice President of World-Wide Supply Chain Management for Xerox Engineering Systems, a division of Xerox Corporation. From 1992 to May 2000, Mr. Podratsky held various positions at Mattel, Inc. (Fisher-Price, Inc.) including Director Product Development and Director Commodity Management -- Plastics. Mr. Podratsky is a director of the Sleep Products Safety Council, an organization affiliated with the International Sleep Products Association.

     Kristen K. McGuffey joined Simmons in November 2001 and has served as Senior Vice President -- General Counsel and Secretary since August 2002. Prior to assuming her current position, Ms. McGuffey served as Vice President -- General Counsel and Assistant Secretary. Prior to joining Simmons, from March 2000 to October 2001, Ms. McGuffey was employed by Viewlocity, Inc., with the most recent position of Executive Vice President and General Counsel. From March 1997 to February 2000, Ms. McGuffey was a partner of and, prior to that, an associate at Morris, Manning & Martin LLP. Prior to March 1997, Ms. McGuffey was an associate at Paul, Hastings, Janofsky & Walker, LLP.

     Peter Lamm became a director of Simmons and Holdings in 1998 in connection with the Recapitalization. Mr. Lamm is Chairman and Chief Executive Officer and a founding partner of Fenway, a New York-based direct investment firm for institutional investors with a primary objective of acquiring leading middle-market companies. Mr. Lamm currently serves as a director of several companies, including Aurora Foods Inc., Iron Age Corporation, Harry Winston, Inc. and Blue Capital Management.

     Richard C. Dresdale became a director of Simmons and Holdings in 1998 in connection with the Recapitalization. Mr. Dresdale is also Vice President, Assistant Treasurer and Assistant Secretary of the Company and Holdings. Mr. Dresdale is President and a founding partner of Fenway. Mr. Dresdale currently serves as a director of several companies, including Aurora Foods Inc. and Blue Capital Management.

     Mark R. Genender became a director of Simmons and Holdings in 1999. Mr. Genender is also Vice President, Assistant Treasurer and Assistant Secretary of the Company and Holdings. Mr. Genender is a Managing Director of Fenway where he has worked since 1996. Prior to Fenway, Mr. Genender worked for Nabisco, Inc. and PepsiCo, Inc. Mr. Genender currently serves as a director of several companies, including DCI Holdings, Inc., M2 Automotive and Harry Winston, Inc.

     Dale F. Morrison became a director of Simmons and Holdings in 2002. Mr. Morrison is Chief Executive Officer of Fenway Partners Resources, Inc. From 2000 to 2001, Mr. Morrison was Chief Executive Officer of Ci4net, a technology equity holding company. From 1995 to 2000, Mr. Morrison was associated with Campbell Soup Company and served as President, Chief Executive Officer and a director from 1997 to 2000. Mr. Morrison currently serves as a director of several companies, including Aurora Foods Inc. and Iron Age Corporation.

     Each of our directors will hold office until the next annual meeting of our shareholders or until his successor has been elected and qualified. Our executive officers are elected by and serve at the discretion of our Board of Directors. There are no family relationships between any of our directors or executive officers. As of December 28, 2002, the members of the Audit Committee of the Board of Directors are Messrs. Dresdale and Genender and the members of the Compensation Committee of the Board of Directors are Messrs. Eitel, Lamm and Dresdale. Mr. Dresdale is the Treasurer and a Director and Mr. Lamm is a Director of Valley Recreation Products Inc., which filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code on July 25, 2002.

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

                           SUMMARY COMPENSATION TABLE

                                                                                        Long-term
                                                                                       Compensation
                                                    Annual Compensation                   Awards
                                       -------------------------------------------     ------------
                                                                          Other                         All Other
                                                Salary       Bonus     Compensation      Options      Compensation
Name and Principal Position            Year       ($)         ($)          ($)             (#)           ($)(7)
---------------------------            ----    --------    --------    ------------    ------------   ------------

Charles R. Eitel                       2002    $562,083    $613,039     $ 18,800(1)            --        $48,952
  Chairman, Chief Executive            2001     528,847     275,249      105,093(1)            --         27,137
  Officer                              2000     496,474     484,447       13,858(1)     1,350,000(2)       2,259

Robert W. Hellyer                      2002     311,000     258,915       11,500(3)            --         33,613
  President                            2001     293,750     111,754       66,502(3)                       40,276
                                       2000     217,500     229,500        8,000(3)       480,000         21,698

William S. Creekmuir                   2002     300,000     249,758      148,353(4)            --         32,339
  Executive Vice President &           2001     298,750     103,715       81,910(4)                       12,293
  Chief Financial Officer              2000     213,750     207,912       35,088(4)       500,000            384

Mark A. Parrish                        2002     259,166     215,763       11,500(5)        25,000         66,778
  Executive Vice President &           2001     120,833      88,109        6,875(5)       275,000         60,430
  Chief Operations Officer

Rhonda Rousch                          2002     184,583      89,178       12,515(6)        50,000          8,168
  Executive Vice President --          2001      22,500      10,000        1,125(6)        50,000             --
  Human Resources



(1) Such amounts principally include a car allowance of $12,000 in 2002, 2001 and 2000; and club initiation and membership fees of $6,800, $93,093 and $1,858 in 2002, 2001 and 2000, respectively. These items were taxable to Mr. Eitel. The personal income tax impact of a 2001 club initiation and membership fee was assumed by the Company which resulted in additional compensation of $40,009.

(2) As of October 29, 2002, all such options are held by The Charles R. Eitel Revocable Trust, of which Mr. Eitel is the trustee.


(3) Such amounts principally include a car allowance of $9,000 in both 2002 and 2001, and $6,000 in 2000; and moving expenses of $55,502 in 2001. These items were taxable to Mr. Hellyer. The personal income tax impact of the 2001 moving expenses was assumed by the Company which resulted in additional compensation of $10,315.


(4) Such amounts principally include a car allowance of $9,000 in both 2002 and 2001, and $6,750 in 2000; commute and temporary housing expenses of $16,852, $70,910 and $26,338 in 2002, 2001 and 2000, respectively; and
     moving expenses of $120,000 in 2002. These items were taxable to Mr. Creekmuir. The personal income tax impact of certain commute and temporary housing expenses and moving expenses was assumed by the Company which resulted in additional compensation of $38,674 and $34,562 in 2002 and 2001, respectively.

(5) Such amounts include a car allowance of $9,000 and $4,875 in 2002 and 2001, respectively.

(6) Such amounts include a car allowance of $9,000 and $1,125 in 2002 and 2001, respectively.

(7)  All other compensation amounts include:

     (a) contributions to our ESOP in 2002, 2001 and 2000, respectively, in the amounts of $16,170, $0 and $0 for Mr. Eitel; $17,147, $21,911 and
          $21,237 for Mr. Hellyer; and $14,229, $0 and $0 for Mr. Creekmuir, respectively;

     (b) contributions to our 401(k) plan in 2002 and 2001, respectively, in the amounts of $11,058 and $14,500 for Mr. Eitel; $10,875 and $14,812
          for Mr. Hellyer; $9,750 and $6,750 for Mr. Creekmuir; $4,550 and $0 for Mr. Parrish; and $3,469 and $0 for Ms. Rousch, respectively;

     (c) premiums for term life insurance and long-term disability insurance in 2002, 2001 and 2000, respectively, in the amounts of $21,724, $12,636 and $2,259 for Mr. Eitel; $5,591, $3,552 and $461 for Mr. Hellyer; $8,340, $5,543 and $384 for Mr. Creekmuir; $1,798, $0 and $0 for Mr.
          Parrish; and $4,699, $0 and $0 for Ms. Rousch, respectively. These premiums were taxable to Messrs. Eitel, Hellyer, Creekmuir, and Parrish and Ms. Rousch. The personal income tax impact of these items were assumed by the Company which resulted in additional compensation in 2002 and 2001, respectively, in the amounts of $9,994 and $5,756 for Mr. Eitel; $2,543 and $2,452 for Mr. Hellyer; $3,845 and $2,548 for Mr. Creekmuir; $828 and $0 for Mr. Parrish; and $2,164 and $0 for Ms. Rousch; and

     (d) forgiveness of loan in the amount of $111,804 in both 2002 and 2001 for Mr. Parrish. This item was taxable to Mr. Parrish. The personal income tax impact of this item was assumed by the Company which resulted in additional compensation of $51,374.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                 Individual Grants
                            -----------------------------------------------------------
                                             Percent of
                                                Total                                       Potential Realizable Value
                              Number of       Options /                                                 of
                             Securities     SARs Granted      Exercise                         Assumed Annual Rates of
                             Underlying     to Employees         or                           Stock Price Appreciation
                            Option/ SARs     in Fiscal       Base Price      Expiration           For Option Terms
Name                        Granted (#)         Year           ($/Sh)           Date           5%($)          10%($)
----                        ------------    ------------     ----------      ----------       -------   --------------
Charles R. Eitel                  --             --                --             --                --              --
Robert W. Hellyer                 --             --                --             --                --              --
William S. Creekmuir              --             --                --             --                --              --
Mark A. Parrish               25,000            6.1%           $ 7.15           2012          $126,973      $  509,995
Rhonda Rousch                 50,000           12.2%           $12.80           2012          $454,617      $1,825,995


     The table below sets forth information concerning the value of unexercised stock options at the end of 2002 for the Named Executive Officers. No options were exercised by the Named Executive Officers in 2002. There was no public trading market for our common stock as of December 28, 2002. Therefore, the values in the table below have been calculated on the basis of the per share amount as determined by an independent third-party appraisal less the applicable exercise price.

                          FISCAL YEAR END OPTION VALUES

                                 Number of Shares              Value of Unexercised
                              Underlying Unexercised               In-The-Money
                                   Options at                       Options at
                               Fiscal Year End (#)              Fiscal Year End ($)
      Name                 Exercisable   Unexercisable     Exercisable    Unexercisable
--------------------       -----------   -------------     -----------    -------------
Charles R. Eitel (1)
     Regular                 500,000        500,000         5,599,250       5,599,250
     Superincentive               --        350,000                --       3,919,475

Robert W. Hellyer
     Regular                 169,791        145,709         2,014,185       1,631,722
     Superincentive               --        212,500                --       2,379,681

William S. Creekmuir
     Regular                 125,000        125,000         1,399,813       1,399,813
     Superincentive               --        250,000                --       2,799,626

Mark A. Parrish
     Regular                  50,000        150,000           539,000       1,617,000
     Superincentive               --        100,000                --       1,078,000

Rhonda Rousch
     Regular                   6,250         43,750            56,125         296,625
     Superincentive               --         50,000                --         352,750


     Effective April 1, 2003, the following Regular Options become exercisable as follows -- Mr. Eitel, 250,000 shares; Mr. Hellyer, 74,584 shares; Mr. Creekmuir, 62,500 shares; Mr. Parrish, 50,000 shares; and Ms. Rousch, 12,500 shares.

     (1) As of October 29, 2002, all such options are held by The Charles R. Eitel Revocable Trust, of which Mr. Eitel is the trustee.

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

     Presently, approximately 2,000 employees participate in this plan. Participants direct the investment of their account balances. Effective January 1, 2001, eligible employees may defer the receipt of up to 17% (previously 6%) of compensation on a pre-tax basis, subject to various tax limitations. The plan provides for the making of employer non-elective contributions, currently 3% of an employee's compensation (subject to current tax limitations), once an employee completes one year of service. Participants are fully vested in their salary deferral and non-elective employer contributions at all times.

     In 2002 we further amended the plan to provide for an additional employer matching contribution of 50 cents on each employee dollar contributed up to 6% of the employee's pay (subject to current tax limitations). The matching contribution will be provided to participants who complete 1,000 hours of service and are employed on the last day of each plan year. The matching contribution will vest 20% annually over five years. The Company made contributions to the 401(k) plan during 2002 and 2001 in the aggregate of $3.0 million and $1.9 million, respectively.

     ESOP. The ESOP is a defined contribution pension benefit plan that is designed to qualify as an employee stock ownership plan within the meaning of
Section 4975(e)(7) of the Internal Revenue Code. Stock of Holdings and other assets of the ESOP are held in a trust for which State Street Bank and Trust Company serves as trustee. The ESOP provides benefits to each participating employee based on the value of the stock and other assets allocated to the participant's account over the period of such participant's participation in the plan. The ESOP covers otherwise eligible employees of Simmons who are 18 or older and who have completed at least one year of service for Simmons. Generally, employees covered by collective bargaining agreements are not permitted to participate, unless the collective bargaining agreement expressly provides for participation. As of December 28, 2002, approximately 2,400 of our current and former employees were participants in the ESOP. Effective December 29, 2001, no further employees can become eligible to participate in the ESOP.

     Through 2002, we made annual cash contributions to the ESOP in an amount up to 25% of eligible participant compensation, subject to limitations and conditions. The ESOP used this cash to repay a previously outstanding loan to us. As a result, there was no cash cost to us associated with the contributions to the ESOP. As the loan was repaid, a portion of the shares of Holdings held by the ESOP was allocated to participant accounts and non-cash compensation expense equal to the fair market value of the allocated shares was charged to non-cash ESOP expense. All shares of Holdings held by the ESOP have been allocated to plan participants.

     With limited exceptions, including an exception required by law permitting retirement-age individuals with at least 10 years of plan participation to liquidate over a six-year period those shares allocated to their accounts, shares allocated to a participant's account under the ESOP cannot be sold or otherwise transferred by the participant. The ESOP provides for distributions to be made to participants following termination of employment. With respect to participants whose termination of employment occurs after becoming eligible for retirement at age 65, early retirement at age 55 with at least 10 years of service, or on account of permanent disability or death, 50% of the distribution generally is made during the plan year in which the distribution request is made and the balance of the distribution generally is made during the plan year following the plan year in which the distribution request is made. In all other cases, distribution generally is made or commences to be made after the expiration of a five plan year period following the plan year in which termination occurs. Distributions are made in cash, based on the fair market value, as determined pursuant to an annual appraisal, of the shares allocated to the participant's account. A participant entitled to a distribution is entitled under law to have the shares allocated to his or her account distributed in kind. A participant electing to have a distribution of shares has a limited right to require us to purchase such shares at fair market value over approximately a two-year period.

     Defined Benefit Plan. We also sponsor a single employer defined benefit pension plan for eligible employees called the Retirement Plan for Simmons U.S.A. Employees. This plan currently benefits only employees covered by specific collective bargaining agreements, and has less than 100 participants. The monthly benefit for these participants upon normal retirement is generally determined as the sum of:

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

     There is a reduction for benefits accrued under the Retirement Plan for Simmons Employees, a predecessor plan that was terminated in 1987. A somewhat different formula applies to employees who are represented by IAM Local 315 in New Jersey and UFWA Local 262 in California. None of the named executive officers benefit under the plan.

     Retiree Health Coverage. The Company currently provides certain health care and life insurance benefits to eligible retired employees. Eligibility is defined as retirement from active employment, having reached age 55 with 15 years of service, and previous coverage as a salaried or nonunion employee. Additionally, spouses are eligible to receive benefits, provided the spouse was covered prior to retirement. The medical plan pays a stated percentage of most medical expenses reduced for any deductible and payments made by government programs and other group coverage. There is no current retiree health coverage for participants age 65 and over. The Company also provided life insurance to all retirees who retired before 1979. These plans are unfunded.

     The Company accrues the cost of providing postretirement benefits, including medical and life insurance coverage, during the active service period of the employee. Such amounts are included in other non-current liabilities in the accompanying consolidated balance sheets.

     In 2000, we limited eligibility for retiree health care benefits to employees who had become or did become eligible (by reaching age 55 with 15 years of service) by December 31, 2001. The effect of this change was a decrease in the benefit obligation of approximately $1.1 million. In 2001, we made benefit payments of approximately $2.5 million to settle a portion of this obligation. As a result of the settlement, we recorded a gain of approximately $2.1 million during 2001 related to the reduction of the accumulated post-retirement benefit obligation. Approximately $0.5 million and $1.6 million of this gain is reflected in cost of products sold and selling, general and administrative expenses, respectively, in the accompanying 2001 Consolidated Statement of Operations. The remaining accrued obligation of approximately $1.6 million at December 28, 2002 consists of approximately $0.7 million of unrecognized prior service costs and approximately $0.3 million of unrecognized net gains, both of which will be amortized through 2006, and approximately $0.5 million in remaining obligations to retirees.

MANAGEMENT STOCK INCENTIVE PLAN

     Holdings has adopted two management stock incentive plans, the 1999 Stock Option Plan and the 2002 Stock Option Plan, to provide incentives to our employees and directors and to the employees and directors of Holdings by granting them awards tied to the common stock of Holdings. These incentive plans are administered by the compensation committee of the Board of Directors of Holdings, which has broad authority in administering and interpreting the incentive plans. Awards to employees are not restricted to any specified form or structure and may include, without limitation, restricted stock, stock options, deferred stock or stock appreciation rights. Options granted under the incentive plans may be options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code or options not intended to so qualify. An award granted under one of the incentive plans to an employee may include a provision terminating the award upon termination of employment under some circumstances or accelerating the receipt of benefits upon the occurrence of specified events, including, at the discretion of the compensation committee of the Board of Directors of Holdings, any change of control of Simmons.

     The incentive plans provide for issuance of regular options ("Regular Options") and superincentive options ("Superincentive Options"). Regular Options are subject to certain time and performance vesting restrictions and Superincentive Options vest only in connection with the consummation of a change of control or initial public offering of Holdings and the attainment by shareholders affiliated with Fenway of certain internal rate of return objectives. The incentive plans provide for the issuance of up to an aggregate of 5,956,000 options for shares of common stock of Holdings which may be designated Regular Options or Superincentive Options at the discretion of the compensation committee of the Board of Directors of Holdings.

DIRECTOR COMPENSATION

     We do not pay additional remuneration to our employees or to executives of Fenway for serving as directors. See "Executive Compensation."

EMPLOYMENT ARRANGEMENTS

     Charles R. Eitel, Chairman of the Board of Directors and Chief Executive Officer, Holdings and the Company have entered into an employment agreement effective as of January 4, 2000. Pursuant to his employment agreement, Mr. Eitel is entitled to receive (i) a base salary, currently $587,600 per year, or such other amount as approved by our Board of Directors, (ii) an annual cash bonus based upon the achievement of specified levels of operating performance by us, and (iii) specified fringe benefits, including country club dues and an automobile allowance. In addition, on the commencement of his employment, Mr. Eitel was granted, under our 1999 Stock Option Plan, stock options to purchase 1,350,000 shares of common stock of Holdings at an exercise price of $6.7315 per share. If Mr. Eitel's employment is terminated other than for death, incapacity or cause, Mr. Eitel will be entitled to (i) payment of his base salary then in effect for two years following the date of termination, (ii) a lump sum pro-rated bonus amount, and (iii) payment of health and dental premiums for two years and participation in such programs for as long as applicable law and such plans require or permit.

     Robert W. Hellyer, President, and the Company entered into an employment agreement which commenced on June 16, 2000. Pursuant to his employment agreement, Mr. Hellyer is entitled to receive (i) a base salary, currently $324,480 per year, or such other amount as approved by our Board of Directors,
(ii) an annual cash bonus based upon the achievement of specified levels of operating performance by us, and (iii) specified fringe benefits, including country club dues and an automobile allowance. In addition, Mr. Hellyer was granted under our 1999 Stock Option Plan stock options to purchase shares of common stock of Holdings at an exercise price of $6.7315 per share (currently 500,000). If Mr. Hellyer's employment is terminated other than for death, incapacity or cause, Mr. Hellyer will be entitled to (i) payment of his base salary then in effect for one year following the date of termination, subject to reduction if he commences other employment, (ii) a lump sum pro-rata bonus amount, and (iii) payment of health and dental premiums for one year and participation in such benefit programs for as long as applicable law and such plans require or permit.

     William S. Creekmuir, Executive Vice President, Chief Financial Officer, Assistant Treasurer and Assistant Secretary and the Company entered into an employment agreement on April 1, 2000. Pursuant to his employment agreement, Mr. Creekmuir is entitled to receive (i) a base salary, currently $312,000 per year, or such other amount as approved by our Board of Directors, (ii) an annual cash bonus based upon the achievement of specified levels of operating performance by us, (iii) fringe benefit arrangements generally available to our executive officers, (iv) relocation assistance, (v) until March 31, 2002, housing and commute assistance, and (vi) an automobile allowance. In addition, on commencement of his employment, Mr. Creekmuir was granted under our 1999 Stock Option Plan stock options to purchase 500,000 shares of common stock of Holdings at an exercise price of $6.7315 per share. If Mr. Creekmuir's employment is terminated other than for death, incapacity or cause, Mr. Creekmuir will be entitled to (i) payment of his base salary then in effect for two years following the date of termination, subject to reduction if he commences other employment, (ii) a lump sum pro-rata bonus amount, and (iii) payments of health and dental premiums for two years and participation in such benefit programs for as long as applicable law and such plans require or permit.

     Mark A. Parrish, Executive Vice President & Chief Operations Officer, and the Company entered into an employment agreement which commenced on July 15, 2001. Pursuant to his employment agreement, Mr. Parrish is entitled to receive
(i) a base salary, currently $270,400 per year, or such other amount as approved by our Board of Directors, (ii) an annual cash bonus based upon the achievement of specified levels of operating performance by us, (iii) fringe benefit arrangements generally available to our executive officers, (iv) a loan of $111,804 which has subsequently been forgiven, and (v) an automobile allowance. In addition, on the commencement of his employment, Mr. Parrish was granted, under our 1999 Stock Option Plan, stock options to purchase 275,000 shares of common stock of Holdings at an exercise price of $7.15 per share. Upon achieving specific performance based targets and after the release of the audited financial statements for fiscal year 2001, Mr. Parrish was granted additional stock options to purchase 25,000 shares of common stock of Holdings at an exercise price of $7.15. If Mr. Parrish's employment is terminated other than for death, incapacity or cause, Mr. Parrish will be entitled to (i) payment of his base salary then in effect for one year following the date of termination,
(ii) a lump sum pro-rata bonus amount, and (iii) payments of health and dental premiums for one year and participation in such benefit programs for as long as applicable law and such plans require or permit.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Compensation decisions regarding the Company's executive officers are made by the Compensation Committee (the "Committee") of the Board of Directors. The members of the Committee as of December 28, 2002 are Messrs. Eitel, Lamm and Dresdale. Mr. Eitel is the Chairman of the Board and Chief Executive Officer of the Company.

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

     The objective of the Committee is to establish policies and programs to attract and retain key executives, and to reward performance by these executives which benefit the Company. The primary elements of executive compensation are base salary, annual cash bonus and stock option awards. The salary is based on factors such as the individual executive officer's level of responsibility, and comparison to similar positions in the Company and in comparable companies. The annual cash bonuses are currently based on the Company's performance measured against attainment of financial objectives. Stock option awards are intended to align the executive officer's interests with those of the Company and its stockholders in promoting the long-term growth of the Company, and are determined based on the executive officer's level of responsibility, number of options previously granted, and contributions toward achieving the objectives of the Company. Further information on each of these compensation elements follows.

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

OTHER BENEFITS

     Periodically, the Compensation Committee assesses the other benefits provided to Executive Officers of the Company. During 2002, the Committee increased the term life insurance provided by the Company to the non-Fenway Executive Officers of the Company. As a result, additional term life insurance was provided to the Executive Officers in the following amounts: Mr. Eitel -- $2.0 million; Messrs. Hellyer, Creekmuir and Parrish -- $1.0 million; and Mdms. Rousch and McGuffey and Messrs. Damewood, Hofmann and Podratsky -- $0.5 million.

     The Committee continually reviews the Company's compensation programs to ensure the overall package is competitive, balanced, and that proper incentives and rewards are provided.

Compensation Committee:

Charles R. Eitel
Peter Lamm
Richard C. Dresdale

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     We have one class of issued and outstanding common stock, all of which is owned by Holdings. As of February 28, 2003, Holdings had 24,010,272.95 shares of issued and outstanding common stock, par value $.01 per share, and 379,119.069 shares of Class B common stock, par value $.01 per share.

     The following table describes the beneficial ownership as of February 28, 2003 of each class of issued and outstanding equity securities of Holdings by each of our directors and Named Executive Officers, our directors and executive officers as a group and each person who beneficially owns more than 5% of the outstanding shares of any class of equity securities of Holdings. As used in this table, beneficial ownership has the meaning set forth in Rule 13d-3(d)(1) of the Exchange Act.


                                                                                  Number of
                                               Number of                        Class B Common
                                             Common Stock        Percentage     Stock Shares     Percentage of
Name                                            Shares            of Class          (1)              Class
----                                       ----------------      ----------     --------------   -------------

Simmons Holdings, LLC (2)                  21,964,966.22 (3)       85.59%                  --          --
   c/o Fenway Partners, Inc
   152 West 57th Street
   New York, NY 10019

FPIP, LLC                                             --              --          379,119.069         100%
   c/o Fenway Partners, Inc
   152 West 57th Street
   New York, NY 10019

ESOP shares                                 3,411,320.07           13.29%                  --          --
   c/o State Street Bank & Trust
   225 Franklin Street
   Boston, MA 02110

Charles R. Eitel (4)                          761,173.18 (5)(6)     2.88%                  --          --
Robert W. Hellyer                             269,177.18 (5)(6)     1.04%                  --          --
William S. Creekmuir                          198,673.18 (5)(6)       *                    --          --
Mark A. Parrish                               111,173.18 (5)          *
Rhonda Rousch                                  29,923.18 (5)          *                    --          --
Dale F. Morrison                               12,500.00 (5)          *
Peter Lamm (7)                             21,964,966.22 (3)       84.53%         379,119.069         100%
Richard C. Dresdale (7)                    21,964,966.22 (3)       84.53%         379,119.069         100%
Mark R. Genender (7)                       21,964,966.22 (3)       84.53%         379,119.069         100%

All directors and executive officers
   as a group  (13 persons)                23,492,900.12           86.65%         379,119.069         100%


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

     (4) As of October 29, 2002, all such shares and options are held by The Charles R. Eitel Revocable Trust, of which Mr. Eitel is the trustee.

     (5) Includes the following shares of common stock that may be acquired upon the exercise of outstanding options, including those shares that vest April 1, 2003:

          Mr. Eitel                           750,000 shares
          Mr. Hellyer                         244,375 shares
          Mr. Creekmuir                       187,500 shares
          Mr. Parrish                         100,000 shares
          Ms. Rousch                           18,750 shares
          Mr. Morrison                         12,500 shares

     (6) Excludes the following shares of common stock that are held in an ESOP account:

          Mr. Eitel                          1,027.57 shares
          Mr. Hellyer                       11,255.96 shares
          Mr. Creekmuir                        904.23 shares

     (7) Messrs. Dresdale, Lamm and Genender are limited partners of Fenway Partners, L.P. and members of Fenway Partners II, LLC, FPIP, LLC and FPIP Trust, LLC. Accordingly, Messrs. Dresdale, Lamm and Genender may be deemed to beneficially own the shares of common stock held by Simmons Holdings, LLC and FPIP, LLC. Messrs. Dresdale, Lamm and Genender disclaim beneficial ownership of such shares except to the extent of their pecuniary interests therein. The business address of each of the foregoing is c/o Fenway Partners, Inc., 152 West 57th Street, New York, NY 10019.

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

STOCKHOLDERS AGREEMENT

     In connection with the Recapitalization, we entered into a stockholders agreement with Holdings, Simmons Holdings, LLC, the ESOP, and the Investcorp group. In addition, we entered into a stockholders agreement with Simmons Holdings, LLC, Holdings and members of management. The stockholders agreements provide, among other things, that in the event that Simmons Holdings, LLC transfers to a non-affiliate sufficient common stock of Holdings that reduces its ownership percentage below 75% of the shares it acquired in the Recapitalization, the ESOP and the members of management may participate in the transfer in proportion to their holdings, referred to as tag-along rights. If Simmons Holdings, LLC sells at least 80% of the shares it acquired in the Recapitalization, it may require the ESOP and the members of management to participate in the transfer in proportion to their holdings, referred to as a drag-along right. In addition, the stockholders agreement with management provides, among other things, that:

     (1) except under specific conditions, members of management may not transfer their shares of common stock of Holdings; and

     (2) upon termination of employment of a member of management, Holdings and Simmons Holdings, LLC may purchase the shares of common stock owned by such employee and such employee may require Holdings to purchase such shares.

FENWAY

     During fiscal 2002, we had sales of approximately $12.0 million of finished mattress products pursuant to supply contracts to SC Holdings, Inc., an entity controlled by Fenway that was acquired by the Company on February 28, 2003 for approximately $18.4 million, plus transaction costs and additional consideration based upon future performance. At December 28, 2002, accounts receivable in the accompanying consolidated balance sheet included approximately $2.7 million due from SC Holdings, Inc. Two directors of the Company were directors of SC Holdings, Inc. We believe that the terms on which mattresses are supplied to such related party are not materially less favorable than those that might reasonably be obtained in a comparable transaction at such time in an arm's length basis from a person that is not an affiliate or related party.

     For a description of the relationship between Fenway and the Company, see "Security Ownership of Certain Beneficial Owners and Management."

     We, Holdings and Fenway entered into an advisory agreement effective upon consummation of the Recapitalization pursuant to which Fenway agreed to provide strategic advisory services to Holdings and us. The advisory agreement was amended on October 21, 2002 to change the calculation of the annual management fee. In exchange for such services, Holdings and we agreed to pay Fenway the following beginning October 21, 2002:

     (1) annual management fees of the greater of 0.25% of net sales for the prior fiscal year or 2.5% of Adjusted EBITDA for the prior fiscal year, not to exceed $3.0 million;

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

CONSULTING SERVICES

     During fiscal 2002, Rousch Consulting Group, Inc. provided consulting services to the Company for aggregate payments of approximately $126,000, inclusive of out-of-pocket expenses of approximately $14,000. Rousch Consulting Group, Inc. is wholly-owned by Ed Rousch, the husband of Rhonda Rousch, Executive Vice President -- Human Resources, and Ms. Rousch.

OTHER

     Messrs. Creekmuir, Eitel, Hellyer and Parrish and Ms. Rousch each purchased 11,173.18 shares of common stock of Holdings from Fenway Fund II, each for a purchase price of $103,753.38, pursuant to a Securities Purchase Agreement dated as of January 25, 2002.

     On May 21, 2002, we approved a loan of up to $300,000 to Mr. Creekmuir for bridge financing relating to Mr. Creekmuir's relocation to the Atlanta, Georgia area. In exchange for this loan, we received a promissory note in the amount of $300,000, of which approximately $258,000 was outstanding at December 28, 2002, which is due upon the sale of Mr. Creekmuir's previous residence and does not currently bear interest. If the note is not repaid concurrently with the sale of such residence, then interest will accrue on the unpaid principal balance of the note at a rate of 4.75% per annum.

ITEM 14. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of a date within 90 days of filing this annual report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Simmons Company and its subsidiaries are included in Part II, Item 8:

               Report of Independent Accountants

               Consolidated Statements of Operations for years ended December 28, 2002, December 29, 2001 and December 30, 2000

               Consolidated Balance Sheets at December 28, 2002 and December 29, 2001

               Consolidated Statement of Changes in Stockholder's Deficit for the years ended December 28, 2002, December 29, 2001 and December 30, 2000

               Consolidated Statements of Cash Flows for the years ended December 28, 2002, December 29, 2001 and December 30, 2000

               Notes to the consolidated financial statements

(a)(2)   Financial Statement Schedule

               Schedule V -- Valuation Accounts

(a)(3)   The exhibits to this report are listed in section (c) of Item 14 below.

(b)      Reports on Form 8-K filed during the fourth quarter:

         A report on Form 8-K was filed on October 30, 2002, reporting our Fourth Amendment to the Credit and Guaranty Agreement dated as of October 29, 1998, as amended.

(c)      Exhibits:

         The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form S-4 under the Securities Act of 1933 for the Registrant, File No. 333-76723 (referred to as "S-4"), (ii) the Annual Report on Form 10-K for the year ended December 25, 1999 for the Registrant (referred to as "1999 10-K" ), (iii) the Quarterly Report on Form 10-Q for the quarter ended September 25, 1999 for the Registrant (referred to as "9/25/99 10-Q"), (iv) the Quarterly Report on Form 10-Q for the quarter ended June 24, 2000 (referred to as "6/24/00 10-Q"), (v) the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (referred to as "9/30/00 10-Q"), (vi) the Annual Report on Form 10-K for the year ended December 30, 2000 for the Registrant (referred to as "2000 10-K"), (vii) the Current Report on Form 8-K dated January 19, 2001 for the Registrant (referred to as "1/19/01 8-K"), (viii) the Annual Report on Form 10-K for the year ended December 29, 2001 for the Registrant (referred to as "2001 10-K"), (ix) the Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (referred to as "3/30/02 10-Q"), (x) Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 (referred to as "6/30/02 10-Q"), (xi) Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 (referred to as "9/28/02 10-Q"), or (xii) the Report on Form 8-K dated October 30, 2002 for the Registrant (referred to as "10/30/02 8-K"). Exhibits filed herewith have been denominated by a pound sign (#).

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

*2.1.2      Amendment No. 2 to Merger Agreement dated as of October 26, 1998
            (S-4).

*3(i)       Certificate of Incorporation of the Company (S-4).

*3(ii)      By-laws of the Company (S-4).

*4.1 Indenture between the Company and SunTrust Bank, Atlanta, as Trustee, dated as of March 16, 1999 (S-4).

*10.1 ESOP Stock Sale and Exchange Agreement (the "ESOP Purchase Agreement") dated as of July 22, 1998 by and among Simmons Holdings, the Company, State Street Bank & Trust Company ("State Street"), solely in its capacity as trustee of the ESOP, and REM (S-4).

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

*10.6.1 First Amendment to Credit and Guaranty Agreement dated as of March 1, 1999 (S-4).

*10.6.2 Second Amendment to Credit and Guaranty Agreement dated as of March 22, 2000 (1999 10-K).

Exhibit
Number      Exhibit Description
------      -------------------
*10.6.3     Third Amendment to Credit and Guaranty Agreement dated as of January
            5, 2001 (1/19/01 8-K).

*10.6.4 Fourth Amendment to Credit and Guaranty Agreement dated as of October 21, 2002 (10/30/02 8-K).

#10.6.5 Consent letter dated February 6, 2003 regarding Credit and Guaranty Agreement.

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

*10.8 Advisory Agreement dated as of October 29, 1998 by and between Simmons Holdings, the Company and Fenway Partners, Inc. (S-4).

*10.9       Simmons 1996 Management Stock Incentive Plan (S-4).

*10.10      Form of Stock Option Agreement (S-4).

*10.11      Form of Management Bonus Agreement (S-4).

*10.11.1    Form of 2001 Management Bonus Agreement (2001 10-K).

*10.11.2    Form of 2002 Management Bonus Agreement (2001 10-K).

#10.11.3    Form of 2003 Management Bonus Agreement.

*10.12 Labor Agreement between the Company and The United Steel Workers, Local No. 425 for all employees at the Jacksonville, Florida plant of the Company excluding executives, sales employees, office workers, supervisors, inspectors, departmental coordinators or persons in any way identified with management for the period from October 16, 2001 to October 15, 2004 (2001 10-K).

*10.13 Labor Agreement between the Company and The United Steel Workers, Local No. 422 for all production and maintenance employees at the Dallas, Texas plant of the Company excluding supervisors, foremen, factory clerks, office employees, time keepers, watchmen or persons in any way identified with management for the period from October 16, 2001 to October 15, 2004 (2001 10-K).

*10.14 Labor Agreement between the Company and The United Steel Workers, Local No. 2401 for all production at the Atlanta, Georgia plant of the Company excluding office workers, supervisors, foremen, inspectors, watchmen, plant guards, departmental coordinators, carload checkers or persons in any way identified with management for the period from October 16, 2001 to October 15, 2005 (2001 10-K).

*10.15      1999 Stock Option Plan (9/25/99 10-Q).

Exhibit
Number      Exhibit Description
------      -------------------
*10.15.1    Amendment No. 1 dated March 22, 2000 to the 1999 Stock Option Plan
            (2000 10-K).

*10.15.2 Amendment No. 2 dated November 17, 2000 to the 1999 Stock Option Plan (2000 10-K).

*10.16 Labor Agreement between the Company and The United Steel Workers, Local No. 515U for all employees at the Los Angeles, California plant of the Company excluding executives, sales employees, office workers, and supervisors for the period from October 16, 2001 to October 15, 2005 (2001 10-K).

*10.17 Labor Agreement between the Company and The United Steel Workers, Local No. 420 for employees at the Piscataway, New Jersey plant of the Company excluding watchmen, office janitors, maintenance department employees, truck drivers, tool makers, machinists, supervisors, porters, matrons, main office, clerical, and maintenance helpers for the period of October 16, 2001 to October 15, 2005 (2001 10-K).

*10.18 Labor Agreement between the Company and The United Steel Workers, Local No. 424 for all production employees at the Columbus, Ohio plant of the Company excluding executives, sales employees, office workers, timekeepers, watchmen, office janitors, maintenance department employees, truck drivers, foremen, supervisors, private chauffeurs, main office, clerical, and engine room and power plant employees for the period from October 16, 2001 to October 15, 2004 (2001 10-K).

*10.19 Lease Agreement at Concourse between Concourse I, Ltd., as Landlord, and the Company, as Tenant, dated April 20, 2000, as amended (9/30/00 10-Q).

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

Exhibit
Number      Exhibit Description
------      -------------------
*10.25      Warrant to purchase 601,346.63 shares of common stock of Simmons
            Holdings (S-4).

*10.26 Warrant to purchase 2,104,713.22 shares of common stock of Simmons Holdings dated October 29, 1998 (S-4).

*10.27 Simmons Retirement Savings Plan adopted February 1, 1987, as amended and restated January 1, 2002 (3/30/02 10-Q).

*10.27.1 First Amendment to the Simmons Retirement Savings Plan effective for years beginning after December 31, 2001 (3/30/02 10-Q).

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

*10.29 Separation Agreement and General Release dated as of January 7, 2000 by and between the Company and Martin R. Passaglia (1999 10-K).

*10.30 Employment Agreement between Simmons Holdings, Inc., the Company and Charles R. Eitel, dated as of January 4, 2000, as amended (1999 10-K).

*10.32 Employment Agreement between the Company and William S. Creekmuir, dated as of April 1, 2000, as amended (6/24/00 10-Q).

*10.33 Employment Agreement between the Company and Robert Hellyer, dated as of June 16, 2000 (6/24/00 10-Q).

*10.34 Employment Agreement between the Company and Mark A. Parrish, dated as of July 15, 2001 (2001 10-K).

*10.35 Letter Agreement dated as of October 11, 2001 by and among Simmons Holdings, Inc., the Company and Robert K. Barton (2001 10-K).

*10.36 Retirement Plan for Simmons Company Employees adopted October 31, 1987, as amended and restated May 1, 1997 (3/30/02 10-Q).

*10.36.1 First Amendment to the Retirement Plan for Simmons Company Employees effective for years ending after December 31, 2001 (3/30/02 10-Q).

*10.37 Simmons Company Employee Stock Ownership Plan adopted January 31, 1988, as amended and restated December 29, 2001 (3/30/02 10-Q).

*10.37.1 First Amendment to the Simmons Company Employee Stock Ownership Plan effective for years ending after December 31, 2001 (3/30/02 10-Q).

Exhibit
Number      Exhibit Description
------      -------------------
*10.38      Labor Agreement between the Company and The United Furniture Workers of America, Local No. 262 for all employees at the San Leandro, California plant of the Company excluding executives, sales employees, office workers, supervisors, foremen, timekeepers, watchmen, Teamsters or persons in any way identified with management for the period from April 1, 2002 to April 1, 2004 (6/29/02 10-Q).

*10.39 Labor Agreement between the Company and The United Steel Workers of America, Local No. 13-02, for all employees at the Shawnee, Kansas plant of the Company excluding executives, sales employees, office employees, supervisors, timekeepers, and mechanics, for the period from April 22, 2002 to April 19, 2004 (9/28/02).

#10.40      2002 Stock Option Plan.

#21         Subsidiaries of the Company.

#99.1 Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number      Exhibit Description
-------     -------------------

10.6.5 Consent letter dated February 6, 2003 regarding Credit and Guaranty Agreement.

10.11.3     Form of 2003 Management Bonus Agreement.

10.40       2002 Stock Option Plan.

21          Subsidiaries of the Company.

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


                                 SIMMONS COMPANY


            Signature                          Title
            ---------                          -----

By  /s/ Charles R. Eitel          Chairman of the Board of Directors,           March 27, 2003
    -------------------------     Chief Executive Officer
    Charles R. Eitel               (Principal Executive Officer)


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934,
THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE
SIMMONS COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

By  /s/ Charles R. Eitel          Chairman of the Board of Directors,           March 27, 2003
    -------------------------     Chief Executive Officer
    Charles R. Eitel               (Principal Executive Officer)

    /s/ Robert W. Hellyer         President and Director                        March 27, 2003
    -------------------------
    Robert W. Hellyer

    /s/ William S. Creekmuir      Executive Vice President,                     March 27, 2003
    -------------------------     Chief Financial Assistant Treasurer,
    William S. Creekmuir          Assistant Secretary and Director
                                   (Principal Financial Officer)

    /s/ Peter Lamm                Director                                      March 27, 2003
    -------------------------
    Peter Lamm


    /s/ Richard C. Dresdale       Director                                      March 27, 2003
    -------------------------
    Richard C. Dresdale


    /s/ Mark R. Genender          Director                                      March 27, 2003
    -------------------------
    Mark R. Genender


    /s/ Dale F. Morrison          Director                                      March 27, 2003
    -------------------------
    Dale F. Morrison


    /s/ Mark F. Chambless         Vice President - Corporate Controller         March 27, 2003
    -------------------------        (Principal Accounting Officer)
    Mark F. Chambless



                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER

     I, the Chief Executive Officer of Simmons Company (the "registrant"), certify that:

     1.   I have reviewed this annual report on Form 10-K of the registrant;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosures controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated this 27th day of March 2003.


                                       /s/ Charles R. Eitel
                                       -----------------------------------------
                                       Charles R. Eitel, Chief Executive Officer

                     CERTIFICATE OF CHIEF FINANCIAL OFFICER

     I, the Chief Financial Officer of Simmons Company (the "registrant"), certify that:

     1.   I have reviewed this annual report on Form 10-K of the registrant;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (e) evaluated the effectiveness of the registrant's internal disclosures controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

     (f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated this 27th day of March 2003.


                                   /s/ William S. Creekmuir
                                   ---------------------------------------------
                                   William S. Creekmuir, Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    SCHEDULE

         YEAR ENDED DECEMBER 28, 2002, YEAR ENDED DECEMBER 29, 2001, AND
                          YEAR ENDED DECEMBER 30, 2000

                   FORMING A PART OF ANNUAL REPORT PURSUANT TO
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                                    FORM 10-K

                                       OF

                                 SIMMONS COMPANY

                                 SIMMONS COMPANY

                         SCHEDULE V -- VALUATION ACCOUNTS

                   Col. A                           Col. B      Col. C       Col. D       Col. E
--------------------------------------------------------------------------------------------------
                                                  Balance at                            Balance at
                                                 Beginning of                             End of
                Description                         Period     Additions    Deductions    Period
                -----------                      ------------  ---------    ----------  ----------
                                                                 (in thousands)

Fiscal year ended December 28, 2002
     Doubtful accounts                             $ 1,810      $ 3,082      $ 1,786      $ 3,106
     Discounts and returns, net                      2,885           --          740        2,145
                                                   -------      -------      -------      -------
                                                   $ 4,695      $ 3,082      $ 2,526      $ 5,251
                                                   =======      =======      =======      =======

Fiscal year ended December 29, 2001
     Doubtful accounts                             $ 4,236      $ 6,172      $ 8,598      $ 1,810
     Discounts and returns, net                      5,190           --        2,305        2,885
     Tax valuation allowance                         3,999           --        3,999           --
                                                   -------      -------      -------      -------
                                                   $13,425      $ 6,172      $14,901      $ 4,695
                                                   =======      =======      =======      =======

Fiscal year ended December 30, 2000
     Doubtful accounts                             $ 3,449      $12,929      $12,142      $ 4,236
     Discounts and returns, net                      3,408        1,782           --        5,190
     Tax valuation allowance                         3,999           --           --        3,999
                                                   -------      -------      -------      -------
                                                   $10,856      $14,711      $12,142      $13,425
                                                   =======      =======      =======      =======
