Form 10-Q
period 2003-03-29
SIMMONS CO /GA/
filed 2003-05-13
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 29, 2003

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

         Commission file number 333-76723

                                 SIMMONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   06-1007444
--------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

One Concourse Parkway, Suite 800, Atlanta, Georgia           30328-6188
--------------------------------------------------   ---------------------------
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

         The number of shares of the registrant's common stock outstanding as of May 13, 2003 was 31,964,452.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                 (in thousands)
                                   (Unaudited)

                                                                 Quarter Ended
                                                           -------------------------
                                                            March 29,      March 30,
                                                              2003           2002
                                                           ----------     ----------
                                                                          (Restated)*
Net sales                                                  $  186,615     $  186,807
Cost of products sold                                          98,233         96,742
                                                           ----------     ----------
         Gross profit                                          88,382         90,065
                                                           ----------     ----------

Operating expenses:
     Selling, general and administrative expenses              65,924         69,283
     Non-cash variable stock compensation expense                 830          3,127
     Amortization of intangibles                                   72            752
     Other                                                        772              -
                                                           ----------     ----------
                                                               67,598         73,162
                                                           ----------     ----------
          Operating income                                     20,684         16,903

     Interest expense, net                                      6,291          7,259
     Other expense, net                                           876            294
                                                           ----------     ----------
          Income before income taxes                           13,117          9,350
Income tax expense                                              5,309          3,636
                                                           ----------     ----------
          Net income                                            8,308          5,714

Other comprehensive income:
     Foreign currency translation adjustment                       91             15
                                                           ----------     ----------
          Comprehensive income                             $    8,399     $    5,729
                                                           ==========     ==========

*  Restatement for the acquisition of an entity under common control.

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                            March 29,      December 28,
                                                              2003            2002*
                                                          ------------     ------------
                                                                            (Restated)
ASSETS
Current assets:
     Cash and cash equivalents                            $      1,773     $      7,108
     Accounts receivable, less allowances for
         doubtful receivables, discounts, returns and
         allowances of $5,925 and $5,245                        72,256           67,192
     Inventories                                                23,431           21,049
     Deferred income taxes                                       3,342            3,342
     Other current assets                                       24,044           20,781
     Assets held for sale                                       37,677           36,540
                                                          ------------     ------------
        Total current assets                                   162,523          156,012
                                                          ------------     ------------

Property, plant and equipment, net                              34,550           37,673
Goodwill, net                                                  165,519          165,519
Intangible assets, net                                           6,819            6,711
Deferred income taxes                                           21,372           24,505
Other assets                                                    16,464           16,677
                                                          ------------     ------------
                                                          $    407,247     $    407,097
                                                          ============     ============

*Derived from the Company's 2002 audited Consolidated Financial Statements and restatement for the acquisition of an entity under common control (Note 2).

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                           March 29,      December 28,
                                                             2003             2002*
                                                         ------------     ------------
                                                                           (Restated)
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
         Current maturities of long-term debt            $        464     $     19,039
         Accounts payable                                      34,517           38,711
         Accrued wages and benefits                            13,129           18,051
         Accrued advertising and incentives                    17,519           18,310
         Accrued interest                                       1,631            5,084
         Other accrued expenses                                10,928           12,046
         Liabilities held for sale                             14,020           12,828
                                                         ------------     ------------
           Total current liabilities                           92,208          124,069
                                                         ------------     ------------

Non-current liabilities:
         Long-term debt                                       268,012          249,401
         Accrued stock compensation                            27,607           26,778
         Other                                                 12,966           14,660
                                                         ------------     ------------
           Total liabilities                                  400,793          414,908
                                                         ------------     ------------

Commitments and contingencies
Redemption obligation-ESOP                                    60,802           61,218

Common stockholder's deficit:
         Common stock, $.01 par value; 50,000 shares
          authorized; 31,964 issued and outstanding               320              320
         Additional paid-in capital                             6,282                -
         Accumulated deficit                                  (60,897)         (69,205)
         Accumulated other comprehensive loss                     (53)            (144)
                                                         ------------     ------------
           Total common stockholder's deficit                 (54,348)         (69,029)
                                                         ------------     ------------
                                                         $    407,247     $    407,097
                                                         ============     ============

*Derived from the Company's 2002 audited Consolidated Financial Statements and restatement for the acquisition of an entity under common control (Note 2).

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                              Quarter Ended
                                                                      -----------------------------
                                                                        March 29,        March 30,
                                                                          2003             2002
                                                                      ------------     ------------
                                                                                        (Restated)
Cash flows from operating activities:
Net income                                                            $      8,308     $      5,714
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                                      5,740            5,146
          Provision for bad debts                                              918            1,215
          Provision for deferred income taxes                                3,134            3,779
          Non-cash interest expense                                            584              705
          Non-cash variable stock option compensation expense                  830            3,127
          Other, net                                                          (250)               -
Net changes in operating assets and liabilities:
          Accounts receivable                                               (6,759)         (12,291)
          Inventories                                                       (2,934)           2,592
          Other current assets                                              (4,785)          (3,903)
          Accounts payable                                                  (6,504)           2,785
          Accrued liabilities                                               (8,556)           1,805
          Other, net                                                            74            3,042
                                                                      ------------     ------------
          Net cash provided by (used in) operating activities              (10,200)          13,716
                                                                      ------------     ------------

Cash flows from investing activities:
          Purchases of property, plant and equipment                          (442)            (605)
          Proceeds from disposals of property, plant and
              equipment, net                                                    14              210
          Acquisition and development of intellectual property                (125)          (3,014)
                                                                      ------------     ------------
Net cash used in investing activities                                         (553)          (3,409)
                                                                      ------------     ------------

Cash flows from financing activities:
          Repurchase of SC Holdings, Inc. minority interest                    (25)               -
          Distributions to Simmons Holdings                                 (2,025)          (2,250)
          Repayment of SC Holdings, Inc. debt to stockholder                  (628)               -
          Payments of SC Holdings, Inc. bank debt                          (18,000)          (1,250)
          Proceeds from (payments of) Senior Credit Facility, net           26,200           (7,850)
          Payments of other long-term debt                                    (195)            (166)
                                                                      ------------     ------------
          Net cash provided by (used in) financing activities                5,327          (11,516)
                                                                      ------------     ------------

Net effect of exchange rate changes on cash                                     91               15
                                                                      ------------     ------------

Change in cash and cash equivalents                                         (5,335)          (1,194)
Cash and cash equivalents, beginning of period                               7,108            3,264
                                                                      ------------     ------------
Cash and cash equivalents, end of period                              $      1,773     $      2,070
                                                                      ============     ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
           Consolidated Statements of Changes in Stockholder's Deficit
                      (in thousands, except share amounts)

                                                                                             Accumulated
                                                                 Additional                     Other          Total
                                       Common        Common       Paid-In      Accumulated  Comprehensive  Stockholder's
                                       Shares        Stock        Capital        Deficit    (Loss) Income     Deficit
                                    ------------  ------------  ------------  ------------  -------------  -------------
Balance at December 29, 2001          31,964,452  $        320  $     16,919  $    (66,467) $        (125) $     (49,353)
   Net income                                  -             -             -         1,570              -          1,570
   Other comprehensive loss:
        Change in foreign currency
             translation                       -             -             -             -            (19)           (19)
                                                                              ------------  -------------  -------------
   Comprehensive income                        -             -             -         1,570            (19)         1,551
   Increase in redemption
        obligation - ESOP based on
        fair market value                      -             -       (13,324)       (3,815)             -        (17,139)
   Distributions to Holdings                   -             -        (3,595)         (493)             -         (4,088)
                                    ------------  ------------  ------------  ------------  -------------  -------------

Balance at December 28, 2002          31,964,452           320             -       (69,205)          (144)       (69,029)
   Net income                                  -             -             -         8,308              -          8,308
   Other comprehensive income:
        Change in foreign currency
             translation                       -             -             -             -             91             91
                                                                              ------------  -------------  -------------
   Comprehensive income                        -             -             -         8,308             91          8,399
   Contribution of stockholder's
        debt to SC Holdings, Inc.              -             -         7,916             -              -          7,916
    Acquisition of SC Holdings,
        Inc. minority interest                 -             -           (25)            -              -            (25)
    Decrease in redemption
        obligation - ESOP based on
        fair market value                      -             -           416             -              -            416
    Distributions to Holdings                  -             -        (2,025)            -              -         (2,025)
                                    ------------  ------------  ------------  ------------  -------------  -------------
 Balance at March 29, 2003
    (unaudited)                       31,964,452  $        320  $      6,282  $    (60,897) $         (53) $     (54,348)
                                    ============  ============  ============  ============  =============  =============

        The accompanying notes are an integral part of these consolidated financial statements.

                        Simmons Company and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

         For purposes of this report the "Company" refers to Simmons Company and its subsidiaries, collectively. The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "Commission"). The accompanying unaudited condensed consolidated financial statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 29, 2003, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 28, 2002. Operating results for the period ended March 29, 2003 are not necessarily indicative of future results that may be expected for the fiscal year ending December 27, 2003.

2.       Business Combination

         On February 28, 2003, the Company acquired the assets of SC Holdings, Inc. ("Sleep Country") from an affiliate of Fenway Partners, Inc. ("Fenway") for approximately $18.4 million, plus additional contingent consideration based upon future performance. Sleep Country is a leading mattress retailer in the Pacific Northwest which operates 48 stores under the Sleep Country USA and Mattress Gallery names. This acquisition was financed from borrowings under the Company's Senior Credit Facility. Sleep Country used the proceeds received to repay bank debt of $17.8 million plus $0.1 million of interest and Fenway debt of $0.6 million.

         Because the Company and Sleep Country were controlled by affiliates of Fenway, at the time of the acquisition the Company is required to account for the acquisition as a transfer of assets within a group under common control. Under this accounting methodology, the Company and Sleep Country are treated as if they had been combined for accounting and financial reporting purposes for the periods in which both entities were controlled by Fenway (from March 1, 2000). As a result, the Company's consolidated financial statements have been restated for all periods prior to the business combination to reflect the combined results of the Company and Sleep Country as of the beginning of the earliest period presented. In addition to combining the separate historical results of the Company and Sleep Country, the consolidated financial statements include all adjustments necessary to conform accounting methods and presentation, to the extent they were different, and to eliminate significant intercompany transactions.

         In the next 90 days, the Company intends to file under Form 8-K a revised Annual Report on Form 10-K for the year ended December 28, 2002 to restate fiscal years 2000, 2001 and 2002 to reflect the combined results of the Company and Sleep Country.

         Selected combining financial data for the three months ended March 29, 2003 and March 30, 2002 are as follows:

                                March 29, 2003
-----------------------------------------------------------------------------
                       Simmons
(in thousands)         Company     Sleep Country    Adjustments     Combined
                    ------------   -------------   ------------   ------------
Net sales           $    176,295   $      13,972   $     (3,652)  $    186,615
Net income (loss)          8,430            (119)            (3)         8,308

                                March 30, 2003
-----------------------------------------------------------------------------
                       Simmons
(in thousands)         Company     Sleep Country    Adjustments     Combined
                    ------------   -------------   ------------   ------------
Net sales           $    177,247   $      12,197   $     (2,637)  $    186,807
Net income (loss)          5,688             (17)            43          5,714

3.       Assets/Liabilities Held For Sale

         In April 2003, the Company's management and its Board, continuing its strategy to focus on the wholesale bedding business, determined that pursuing a planned sale of the Company's retail operations in one or more transactions in 2003 was in its best interest. However, no assurances can be given that a proposed transaction or transactions will be completed or will be completed on terms favorable to the Company.

         In accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reflected assets and liabilities for its retail segment as held for sale in the balance sheet.

         The components of the assets and liabilities held for sale as of March 29, 2003 are as follows (amounts in thousands):

     Assets Held for Sale
Accounts receivable, net                    2,099
Inventories                                 5,248
Other current assets                        1,126
Property, plant and equipment, net          5,371
Goodwill, net                              22,383
Intangible assets, net                        477
Other assets                                  973
                                        ---------
   Total assets held for sale           $  37,677
                                        =========

     Liabilities Held for Sale
Accounts payable                        $   2,834
Other current liabilities                   5,054
Other long-term liabilities                 6,132
                                        ---------
   Total liabilities held for sale      $  14,020
                                        =========

         In the fourth quarter of 2002, Sleep Country recognized a goodwill impairment of $20.3 million. The review of the goodwill for impairment was necessary due to the continued weakness in the retail economy and the failure of Sleep Country to reach the sales and profit levels included in its original impairment test as of January 1, 2002.


4.       Inventories

         A summary of inventories, exclusive of inventories included in assets held for sale, follows (amounts in thousands):

                    March 29,   December 28,
                      2003          2002
                   ----------   ------------
Raw materials      $   12,534   $     11,198
Work in progress        1,194          1,240
Finished goods          9,703          8,611
                   ----------   ------------
                   $   23,431   $     21,049
                   ==========   ============

5.       Warranty

         The Company's warranty policy provides a 10-year non-prorated warranty service period on all first quality products, except for certain products for the hospitality industry which have varying non-prorated warranty periods generally ranging from five to ten years. The Company's policy is to accrue the estimated costs of warranty coverage at the time the sale is recorded. Accrued warranties totaled $3.6 million and $3.4 million, respectively, as of March 29, 2003 and December 28, 2002. The following table presents a reconciliation of the Company's warranty liability at March 29, 2003 (amounts in thousands):

                               Dollar Amount of
                                  Liability
                               ----------------
Balance at December 28, 2002      $   3,434
2003 warranty provisions              1,048
2003 warranty settlements              (865)
                                  ---------
Balance at March 29, 2003         $   3,617
                                  =========

6.       Long-Term Debt

         A summary of long-term debt follows (amounts in thousands):

                                                  March 29,       December 28,
                                                    2003              2002
                                                ------------      ------------
Senior Credit Facility:
     Revolving Loan Facility                    $     26,200      $          -
     Tranche A Term Loan                              14,500            14,500
     Tranche B Term Loan                              42,505            42,505
     Tranche C Term Loan                              19,006            19,006
                                                ------------      ------------
         Total Senior Credit Facility                102,211            76,011
SC Holdings, Inc. Bank Debt                                -            18,000
Industrial Revenue Bonds, 7.00%, due 2017              9,700             9,700
Industrial Revenue Bonds, 3.27%, due 2016              4,200             4,200
Banco Santander Loan, 3.77%                            2,276             2,329
10.25% Series Subordinated Notes due 2009            150,000           150,000
SC Holdings, Inc. Stockholder Debt                         -             8,065
Other, including capital lease obligations                89               135
                                                ------------      ------------
                                                     268,476           268,440
Less current portion                                    (464)          (19,039)
                                                ------------      ------------
                                                $    268,012      $    249,401
                                                ============      ============

         The 10.25% Series B Senior Subordinated Notes ("New Notes") bear interest at the rate of 10.25% per annum and are payable semi-annually in arrears in cash on March 15 and September 15. The New Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company.

         The New Notes are redeemable at the option of the Company on or after March 15, 2004 at prices decreasing from 105.125% of the principal amount thereof to par on March 15, 2007 and thereafter. The Company is required to redeem the outstanding notes based upon certain events as described in the indenture for the New Notes.

         The indenture for the New Notes requires the Company and its subsidiaries to comply with certain restrictive covenants, including a restriction on dividends and limitations on the incurrence of indebtedness, certain payments and distributions, and sales of the Company's assets and stock.

         The New Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by all of our active domestic subsidiaries. Exclusive of the allocation of the debt and related interest of the Company, the total net sales, total assets, cash used in operations, income before income taxes, and stockholder's equity of the three active non-guarantor international subsidiaries combined was $2.1 million, $7.7 million, $(1.1) million, $0.0 million, and $6.6 million, respectively, as of and for the quarter ended March 29, 2003.

         The Senior Credit Facility, as amended, provided for loans of up to $136.0 million, consisting of a Term Loan Facility of $76.0 million and a Revolving Loan Facility of $60.0 million. Our indebtedness under the Senior Credit Facility bears interest at a floating rate, is guaranteed by Simmons Holdings, Inc., the Company's parent company ("Simmons Holdings"), and all of the Company's active domestic subsidiaries, and is collateralized by substantially all of the Company's assets.

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

         The weighted average interest rates per annum in effect as of March 29, 2003 for the Revolving Loan Facility, Tranche A term, Tranche B term and Tranche C term loans were 3.84%, 3.42%, 4.69% and 5.00%, respectively.

         The Company is exposed to market risk from changes in interest rates. In order to address this risk, the Company has developed and implemented a policy to utilize six-month LIBOR contracts to minimize the impact of near term LIBOR base rate increases. On November 27, 2002 the Company elected to set its interest rate at the six-month LIBOR rate for approximately $40.0 million of the Term Loan Facility, which fixed the LIBOR base rate at 1.50% through May 22, 2003 for approximately 37% of floating rate debt outstanding as of March 29, 2003.

         As of March 29, 2003, the Company had availability to borrow $28.4 million under the Revolving Credit Facility after giving effect to $26.2 million in borrowings and $5.4 million reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the Revolving Credit Facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the Revolving Credit Facility to fund distributions to Simmons Holdings, acquisitions and capital expenditures.

         The Senior Credit Facility requires the Company to maintain certain financial ratios including fixed-charge, cash interest coverage and leverage ratios. The Senior Credit Facility also contains covenants which, among other things, limit capital expenditures, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. As of March 29, 2003, the Company was in compliance with all of its financial covenants.

         The Revolving Credit Facility expires on October 29, 2004. The Company expects that it will have the ability to renew the existing facility or have the ability to find new financing with comparable terms prior to expiration. If the Company is unable to renew its existing arrangement or obtain new financing, this could have an adverse affect on the Company's ability to fund operations.

7.       Segment Information

         SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and in assessing performance. The Company operates in two business segments, (1) wholesale bedding and (2) retail bedding. The wholesale bedding segment consists of the manufacture, sale and distribution of premium branded bedding products, as well as the licensing of intellectual property to other manufacturers. The retail bedding segment operates specialty sleep stores in California, Washington and Oregon, that sell to consumers principally premium branded bedding products.

         The Company intends to sell its retail bedding segment in 2003 and has classified the assets and liabilities for this segment as held for sale in the accompanying balance sheets (see footnote 3 for further explanation).

         The Company evaluates performance and allocates resources based on net sales, operating income and earnings before income taxes, depreciation and amortization. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies as reported in the Company's Annual Report on Form 10-K for the year ended December 28, 2002. Wholesale bedding sales to the retail bedding segment are recorded at market value, but are eliminated upon consolidation. The following table summarizes segment information:

                                                     March 29, 2003
---------------------------------------------------------------------------------------------------------
                                            Wholesale
(in thousands)                               Bedding           Retail        Eliminations        Totals
---------------------------------------------------------------------------------------------------------
Net sales                                  $   172,143      $    22,261      $    (7,789)     $   186,615
Operating income (loss)                         20,754              219             (189)          20,784
Income (loss) before income taxes               14,918           (1,112)            (189)          13,617
Depreciation and amortization expense            5,305              435                -            5,740
Segment assets                                 412,973           40,441          (46,167)         407,247
Expenditures for long-lived assets                 307              135                -              442

                                                     March 30, 2002
---------------------------------------------------------------------------------------------------------
                                            Wholesale
(in thousands)                               Bedding           Retail        Eliminations        Totals
---------------------------------------------------------------------------------------------------------
Net sales                                  $   172,991      $    17,105      $    (3,289)     $   186,807
Operating income (loss)                         17,524             (416)            (205)          16,903
Income (loss) before income taxes               10,465             (870)            (245)           9,350
Depreciation and amortization expense            4,802              344                -            5,146
Segment assets                                 399,433           56,997          (24,084)         432,346
Expenditures for long-lived assets                 282              323                -              605

         In the "Eliminations" column of each period presented above, the segment assets consists primarily of investments in subsidiaries, receivables and payables, and gross wholesale bedding profit in ending retail inventory. The segment operating loss elimination consists of the removal of the wholesale bedding profit in ending retail inventory.

8.       Contingencies

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

         At March 29, 2003, Simmons Holdings had $21.0 million of outstanding Junior Subordinated PIK Notes payable to an affiliate of Fenway, which bear interest at 17.5% per annum and are due on October 29, 2011. Simmons Holdings is unable to repay the debt without receiving dividends from the Company. The Company's indenture for the New Notes and Senior Credit Facility restrict the payment of dividends by the Company to Simmons Holdings.

9.       Accounting Pronouncements

         In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company's financial position or results of operations.

         In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), an interpretation of SFAS Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies ("SFAS 5"), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. The FASB believes that, in current practice, many entities might not be recognizing that liability, believing that US GAAP does not require recognition, particularly when the entity does not receive separately identifiable consideration (i.e., a premium) for issuing the guarantee. Many guarantees are embedded in purchase or sales agreements, service contracts, joint venture agreements, or other commercial agreements and the guarantor in many such arrangements does not receive a separately identifiable upfront payment for issuing the guarantee. FIN 45 is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The guarantor's previous accounting for guarantees that were issued before December 31, 2002 cannot be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The adoption of FIN 45 did not have a material impact on the Company's financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, Stock-Based Compensation - Transition and Disclosure ("SFAS 148"), an amendment to SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). The transition guidance and annual disclosure provisions are effective for the Company's 2002 financial statements and the interim disclosure provisions were effective for interim periods beginning with the Company's first quarter 2003. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company records estimated compensation expense over the service period based upon the intrinsic value of the options as they are earned by the employees and records additional adjustments to non-cash variable stock compensation expense for changes in the intrinsic value of vested options in a manner similar to a stock appreciation right. Therefore, adoption of this pronouncement did not have a material impact on the consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), principally to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for the Company's first quarter 2003 with transitional disclosure required with these financial statements. The adoption of FIN 46 did not have a material impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements, including related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 2002 Annual Report on Form 10-K, and the unaudited interim financial statements included elsewhere in this report.

BUSINESS COMBINATION

On February 28, 2003, we acquired the assets of SC Holdings, Inc. ("Sleep Country") from an affiliate of Fenway Partners, Inc. ("Fenway") for approximately $18.4 million, plus additional contingent consideration based upon future performance. Sleep Country is a leading mattress retailer in the Pacific Northwest which operates 48 stores under the Sleep Country USA and Mattress Gallery names. This acquisition was financed from borrowings under our Senior Credit Facility. Sleep Country used the proceeds received to repay bank debt of $17.8 million and Fenway debt of $0.6 million.

Because Sleep Country and we were controlled by affiliates of Fenway at the time of the acquisition, we are required to account for the acquisition as a transfer of assets within a group under common control. Under this accounting methodology, Sleep Country and the Company are treated as if they had always been combined for accounting and financial reporting purposes for the period in which both entities were controlled by affiliates of Fenway (from March 1, 2000). As a result, our consolidated financial statements have been restated for all periods prior to the business combination to reflect the combined results of Sleep Country and us as of the beginning of the earliest periods presented. In addition to combining the separate historical results of Sleep Country and us, the consolidated financial statements include all adjustments necessary to conform accounting methods and presentation, to the extent they were different, and to eliminate significant intercompany transactions.

In the next 90 days, we intend to file under Form 8-K a revised Annual Report on Form 10-K for the year ended December 28, 2002 to restate fiscal years 2000, 2001 and 2002 to reflect the combined results of the Company and Sleep Country.

RESULTS OF OPERATIONS

         The following table sets forth certain items included in the Condensed Consolidated Statements of Operations expressed as a percentage of net sales:

                                                       Quarter Ended
                                                  ------------------------
                                                  March 29,      March 30,
                                                     2003           2002
                                                  ---------      ---------
Net sales                                           100.0%         100.0%
Cost of products sold                                52.6%          51.8%
                                                    -----          -----
   Gross margin                                      47.4%          48.2%
Selling, general and administrative expenses         35.3%          37.1%
Non-cash variable stock compensation expense          0.4%           1.7%
Amortization of intangibles                           0.1%           0.3%
Other operating expenses                              0.4%             -%
                                                    -----          -----
   Operating income                                  11.2%           9.1%
Interest expense, net                                 3.4%           3.9%
Other expense, net                                    0.5%           0.2%
                                                    -----          -----
   Income before income taxes                         7.3%           5.0%
Income tax expense                                    2.8%           1.9%
                                                    -----          -----
   Net income                                         4.5%           3.1%
                                                    =====          =====

QUARTER ENDED MARCH 29, 2003 AS COMPARED TO QUARTER ENDED MARCH 30, 2002

Net Sales. Net sales for the quarter ended March 29, 2003 decreased $0.2 million, or 0.1%, to $186.6 million from $186.8 million for the first quarter of 2002. This decrease was due to a decline in wholesale bedding segment sales of $0.9 million, or 0.5%, to $172.1 million from $173.0 million for the first quarter of 2002. The wholesale bedding sales decrease was due to an increase in the first quarter of 2003 of $5.2 million in the aggregate of co-op advertising expenditures, promotional monies, volume rebates, upfront fee amortization and warranty payments classified as a reduction of sales versus a selling, general and administrative expense or cost of products sold, compared to the first quarter of 2002. Increases in the first quarter in our wholesale bedding unit shipments and wholesale bedding average unit selling price of 0.1% and 2.8%, respectively, partially offset the above mentioned sales reduction. In comparison, the International Sleep Products Association ("ISPA") reported for its leading U.S. Manufacturer reporting sample that in the first quarter 2003 industry unit shipments were down 3.4% and the wholesale dollar sales were up 1.1%. Our wholesale bedding sales continue to benefit from a shift in sales mix toward higher priced products and the addition of new customers over the prior year.

Our retail segment sales for the quarter ended March 29, 2003 increased $5.2 million, or 30.1%, to $22.3 million from $17.1 million for the first quarter of 2002, due principally to the addition of 26 retail stores in Southern California in December 2002. On a comparable store basis, sales for our retail stores increased 8.8% in the first quarter of 2003 versus the comparable period of 2002.

Cost of Products Sold. Cost of products sold, as a percentage of net sales, for the quarter ended March 29, 2003 increased 0.8 percentage points to 52.6% from 51.8% in the first quarter 2002. Our first quarter gross margin decreased due to
(i) the above mentioned increase in selling expenses classified as a reduction of sales; (ii) an increase in certain raw material costs resulting from supplier price increases; and (iii) a shift in sales toward customers that purchase our mattresses at lower gross margins, but also with less advertising and selling support. Exclusive of the above mentioned reclassified selling expenses, our first quarter gross margin, as a percentage of net sales, increased 50 basis points due principally to an increase in our retail operation gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percentage of net sales, for the quarter ended March 29, 2003 decreased 1.8 percentage points to 35.3% from 37.1% in the first quarter of 2002. The decrease as a percentage of net sales from the first quarter of 2002 was principally attributable to (i) the above mentioned $5.2 million increase in co-op advertising expenditures in the first quarter of 2003 classified as a reduction of sales versus a selling, general and administrative expense; (ii) an overall reduction in co-op advertising and selling support expenditures, as a percentage of net sales, provided to our customers; and (iii) a 4.1 percentage point reduction in our retail bedding segment selling, general and administrative expenses as a percentage of retail bedding segment net sales due principally to greater leverage in fixed selling expenses resulting from the addition of 26 retail stores in Southern California in December 2002.

Non-Cash Variable Stock Compensation Expense. Non-cash variable stock compensation expense decreased $2.3 million to $0.8 million for the quarter ended March 29, 2003 from $3.1 million in the first quarter 2002. The decrease was attributable to a 0.2% decrease in the underlying value of Simmons Holdings' common stock in the first quarter of 2003, partially offset by an increase in the number of vested stock options outstanding at March 29, 2003 versus March 30, 2002.

Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles decreased $0.7 million to $0.1 million for the quarter ended March 29, 2003 from $0.8 million in the first quarter of 2002 due to the expiration of the amortization period for certain patents.

Other Operating Expenses. Other operating expenses for the first quarter 2003 consisted of $0.8 million in costs incurred in connection with the Sleep Country acquisition.

Interest Expense, Net. Interest expense, net, decreased $1.0 million, or 13.3%, to approximately $6.3 million for the quarter ended March 29, 2003, from $7.3 million in the first quarter of 2002 due to (i) decreased average outstanding borrowings; (ii) lower Prime and LIBOR base rates on our Senior Credit Facility borrowings; and (iii) lower interest rate margins on our Senior Credit Facility obligations.

Other Expense, Net. Other expense, net, increased $0.6 million to $0.9 million for the quarter ended March 29, 2003 compared to $0.3 million in the first quarter of 2002. This increase is attributable to (i) a write-down of an equity investment and (ii) an increase in management advisory fees paid to Fenway Partners.

Income Taxes. Our effective income tax rates of 39.0% and 38.9% for the quarters ended March 29, 2003 and March 30, 2002 differ from the federal statutory rate primarily because of state income taxes.

Net Income. For the reasons set forth above, our net income increased $2.6 million, or 45.4%, to $8.3 million for the quarter ended March 29, 2003 compared to $5.7 million in 2002.

EBITDA-Non-GAAP Financial Measure. For the reasons set forth above, we had an EBITDA of $26.5 million, or 14.2% of net sales, for the three months ended March 29, 2003 compared to $22.0 million, or 11.8% of net sales, for the first quarter of 2002. Our Adjusted EBITDA, as defined below, was $28.2 million, or 15.1% of net sales, in 2003, compared to $25.2 million, or 13.5% of net sales, in 2002. The Adjusted EBITDA for our retail bedding segment was $0.8 million and $(0.1) million for the first quarter of 2003 and 2002, respectively. The following table sets forth a reconciliation of consolidated net income to Adjusted
EBITDA, which is a Non-GAAP financial measure:

                                               Quarter Ended
                                          ------------------------
                                          March 29,      March 30,
                                             2003           2002
                                          ---------      ---------
Net income                                $   8,308      $   5,714
Depreciation and amortization                 5,740          5,146
Income tax expense                            5,309          3,636
Interest expense                              6,291          7,259
Other expense, net                              876            294
                                          ---------      ---------
EBITDA(a)                                    26,524         22,049
Transaction fees                                772              -
Non-cash variable stock compensation            830          3,127
Interest income                                  50             39
                                          ---------      ---------
     Adjusted EBITDA(a)                   $  28,176      $  25,215
                                          =========      =========

         (a) EBITDA represents earnings before interest expense, income tax expense, depreciation and amortization, management fees, and the impairment of an investment. Adjusted EBITDA, as defined by our Senior Credit Facility, is calculated as EBITDA plus interest income, transaction fees and non-cash variable stock compensation. Management believes that EBITDA is a widely accepted financial indicator of a company's ability to service or incur debt and a similar measure, Adjusted EBITDA, is utilized for purposes of the covenants contained in the Senior Credit Facility. EBITDA and Adjusted EBITDA are not measurements of operating performance calculated in accordance with US GAAP and should not be considered substitutes for operating income, net income, cash flows from operating activities, or other statements of operations or cash flow data prepared in accordance with US GAAP, or as measures of profitability or liquidity. EBITDA and Adjusted EBITDA may not be indicative of our historical operating results, nor are they meant to be predictive of potential future results. In addition, EBITDA and Adjusted EBITDA as defined here are not presentations accepted by the Commission. Accordingly, any presentation of EBITDA or Adjusted EBITDA or any information concerning EBITDA or Adjusted EBITDA which may be included in a future filing with the Commission may be substantially different than the presentation included herein. Our calculation of EBITDA and Adjusted EBITDA may not be comparable to those recorded by other companies.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of cash to fund liquidity needs are (i) cash provided by operating activities and (ii) borrowings available under our Senior Credit Facility. Our primary use of funds consists of payments of principal and interest for our debt, capital expenditures, distributions to Simmons Holdings, acquisitions, and funding for working capital increases. In the first quarter of 2003, our total debt increased by $0.1 million to $268.5 million. In comparison, in the first quarter of 2002, total debt decreased by $7.8 million.

In the first quarter, our working capital increased approximately $25.2 million. The working capital revenue was due principally to (i) an increase in inventories principally due to the roll-out of the BackCare(R) 2003 product line in the first quarter and the addition of new retail stores; (ii) an increase in accounts receivable related to increased sales volumes; and (iii) a decrease in accruals due to the payment of 2002 bonuses and accrued interest on the Indenture.

Our capital expenditures totaled $0.4 million for the three months ended March 29, 2003. We expect to spend an aggregate of approximately $10.0 million for capital expenditures in fiscal year 2003. We believe that annual capital expenditure limitations in our Senior Credit Facility will not significantly inhibit us from meeting our ongoing capital expenditure needs.

On February 28, 2003, we acquired the assets of Sleep Country from a related party for approximately $18.4 million, plus additional contingent consideration based upon future performance. This acquisition was financed from borrowings under our Senior Credit Facility. Sleep Country used the proceeds received to repay bank debt of $17.8 million and stockholder debt of $0.6 million. We incurred approximately $0.8 million in costs associated with this transaction.

As of March 29, 2003, we had availability to borrow $28.4 million under our Revolving Credit Facility after giving effect to $26.2 million in borrowings and $5.4 million reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. We were in compliance as of March 29, 2003 with the financial covenants contained in all of our credit facilities.

We believe that cash generated from operations, together with borrowings available under our Revolving Credit Facility, will be sufficient to meet our working capital and capital expenditure needs in the foreseeable future.

The Revolving Credit Facility expires on October 29, 2004. We expect to have the ability to renew the existing facility or have the ability to find new financing with comparable terms prior to expiration. If we are unable to renew our existing arrangement or obtain new financing, this could have an adverse affect on our ability to fund operations.

SEASONALITY/OTHER

For the past several years, there has not been significant seasonality to our business.

ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), an interpretation of SFAS Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies ("SFAS 5"), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. The FASB believes that, in current practice, many entities might not be recognizing that liability, believing that US GAAP does not require recognition, particularly when the entity does not receive separately identifiable consideration (i.e., a premium) for issuing the guarantee. Many guarantees are embedded in purchase or sales agreements, service contracts, joint venture agreements, or other commercial agreements and the guarantor in many such arrangements does not receive a separately identifiable upfront payment for issuing the guarantee. FIN 45 is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The guarantor's previous accounting for guarantees that were issued before December 31, 2002 cannot be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The adoption of FIN 45 did not have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Stock-Based Compensation - Transition and Disclosure ("SFAS 148"), an amendment to SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). The transition guidance and annual disclosure provisions are effective for the Company's 2002 financial statements and the interim disclosure provisions were effective for interim periods beginning with the Company's first quarter 2003. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company records estimated compensation expense over the service period based upon the intrinsic value of the options as they are earned by the employees and records additional adjustments to non-cash variable stock compensation expense for changes in the intrinsic value of vested options in a manner similar to a stock appreciation right. Therefore, adoption of this pronouncement did not have a material impact on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), principally to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for the Company's first quarter 2003 with transitional disclosure required with these financial statements. The adoption of FIN 46 did not have a material impact on the Company's financial position or results of operations.

FORWARD LOOKING STATEMENTS

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects," "intends," "projects" and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operating results, including expected benefits from our Better Sleep Through Science(R) philosophy. Any forward-looking statements contained in this report represent management's current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to, anticipated sales growth, success of new products, increased market share, reduction of manufacturing costs, generation of free cash flow and reduction of debt, changes in consumer confidence or demand, planned sale of our retail operations, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Form 10-K for 2002 and the Form 10-Qs for the first, second, and third quarters of 2002. The Company undertakes no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Information relative to our market risk sensitive instruments by major category at December 28, 2002 is presented under Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002. There have been no material changes to this information as of March 29, 2003.

Item 4.           Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the Company's disclosure controls and procedures as of a date within 90 days of filing this quarterly report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

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

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

         99.1 Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (b)   Reports on Form 8-K

                  On March 7, 2003, the Company filed with the Commission a Form 8-K which reported under Item 7 the Press Release dated March 3, 2003 announcing the results of operations for the fourth quarter and the full fiscal year of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Simmons Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 SIMMONS COMPANY

By:                /s/ William S. Creekmuir
       ------------------------------------------------
                       William S. Creekmuir
       Executive Vice President & Chief Financial Officer

Date:  May 13, 2003

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER

I, the Chief Executive Officer of Simmons Company (the "registrant"), certify that:

1.        I have reviewed this quarterly report on Form 10-Q of the registrant;
2. Based on my knowledge, this quarterly report does not contain any untruestatement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          (b) evaluated the effectiveness of the registrant's disclosures controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and
          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Dated this 13th day of May 2003.


                                 /s/ Charles R. Eitel
                                 ----------------------------------------------
                                 Charles R. Eitel, Chief Executive Officer

                     CERTIFICATE OF CHIEF FINANCIAL OFFICER

I, the Chief Financial Officer of Simmons Company (the "registrant"), certify that:

1.       I have reviewed this quarterly report on Form 10-Q of the registrant;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosures controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and
         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Dated this 13th day of May 2003


                                  /s/ William S. Creekmuir
                                  ---------------------------------
                                  William S. Creekmuir, Chief Financial Officer