Form 10-Q/A
period 2003-03-29
SIMMONS CO /GA/
filed 2003-05-22
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 2003


         Commission file number   333-76723
                                  ---------

                                 SIMMONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   06-1007444
 -----------------------------------       ------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

One Concourse Parkway, Suite 800, Atlanta, Georgia            30328-6188
--------------------------------------------------   --------------------------
    (Address of principal executive offices)                  (Zip Code)

   Registrant's telephone number, including area code     (770) 512-7700
                                                       ------------------------

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

         The number of shares of the registrant's common stock outstanding as of May 22, 2003 was 31,964,452.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A to Form 10-Q for the quarterly period ended March 29, 2003 has been prepared to correct typographical errors in the Condensed Consolidated Statements of Operations to the Unaudited Consolidated Financial Statements included in Part I, Item 1, Financial Statements. These typographical errors resulted in the incorrect reporting of operating income and income before income taxes. Operating income should be $20,784,000 rather than $20,684,000 as previously reported. Income before income taxes should be $13,617,000 rather than $13,117,000 as previously reported. These amended items had no effect on any part of the Financial Statements included in Part I, Item 1, other than the Condensed Consolidated Statements of Operations. No other part of the registrant's Form 10-Q for the quarterly period ended March 29, 2003 as previously filed is affected by this amendment.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                 (in thousands)
                                   (Unaudited)

                                                                Quarter Ended
                                                           ---------------------
                                                           March 29,    March 30,
                                                             2003         2002
                                                           --------     --------
                                                                      (Restated)*
Net sales                                                  $186,615     $186,807
Cost of products sold                                        98,233       96,742
                                                           --------     --------
       Gross profit                                          88,382       90,065
                                                           --------     --------
Operating expenses:
     Selling, general and administrative expenses            65,924       69,283
     Non-cash variable stock compensation expense               830        3,127
     Amortization of intangibles                                 72          752
     Other                                                      772         --
                                                           --------     --------
                                                             67,598       73,162
                                                           --------     --------
       Operating income                                      20,784       16,903

     Interest expense, net                                    6,291        7,259
     Other expense, net                                         876          294
                                                           --------     --------
       Income before income taxes                            13,617        9,350
Income tax expense                                            5,309        3,636
                                                           --------     --------
       Net income                                             8,308        5,714
Other comprehensive income:
     Foreign currency translation adjustment                     91           15
                                                           --------     --------
       Comprehensive income                                $  8,399     $  5,729
                                                           ========     ========



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

                                 SIMMONS COMPANY

By:                      /s/ William S. Creekmuir
              ------------------------------------------------
                              William S. Creekmuir
              Executive Vice President & Chief Financial Officer

Date:         May 22, 2003

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER
                     --------------------------------------

I, the Chief Executive Officer of Simmons Company (the "registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 1) of the registrant;

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

         Dated this 22nd day of May 2003.

                                        /s/ Charles R. Eitel

                                       -----------------------------------------
                                       Charles R. Eitel, Chief Executive Officer

                     CERTIFICATE OF CHIEF FINANCIAL OFFICER
                     --------------------------------------

I, the Chief Financial Officer of Simmons Company (the "registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 1) of the registrant;

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

         Dated this 22nd day of May 2003


                              /s/ William S. Creekmuir

                              ---------------------------------------------
                              William S. Creekmuir, Chief Financial Officer