Form 10-Q
period 2003-06-28
SIMMONS CO /GA/
filed 2003-08-11
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 28, 2003

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

         The number of shares of the registrant's common stock outstanding as of August 11, 2003 was 3,196.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                 (in thousands)
                                   (Unaudited)

                                                            Quarter Ended                Six Months Ended
                                                            -------------                ----------------
                                                        June 28,       June 29,        June 28,      June 29,
                                                          2003           2002            2003          2002
                                                       ---------      ---------       ---------      ---------
                                                                     (Restated)*                     (Restated)*

Net sales                                              $ 199,299      $ 163,804       $ 385,914      $ 350,611
     Cost of products sold                               104,738         85,088         202,971        181,969
                                                       ---------      ---------       ---------      ---------
Gross profit                                              94,561         78,716         182,943        168,642

Operating expenses:
     Selling, general and administrative expenses         71,515         60,940         137,439        130,084
     Non-cash variable stock compensation expense          9,591          6,358          10,421          9,485
     Amortization of intangibles                              98            366             170          1,118
     Other                                                    50              -             822              -
                                                       ---------      ---------       ---------      ---------
                                                          81,254         67,664         148,852        140,687
                                                       ---------      ---------       ---------      ---------
Operating income                                          13,307         11,052          34,091         27,955

     Interest expense, net                                 5,702          7,001          11,993         14,260
     Other expense, net                                      716            642           1,592            936
                                                       ---------      ---------       ---------      ---------
          Income before income taxes and
             minority interest                             6,889          3,409          20,506         12,759
Income tax expense                                         2,573          1,731           7,882          5,367
                                                       ---------      ---------       ---------      ---------
          Income before minority interest                  4,316          1,678          12,624          7,392
Minority interest in loss                                      -            (70)              -            (70)
                                                       ---------      ---------       ---------      ---------
          Net income                                       4,316          1,748          12,624          7,462

Other comprehensive income:
     Foreign currency translation adjustment                 134              7             225             22
                                                       ---------      ---------       ---------      ---------

          Comprehensive income                         $   4,450      $   1,755       $  12,849      $   7,484
                                                       =========      =========       =========      =========


* Restated for the acquisition of an entity under common control (Note 2).


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                                       June 28,    December 28,
                                                                         2003          2002*
                                                                       --------      --------
                                                                                     (Restated)
ASSETS
Current assets:
     Cash and cash equivalents                                         $  1,625      $  7,108
     Accounts receivable, less allowances for
       doubtful receivables, discounts, returns and
       allowances of $5,789 and $5,245                                   84,227        67,192
     Inventories                                                         25,243        21,049
     Deferred income taxes                                                2,793         3,264
     Other current assets                                                23,726        20,781
     Assets held for sale                                                37,282        36,617
                                                                       --------      --------
          Total current assets                                          174,896       156,011
                                                                       --------      --------

Property, plant and equipment, net                                       32,729        37,673
Goodwill, net                                                           165,519       165,519
Intangible assets, net                                                    6,774         6,711
Deferred income taxes                                                    21,011        24,505
Other assets                                                             21,479        16,678
                                                                       --------      --------
                                                                       $422,408      $407,097
                                                                       ========      ========















* Derived from the Company's 2002 audited Consolidated Financial Statements and restated for the acquisition of an entity under common control (Note 2).

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                         June 28,      December 28,
                                                           2003           2002*
                                                        ---------       ---------
                                                                        (Restated)
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
     Current maturities of long-term debt               $     436       $  19,039
     Accounts payable                                      36,607          38,711
     Accrued wages and benefits                            18,502          18,051
     Accrued advertising and incentives                    20,994          18,310
     Accrued interest                                       5,189           5,084
     Other accrued expenses                                10,299          11,713
     Liabilities held for sale                             17,587          13,239
                                                        ---------       ---------
          Total current liabilities                       109,614         124,147
                                                        ---------       ---------

Non-current liabilities:
     Long-term debt                                       254,736         249,401
     Accrued stock compensation                            34,931          26,778
     Other                                                  9,659          14,582
                                                        ---------       ---------
          Total liabilities                               408,940         414,908
                                                        ---------       ---------

Commitments and contingencies
Redemption obligation - ESOP                               71,095          61,218

Common stockholder's deficit:
     Common stock, $.01 par value; 5,000 shares
          authorized; 3,196 issued and outstanding              1               1
     Additional paid-in-capital                                 -             319
     Accumulated deficit                                  (57,709)        (69,205)
     Accumulated other comprehensive loss                      81            (144)
                                                        ---------       ---------
          Total common stockholder's deficit              (57,627)        (69,029)
                                                        ---------       ---------
                                                        $ 422,408       $ 407,097
                                                        =========       =========


* Derived from the Company's 2002 audited Consolidated Financial Statements and restated for the acquisition of an entity under common control (Note 2).


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                           -----------------------
                                                                                           June 28,       June 29,
                                                                                             2003           2002
                                                                                           --------       --------
                                                                                                         (Restated)*
Cash flows from operating activities:
Net income                                                                                 $ 12,624       $  7,462
Adjustments to reconcile net income to net cash provided by
   operating activities:
          Depreciation and amortization                                                      11,380          9,906
          Provision for bad debts                                                             1,836          1,434
          Provision for deferred income taxes                                                 3,966          4,907
          Non-cash interest expense                                                             902          1,406
          Non-cash variable stock option compensation expense                                10,421          9,485
          Other, net                                                                           (250)           (70)
Net changes in operating assets and liabilities:
          Accounts receivable                                                               (18,557)           498
          Inventories                                                                        (4,155)         3,099
          Other current assets                                                               (7,698)        (8,913)
          Accounts payable                                                                   (2,408)         1,271
          Accrued liabilities                                                                 3,864          1,629
          Other, net                                                                         (7,305)         4,398
                                                                                           --------       --------
            Net cash provided by operating activities                                         4,620         36,512
                                                                                           --------       --------

Cash flows from investing activities:
    Purchases of property, plant and equipment                                               (2,162)        (2,087)
    Proceeds from disposals of property, plant and equipment, net                                34            204
    Acquisition and development of intellectual properties                                     (123)        (2,963)
                                                                                           --------       --------
            Net cash used in investing activities                                            (2,251)        (4,846)
                                                                                           --------       --------

Cash flows from financing activities:
     Repurchase of SC Holdings, Inc. minority interest                                          (25)             -
     Distributions to Simmons Holdings                                                       (2,025)        (3,126)
     Repurchase of SC Holdings, Inc. debt to stockholder                                       (628)        (1,000)
     Payment of SC Holdings, Inc. bank debt                                                 (18,000)          (500)
     Proceeds from (payments of) Senior Credit Facility, net                                 13,000        (26,140)
     Payments of other long-term debt                                                          (399)          (361)
                                                                                           --------       --------
            Net cash used in financing activities                                            (8,077)       (31,127)
                                                                                           --------       --------

Net effect of exchange rate changes on cash                                                     225              9
                                                                                           --------       --------
Change in cash and cash equivalents                                                          (5,483)           548
Cash and cash equivalents, beginning of period                                                7,108          3,264
                                                                                           --------       --------
Cash and cash equivalents, end of period                                                   $  1,625       $  3,812
                                                                                           ========       ========



* Restated for the acquisition of an entity under common control (Note 2).

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
       Consolidated Statements of Changes in Common Stockholder's Deficit
                      (in thousands, except share amounts)



                                                                                                Accumulated         Total
                                                               Additional                          Other
                                      Common       Common        Paid-In       Accumulated     Comprehensive    Stockholder's
                                      Shares        Stock        Capital         Deficit       (Loss) Income       Deficit
                                   -----------    ---------   -------------   ------------     -------------     -----------

Balance at December 29, 2001*            3,196    $      1    $      319      $   (50,697)    $     (125)        $  (50,502)
  (Note 8)
   Net income                                -           -             -            2,719              -              2,719
   Other comprehensive loss:
        Change in foreign currency
             translation                     -           -             -                -            (19)               (19)
                                                                               ----------       --------        -----------
 Comprehensive income                        -           -             -            2,719            (19)             2,700
   Increase in redemption
        obligation - ESOP based on
        fair market value                    -           -             -          (17,139)             -            (17,139)
   Distributions to Holdings                              -             -          (4,088)             -              (4,088)
                                   -----------    ---------   -------------   ------------     ---------         -----------
Balance at December 28, 2002*            3,196           1           319          (69,205)          (144)           (69,029)
   Net income                                -           -             -           12,624              -             12,624
   Other comprehensive income:
        Change in foreign currency
             translation                     -           -             -                -            225                225
                                                                               ----------       --------        -----------
   Comprehensive income                      -           -             -           12,624            225             12,849
  Contribution of shareholder's
    debt to SC Holdings, Inc.                -           -         7,916                -              -              7,916
  Acquisition of SC Holdings,
    Inc. minority interest                   -           -           (25)               -              -                (25)
    Increase in redemption
        obligation - ESOP based on
        fair market value                    -           -        (8,749)          (1,128)             -             (9,877)
   Capital contribution from
     Holdings                                -           -         2,564                -              -              2,564
   Distributions to Holdings                 -           -        (2,025)               -              -             (2,025)
                                   -----------    ---------   -------------   ------------     ---------         -----------
 Balance at June 28,  2003
   (unaudited)                           3,196    $       1   $        -      $   (57,709)     $      81         $  (57,627)
                                   ===========    =========   =============   ============     =========         ===========






* Derived from the Company's 2002 audited Consolidated Financial Statements and restated for the acquisition of an entity under common control (Note 2).


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

         For purposes of this report the "Company" refers to Simmons Company and its subsidiaries, collectively. The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "Commission"). The accompanying unaudited condensed consolidated financial statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 28, 2003, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. These unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended December 28, 2002. Operating results for the period ended June 28, 2003, are not necessarily indicative of future results that may be expected for the year ending December 27, 2003.

2.       Business Combination

         On February 28, 2003, the Company acquired the stock of SC Holdings, Inc. ("Sleep Country") from an affiliate of Fenway Partners, Inc. ("Fenway") for approximately $18.4 million, plus additional contingent consideration based upon future performance. Sleep Country is a leading mattress retailer in the Pacific Northwest which operates 48 stores under the Sleep Country USA and Mattress Gallery names. This acquisition was financed from borrowings under the Company's Senior Credit Facility. Sleep Country used the proceeds received to repay bank debt of $17.8 million plus $0.1 million of interest and Fenway debt of $0.6 million.

         Because the Company and Sleep Country were controlled by affiliates of Fenway at the time of the acquisition, the Company is required to account for the acquisition as a transfer of assets within a group under common control. Under this accounting methodology, the Company and Sleep Country are treated as if they had been combined for accounting and financial reporting purposes for the periods in which both entities were controlled by Fenway (from March 1, 2000). As a result, the Company's consolidated financial statements have been restated for all periods prior to the business combination to reflect the combined results of the Company and Sleep Country as of the beginning of the earliest period presented. In addition to combining the separate historical results of the Company and Sleep Country, the consolidated financial statements include all adjustments necessary to conform accounting methods and presentation, to the extent they were different, and to eliminate significant intercompany transactions.

         The Company intends to file under Form 8-K a revised Annual Report on Form 10-K for the year ended December 28, 2002 to restate fiscal years 2000, 2001 and 2002 to reflect the combined results of the Company and Sleep Country.

         Selected combining financial data for the six months ended June 28, 2003 and June 29, 2002 are as follows:


                                            June 28, 2003
----------------------------------------------------------------------------------------------------------------------
                                  Simmons
(in thousands)                    Company              Sleep Country       Adjustments          Combined
                                  -------              -------------       -----------          --------
Net sales                         $365,340               $ 27,507          $ (6,933)            $385,914
Net income                          12,333                    431              (140)              12,624

                                            June 29, 2002
----------------------------------------------------------------------------------------------------------------------
                                  Simmons
(in thousands)                    Company              Sleep Country       Adjustments          Combined
                                                       -------------       -----------          --------
Net sales                         $331,775               $ 23,835          $ (4,999)            $ 350,611
Net income (loss)                    8,389                   (977)               50                 7,462


3.       Assets/Liabilities Held For Sale

         In April 2003, the Company, continuing its strategy to focus on the wholesale bedding business, initiated a sales process of its retail operations in one or more transactions in 2003. However, no assurances can be given that a proposed transaction or transactions will be completed or will be completed on terms favorable to the Company.

         In accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reflected assets and liabilities for its retail segment as held for sale in the June 28, 2003 and June 29, 2002 balance sheets.

         The components of the assets and liabilities held for sale as of June 28, 2003 are as follows (amounts in thousands):


                          Assets Held for Sale
                          --------------------
         Accounts receivable, net                      $ 1,008
         Inventories                                     5,481
         Other current assets                            1,525
         Property, plant and equipment, net              5,436
         Goodwill, net                                  22,383
         Intangible assets, net                            422
         Other assets                                    1,027
                                                       -------
               Total assets held for sale              $37,282
                                                       =======

                        Liabilities Held for Sale
                        -------------------------
         Accounts payable                              $ 4,840
         Other current liabilities                       5,610
         Other long-term liabilities                     7,137
                                                       -------
               Total liabilities held for sale         $17,587
                                                       =======

4.       Inventories

         A summary of inventory follows (amounts in thousands):

                               June 28,    December 28,
                                 2003         2002
                                 ----         ----

         Raw materials         $12,548      $11,198
         Work in progress        1,053        1,240
         Finished goods         11,642        8,611
                               -------      -------
                               $25,243      $21,049
                               =======      =======



5.       Warranty Liability

         The Company's warranty policy provides a 10-year non-prorated warranty service period on all first quality products, except for certain products for the hospitality industry which have varying non-prorated warranty periods generally ranging from five to ten years. The Company's policy is to accrue the estimated costs of warranty coverage at the time the sale is recorded. Accrued warranties totaled $3.8 million and $3.4 million, respectively, as of June 28, 2003 and December 28, 2002. The following table presents a reconciliation of the Company's warranty liability at June 28, 2003 (amounts in thousands):

                                      Warranty Liability
                                      ------------------
         Balance at December 28, 2002      $ 3,434
         2003 warranty provisions            2,257
         2003 warranty settlements          (1,938)
                                           -------
         Balance at June 28, 2003          $ 3,753
                                           =======

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)


6.       Long-Term Debt

         A summary of long-term debt follows (amounts in thousands):


                                                                         June 28,      December 28,
                                                                           2003            2002
                                                                           ----            ----
         Senior Credit Agreement:
              Tranche A Term Loan                                       $   7,500       $  14,500
              Tranche B Term Loan                                          42,505          42,505
              Tranche C Term Loan                                          39,006          19,006
                                                                        ---------       ---------
                  Total Senior Credit Facility                             89,011          76,011
         Sleep Country Senior Credit Facility:
             Revolving Loan                                                     -           1,500
             Term Loan                                                          -          16,500
                                                                        ---------       ---------
                  Total Sleep Country Senior Credit Facility                    -          18,000
         Sleep Country Shareholder Debt:
             Shareholder Note Payable                                           -           3,000
             Bridge Loan I - net of original issue discount                     -           1,000
             Shareholder Term Loan I                                            -           2,123
             Shareholder Loan II - net of original issue discount               -           1,942
                                                                        ---------       ---------
                  Total Sleep Country Shareholder Debt                          -           8,065
            Industrial Revenue Bonds, 7.00%, due 2017                       9,700           9,700
            Industrial Revenue Bonds, 4.52%, due 2016                       4,200           4,200
            Banco Santander Loan, 3.91%                                     2,204           2,329
            10.25% Series Subordinated Notes, due 2009                    150,000         150,000
            Other, including capital lease obligations                         57             135
                                                                        ---------       ---------
                                                                          255,172         268,440
            Less current portion                                             (436)        (19,039)
                                                                        ---------       ---------
                                                                        $ 254,736       $ 249,401
                                                                        =========       =========

         The 10.25% Series B Senior Subordinated Notes ("Notes") bear interest at the rate of 10.25% per annum and are payable semi-annually in cash in arrears on March 15 and September 15. The Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company.

         The Notes are redeemable at the option of the Company on or after March 15, 2004 at prices decreasing from 105.125% of the principal amount thereof to par on March 15, 2007 and thereafter. The Company is required to redeem the outstanding notes based upon certain events as described in the indenture for the Notes.

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

         The indenture for the Notes requires the Company to comply with certain restrictive covenants, including a restriction on dividends and limitations on the incurrence of indebtedness, certain payments and distributions, and sales of the Company's assets and stock.

         The Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by all of the Company's active domestic subsidiaries. Exclusive of the allocation of the debt and related interest of the Company, the total sales, total assets, cash flow from operations, income before income taxes, and stockholder's equity of the three active non-guarantor international subsidiaries combined was $4.9 million, $8.0 million, $0.1 million, $0.1 million, and $5.6 million, respectively, as of and for the six months ended June 28, 2003.

         On June 6, 2003, the Company entered into a Joinder Agreement which supplements its Senior Credit Facility whereby an additional $20.0 million was borrowed under the Tranche C Term Loan. The proceeds from this additional loan were utilized to repay borrowings under the Revolving Loan Facility.

         Following the incremental Tranche C Term Loan on June 6, 2003, the Senior Credit Facility, as supplemented, provided for loans of up to $149.0 million, consisting of a Term Loan Facility of $89.0 million and a Revolving Loan Facility of $60.0 million. The Company's indebtedness under the Senior Credit Facility bears interest at a floating rate, is guaranteed by Simmons Holdings, Inc., the Company's parent company ("Simmons Holdings"), and all of our active domestic subsidiaries, and is collateralized by substantially all of the Company's assets.

         Borrowings under the Senior Credit Facility bear interest at our choice of LIBOR or Prime plus the following applicable interest rate margins as follows:

                                         LIBOR      Prime
                                        -------    -------
         Revolving Loan Facility         2.00%      1.00%
         Tranche A Term Loan             2.00%      1.00%
         Tranche B Term Loan             3.25%      2.25%
         Tranche C Term Loan             3.50%      2.50%

         The weighted average interest rates per annum in effect as of June 28, 2003 for the Tranche A term, Tranche B term and Tranche C term loans were 3.40%, 4.61% and 4.75%, respectively.

         The Company is exposed to market risk from changes in interest rates. In order to address this risk, the Company has developed and implemented a policy to utilize six-month LIBOR contracts to minimize the impact of near term LIBOR base rate increases. The Company elected to set its interest rate at the six-month LIBOR rate for approximately $78.5 million of the Term Loan Facility, which fixed the LIBOR base rate at rates ranging from 1.25% to 1.375% that expire between August 4, 2003 and November 24, 2003 for approximately 82% of floating rate debt outstanding as of June 28, 2003.

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

         In connection with the acquisition of Sleep Country by the Company, Sleep Country used a portion of the $18.4 million proceeds received to repay its outstanding bank debt at February 28, 2003 of $17.8 million. Additionally, $0.6 million of proceeds received were utilized to repay shareholder debt. The remaining balance of Sleep Country shareholder debt at February 28, 2003 of $7.7 million was contributed to Sleep Country paid-in capital.

         As of June 28, 2003, the amount under the Revolving Credit Facility that was available to be drawn was $54.6 million, after giving effect to $5.4 million reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the Revolving Credit Facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the Revolving Credit Facility to fund distributions to Simmons Holdings, acquisitions and capital expenditures.

         The Senior Credit Facility requires the Company to maintain certain financial ratios including fixed-charge, cash interest coverage and leverage ratios. The Senior Credit Facility also contains covenants which, among other things, limit capital expenditures, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. As of June 28, 2003, the Company was in compliance with all of its financial covenants.

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

         The Company plans to pursue the sale of its retail bedding segment in 2003 and has classified the assets and liabilities for this segment as held for sale in the accompanying balance sheets (see footnote 3 for further explanation).

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

         The Company evaluates performance and allocates resources based on net sales, operating income and earnings before income taxes, depreciation and amortization. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies as reported in the Company's Annual Report on Form 10-K for the year ended December 28, 2002. The following tables summarize the segment information for the quarters and six months ended June 28, 2003 and June 29, 2002:


                                         Quarter Ended June 28, 2003
-----------------------------------------------------------------------------------------------------------------
                                               Wholesale
(in thousands)                                  Bedding           Retail          Eliminations          Totals
-----------------------------------------------------------------------------------------------------------------

Net sales                                      $184,001          $ 23,389           $ (8,091)          $199,299
Operating income                                 13,192               358               (243)            13,307
Income (loss) before income taxes                 7,754              (622)              (243)             6,889
Adjusted EBITDA*                                 28,471               413               (243)            28,641
Depreciation and amortization expense             5,585                55                  -              5,640
Segment assets                                  427,503            41,273            (46,368)           422,408
Expenditures for long-lived assets                1,651                69                  -              1,720



                                         Quarter Ended June 29, 2002
-----------------------------------------------------------------------------------------------------------------
                                               Wholesale
(in thousands)                                  Bedding           Retail          Eliminations          Totals
-----------------------------------------------------------------------------------------------------------------
Net sales                                      $153,833          $ 16,837           $ (6,866)          $163,804
Operating income (loss)                          11,158               (73)               (33)            11,052
Income (loss) before income taxes                 4,262              (860)                 7              3,409
Adjusted EBITDA*                                 21,688               562                (33)            22,217
Depreciation and amortization expense             4,125               635                  -              4,760
Segment assets                                  386,661            58,530            (25,332)           419,859
Expenditures for long-lived assets                1,390                92                  -              1,482

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

                                             Six Months Ended June 28, 2003
-----------------------------------------------------------------------------------------------------------------
                                              Wholesale
(in thousands)                                 Bedding             Retail         Eliminations          Totals
-----------------------------------------------------------------------------------------------------------------
Net sales                                      $356,144          $ 45,650           $(15,880)          $385,914
Operating income                                 33,946               577               (432)            34,091
Income (loss) before income taxes                22,672            (1,734)              (432)            20,506
Adjusted EBITDA*                                 55,996             1,253               (432)            56,817
Depreciation and amortization expense            10,890               490                  -             11,380
Segment assets                                  427,503            41,273            (46,368)           422,408
Expenditures for long-lived assets                1,958               204                  -              2,162


                                             Six Months Ended June 29, 2002
-----------------------------------------------------------------------------------------------------------------
                                              Wholesale
(in thousands)                                 Bedding             Retail         Eliminations          Totals
-----------------------------------------------------------------------------------------------------------------
Net sales                                      $326,824          $ 33,942           $(10,155)          $350,611
Operating income (loss)                          28,349              (156)              (238)            27,955
Income (loss) before income taxes                14,394            (1,397)              (238)            12,759
Adjusted EBITDA*                                 46,847               823               (238)            47,432
Depreciation and amortization expense             8,927               979                  -              9,906
Segment assets                                  386,661            58,530            (25,332)           419,859
Expenditures for long-lived assets                1,672               415                  -              2,087

     * EBITDA represents earnings before interest expense, income tax expense, depreciation and amortization, management fees, minority interest and the impairment of an investment. Adjusted EBITDA, as defined by the Company's Senior Credit Facility, is calculated as EBITDA plus interest income, transaction fees and non-cash variable stock compensation. The Company believes that EBITDA is a widely accepted financial indicator of a company's ability to service or incur debt and a similar measure, Adjusted EBITDA, is utilized frequently by our debt securities analysts, investors and other interested parties in the evaluation of companies in our industry. Additionally, Adjusted EBITDA is used for purposes of the covenants contained in the Senior Credit Facility and by management in evaluating the Company's operating performance. EBITDA and Adjusted EBITDA are not measurements of operating performance calculated in accordance with US GAAP and should not be considered substitutes for operating income, net income, cash flows from operating activities, or other statements of operations or cash flow data prepared in accordance with US GAAP, or as measures of profitability or liquidity. EBITDA and Adjusted EBITDA may not be indicative of the Company's historical operating results, nor are they meant to be predictive of potential future results. In addition, EBITDA and Adjusted EBITDA as defined here are not presentations accepted by the Commission. Accordingly, any presentation of EBITDA or Adjusted EBITDA or any information concerning EBITDA or Adjusted EBITDA which may be included in a future filing with the Commission may be substantially different than the presentation included herein. The Company's calculation of EBITDA and Adjusted EBITDA may not be comparable to those recorded by other companies.

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

8.       Reverse Stock Split

         On May 30, 2003, the Company's Board of Directors approved a one-for-ten thousand reverse stock split of the Company's authorized and outstanding Common Stock shares. The reverse stock split reduced the Company's 50,000,000 authorized Common Stock shares to 5,000 authorized Common Stock shares and the Company's 31,964,452 outstanding Common Stock shares to 3,196 outstanding Common Stock shares. The par value of the Common Stock was not affected by the reverse stock split and remains at $0.01 per share after the reverse stock split. Consequently, the aggregate par value of the issued Common Stock was reduced by reclassifying the par value amount of the reversed common shares from Common Stock to Additional Paid-in-Capital for all periods presented. All outstanding shares have been retroactively restated in the accompanying consolidated financial statements for all periods presented to reflect the reverse stock split.

9.       Contingencies

         On December 11, 2001, FDL, Inc. ("FDL"), one of the Company's licensees, filed a lawsuit against the Company and United Sleep Products Denver, Inc. ("United Sleep"), another Company licensee, alleging that the Company had licensed overlapping trademark rights to both FDL and United Sleep. The Company has denied the material allegations of FDL's initial and amended complaints and has brought counterclaims against FDL for breach of the parties' license agreement. The Company has also assumed the defense of and agreed to indemnify United Sleep with respect to FDL's claims. On July 24, 2003, in response to a joint motion by the parties, the Court vacated the current trial date of November 3, 2003, and entered a temporary stay of discovery until the earlier of October 15, 2003 and the date upon which the Court issues a written decision on the Company's pending summary judgment motion filed April 10, 2003. The Court has not yet ruled on the Company's summary judgment motion and has not set a new trial date. The Company intends to maintain its vigorous defense of this lawsuit.

         From time to time the Company has been involved in various legal proceedings. The Company believes that all current litigation is routine in nature and incidental to the conduct of its business, and that none of this litigation, if determined adversely to the Company, would have a material adverse effect on its financial condition or results of its operations.

         At June 28, 2003, Simmons Holdings had $22.0 million of outstanding Junior Subordinated PIK Notes payable to an affiliate of Fenway, which bear interest at 17.5% per annum and are due on October 29, 2011. Simmons Holdings is unable to repay the debt without receiving dividends from the Company. The Company's indenture for the Notes and Senior Credit Facility restrict the payment of dividends by the Company to Simmons Holdings.

                        Simmons Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)

10.      Accounting Pronouncements

         In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company's financial position or results of operations.

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

         In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), principally to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for the Company's first quarter 2003 with transitional disclosure required with these financial statements. The Company does not have any variable interest entities.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 113 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The amendments set forth by SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The guidance is to be applied prospectively. The Company does not have any derivative instruments.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new guidance requires that those instruments be classified as liabilities in statements of financial position. The Company does not believe that the adoption of this pronouncement will have a material impact on its consolidated financial statements.

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

         BUSINESS COMBINATION

         On February 28, 2003, we acquired the stock of SC Holdings, Inc. ("Sleep Country") from an affiliate of Fenway Partners, Inc. ("Fenway") for approximately $18.4 million, plus additional contingent consideration based upon future performance. Sleep Country is a leading mattress retailer in the Pacific Northwest which operates 48 stores under the Sleep Country USA and Mattress Gallery names. This acquisition was financed from borrowings under our Senior Credit Facility. Sleep Country used the proceeds received to repay bank debt of $17.8 million and Fenway debt of $0.6 million.

         Because Sleep Country and we were controlled by affiliates of Fenway at the time of the acquisition, we are required to account for the acquisition as a transfer of assets within a group under common control. Under this accounting methodology, Sleep Country and the Company are treated as if they had been combined for accounting and financial reporting purposes for the period in which both entities were controlled by affiliates of Fenway (from March 1, 2000). As a result, our consolidated financial statements have been restated for all periods prior to the business combination to reflect the combined results of Sleep Country and us as of the beginning of the earliest periods presented. In addition to combining the separate historical results of Sleep Country and us, the consolidated financial statements include all adjustments necessary to conform accounting methods and presentation, to the extent they were different, and to eliminate significant intercompany transactions.

         We intend to file under Form 8-K a revised Annual Report on Form 10-K for the year ended December 28, 2002 to restate fiscal years 2002, 2001 and 2000 to reflect the combined results of the Company and Sleep Country.

RESULTS OF OPERATIONS

         The following table sets forth certain items included in the Condensed Consolidated Statements of Operations expressed as a percentage of net sales:

                                                                  Quarter Ended                   Six Months Ended
                                                          -----------------------------    -----------------------------
                                                             June 28,       June 29,          June 28,       June 29,
                                                               2003           2002              2003           2002
                                                               ----           ----              ----           ----
Net sales                                                     100.0%         100.0%            100.0%         100.0%
Cost of products sold                                          52.6%          51.9%             52.6%          51.9%
                                                               -----          -------           -----          -----
     Gross margin                                              47.4%          48.1%             47.4%          48.1%
Selling, general and administrative expenses                   35.9%          37.3%             35.6%          37.1%
Non-cash variable stock compensation expense                    4.8%           3.9%              2.7%           2.7%
Amortization of intangibles                                     0.0%           0.2%              0.0%           0.4%
Other operating expenses                                        0.0%           0.0%              0.3%           0.0%
                                                                ----           ----              ----           ----
     Operating income                                           6.7%           6.7%              8.8%           7.9%
Interest expense, net                                           2.9%           4.3%              3.1%           4.1%
Other expense, net                                              0.3%           0.2%              0.4%           0.2%
                                                                ----          -----              ----          -----
     Income before income taxes and
       minority interest                                        3.5%           2.2%              5.3%           3.6%
Income tax expense                                              1.3%           1.1%              2.0%           1.5%
                                                                ----           ----              ----           ----
    Income before minority interest                             2.2%           1.1%              3.3%           2.1%
Minority interest                                               0.0%           0.0%              0.0%           0.0%
                                                                ----           ----              ----           ----
    Net income                                                  2.2%           1.1%              3.3%           2.1%
                                                                ====           ====              ====           ====

QUARTER ENDED JUNE 28, 2003 AS COMPARED TO QUARTER ENDED JUNE 29, 2002

Net sales. Net sales for the quarter ended June 28, 2003 increased $35.5 million, or 21.7%, to $199.3 million from $163.8 million for the quarter ended June 29, 2002. Our second quarter sales increase was due in part to growth in wholesale bedding segment sales of $30.2 million, or 19.6%, from $153.8 million to $184.0 million. Our growth in wholesale bedding segment sales was attributable to increases in unit shipments and average unit selling price ("AUSP") of 11.5% and 6.9%, respectively, versus the second quarter of 2002. Our second quarter 2003 sales, exclusive of certain sales deductions, which is the methodology used by the International Sleep Products Association ("ISPA") in calculating market share, were up 18.3% over the prior year. In comparison, ISPA reported that for its leading U.S. manufacturer reporting sample, of which the Company is included, second quarter 2003 industry sales were up 1.9% over the prior year, comprised of a decline in unit shipments of 1.3% and an increase in AUSP of 3.2%. Our wholesale bedding sales continue to benefit from a shift in sales mix toward our higher priced Beautyrest(R) and BackCare(R) products and the addition of floor placements at new and existing customers in comparison to the prior year.

Our retail segment sales for the quarter ended June 28, 2003 increased $6.6 million, or 38.9%, to $23.4 million from $16.8 million for the second quarter of 2002, due principally to the purchase of 26 retail stores in Southern California from Mattress Discounters Corporation ("Mattress Discounters") in December 2002. On a comparable store basis, sales for our retail stores increased 13.3% in the second quarter of 2003 versus the comparable period of 2002.

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


Cost of Products Sold. Cost of products sold, as a percentage of net sales, for the quarter ended June 28, 2003 increased 0.7 percentage points to 52.6% from 51.9% in the second quarter of 2002. Our second quarter gross margin decreased principally due to an increase in certain raw material costs resulting from supplier price increases without a corresponding sales price increase in our Beautyrest(R) product line in 2003, partially offset by fixed manufacturing costs remaining relatively flat with the prior year.

Selling, General and Administrative Expenses. For the quarter ended June 28, 2003, selling, general and administrative expenses, as a percentage of net sales, decreased 1.4 percentage points to 35.9% from 37.3% in the second quarter of 2002. The decrease as a percentage of net sales from the second quarter of 2002 was principally attributable to (i) greater leverage of our fixed selling, general and administrative expenditures resulting from the above mentioned increase in sales versus the prior year comparable period; and (ii) a decrease in certain advertising and promotional expenditures.

Non-Cash Variable Stock Compensation Expense. Non-cash variable stock compensation expense increased $3.2 million to $9.6 million for the quarter ended June 28, 2003 from $6.4 million in the second quarter of 2002. The increase was attributable to a 16.9% increase in the underlying value of Simmons Holdings' common stock in the second quarter of 2003 and an increase in the number of vested stock options outstanding at June 28, 2003 versus June 29, 2002.

Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles decreased $0.3 million to $0.1 million for the quarter ended June 28, 2003 from $0.4 million in the second quarter of 2002 due to the expiration of the amortization period for certain patents.

Interest Expense, Net. Interest expense, net, decreased $1.3 million, or 18.6%, to approximately $5.7 million for the quarter ended June 28, 2003, from $7.0 million in the second quarter of 2002 due to (i) decreased average outstanding borrowings; (ii) lower Prime and LIBOR base rates on our Senior Credit Facility borrowings; and (iii) lower interest rate margins on our Senior Credit Facility obligations.

Other Expense, Net. Other expense, net, increased $0.2 million to $0.7 million for the quarter ended June 28, 2003 compared to $0.5 million in the second quarter of 2002. This increase was primarily attributable to higher management advisory fees paid to Fenway Partners.

Income Taxes. Our effective income tax rate of 37.3% for the quarter ended June 28, 2003 differs from the federal statutory rate primarily because of state income taxes. Our effective income tax rate of 50.8% for the quarter ended June 29, 2002 differs from the federal statutory rate primarily because of state income taxes and a valuation allowance on Sleep Country operating losses.

Net Income. For the reasons set forth above, our net income increased $2.6 million, or 146.9%, to $4.3 million for the quarter ended June 28, 2003 compared to $1.7 million for the quarter ended June 29, 2002.

EBITDA - Non-GAAP Financial Measure. For the reasons set forth above, we had an EBITDA of $18.9 million, or 9.5% of net sales, for the quarter ended June 28, 2003 compared to $15.8

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

million, or 9.7% of net sales, for the second quarter of 2002. Our Adjusted EBITDA, as defined below, was $28.6 million, or 14.4% of net sales, in 2003, compared to $22.2 million, or 13.6% of net sales, in 2002. The following table sets forth a reconciliation of consolidated net income to Adjusted EBITDA, which is a non-GAAP financial measure.

                                                              Quarter Ended
                                                       --------------------------
                                                       June 28,          June 29,
                                                         2003               2002
                                                       --------          --------
         Net income                                    $  4,316          $  1,748
         Depreciation and amortization                    5,640             4,760
         Income tax expense                               2,573             1,731
         Interest expense                                 5,702             7,001
         Minority interest                                    -               (70)
         Other expense, net                                 716               642
                                                       --------          --------
         EBITDA(a)                                       18,947            15,812
         Transaction fees                                    50                 -
         Non-cash variable stock compensation             9,591
                                                                            6,358
         Interest income                                     53                47
                                                       --------          --------
              Adjusted EBITDA(a)                       $ 28,641          $ 22,217
                                                       ========          ========

         (a) EBITDA represents earnings before interest expense, income tax expense, depreciation and amortization, management fees, minority interest and the impairment of an investment. Adjusted EBITDA, as defined by our Senior Credit Facility, is calculated as EBITDA plus interest income, transaction fees and non-cash variable stock compensation. Management believes that EBITDA is a widely accepted financial indicator of a company's ability to service or incur debt and a similar measure, Adjusted EBITDA, is utilized frequently by our debt securities analysts, investors and other interested parties in the evaluation of companies in our industry. Additionally, Adjusted EBITDA is used for purposes of the covenants contained in the Senior Credit Facility and by management in evaluating the Company's operating performance. EBITDA and Adjusted EBITDA are not measurements of operating performance calculated in accordance with US GAAP and should not be considered substitutes for operating income, net income, cash flows from operating activities, or other statements of operations or cash flow data prepared in accordance with US GAAP, or as measures of profitability or liquidity. EBITDA and Adjusted EBITDA may not be indicative of our historical operating results, nor are they meant to be predictive of potential future results. In addition, EBITDA and Adjusted EBITDA as defined here are not presentations accepted by the Commission. Accordingly, any presentation of EBITDA or Adjusted EBITDA or any information concerning EBITDA or Adjusted EBITDA which may be included in a future filing with the Commission may be substantially different than the presentation included herein. Our calculation of EBITDA and Adjusted EBITDA may not be comparable to those recorded by other companies.

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


SIX MONTHS ENDED JUNE 28, 2003 AS COMPARED TO SIX MONTHS ENDED JUNE 29, 2002

Net sales. Net sales for the six months ended June 28, 2003 increased $35.3 million, or 10.1%, to $385.9 million from $350.6 million for the six months ended June 29, 2002. Our six months sales increase was due in part to growth in wholesale bedding segment sales of $29.3 million, or 9.0%, from $326.8 million to $356.1 million. Our growth in wholesale bedding segment sales was attributable to increases in unit shipments and AUSP of 5.7% and 4.9%, respectively, versus the first six months of 2002. Our sales for the first six months of 2003, exclusive of certain sales deductions, which is the methodology used by ISPA in calculating market share, were up 10.0% over the prior year. In comparison, ISPA reported that for its leading U.S. manufacturer reporting sample, of which the Company is included, the first six months of 2003 industry sales were up 1.5% over the prior year, comprised of a decline in unit shipments of 2.3% and an increase in AUSP of 3.9%. Our wholesale bedding sales continue to benefit from a shift in sales mix toward our higher priced Beautyrest(R) and BackCare(R) products and the addition of floor placements at new and existing customers in comparison to the prior year.

Our retail segment sales for the six months ended June 28, 2003 increased $11.7 million, or 34.5%, to $45.7 million from $33.9 million for the first six months of 2002, due principally to the purchase of 26 retail stores in Southern California from Mattress Discounters in December 2002. On a comparable store basis, sales for our retail stores increased 11.0% in the first six months of 2003 versus the comparable period of 2002.

Cost of Products Sold. Cost of products sold, as a percentage of net sales, for the six months ended June 28, 2003 increased 70 basis points to 52.6% from 51.9% in the first six months of 2002. Our first six months gross margin decreased due to an increase in certain raw material costs resulting from supplier price increases without a corresponding sales price increase in our Beautyrest(R) product line in 2003 and a shift in sales toward dealers that purchase our mattresses at lower gross margins, but also with lower advertising and selling expenses than we pay for comparable customers. The gross margin decrease was partially offset by fixed manufacturing costs remaining relatively flat with the prior year.

Selling, General and Administrative Expenses. For the six months ended June 28, 2003, selling, general and administrative expenses, as a percentage of net sales, decreased 1.5 percentage points to 35.6% from 37.1% in the first six months of 2002. The decrease as a percentage of net sales from the second quarter of 2002 was principally attributable to (i) less co-op advertising and selling support expenditures classified as a selling expense instead of a reduction of gross sales; (ii) greater leverage in our fixed selling, general and administrative expenditures resulting from the sales increase versus the prior year comparable period; and (iii) a decrease in certain advertising and promotional expenditures

Non-Cash Variable Stock Compensation Expense. Non-cash variable stock compensation expense increased $0.9 million to $10.4 million for the six months ended June 28, 2003 from $9.5 million in the first six months of 2002. The increase was attributable to a 16.4% increase in the underlying value of Simmons Holdings' common stock in the first six months of 2003 and an increase in the number of vested stock options outstanding at June 28, 2003 versus June 29, 2002.

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles decreased $0.9 million to $0.2 million for the six months ended June 28, 2003 from $1.1 million in the first six months of 2002 due to the expiration of the amortization period for certain patents.

Interest Expense, Net. Interest expense, net, decreased $2.3 million, or 15.9%, to approximately $12.0 million for the six months ended June 28, 2003, from $14.3 million in the first six months of 2002 due to (i) decreased average outstanding borrowings; (ii) lower Prime and LIBOR base rates on our Senior Credit Facility borrowings; and (iii) lower interest rate margins on our Senior Credit Facility obligations.

Other Expense, Net. Other expense, net, increased $0.8 million to $1.6 million for the six months ended June 28, 2003 compared to $0.8 million in the first six months of 2002. This increase was primarily attributable to higher management advisory fees paid to Fenway Partners.

Income Taxes. Our effective income tax rate of 38.4% for the six months ended June 28, 2003 differs from the federal statutory rate primarily because of state income taxes. Our effective income tax rate of 42.1% for the six months ended June 29, 2002 differs from the federal statutory rate primarily because of state income taxes and a valuation allowance on Sleep Country operating losses.

Net Income. For the reasons set forth above, our net income increased $5.2 million, or 69.2%, to $12.6 million for the six months ended June 28, 2003 compared to $7.5 million for the same period of 2002.

EBITDA - Non-GAAP Financial Measure. For the reasons set forth above, we had an EBITDA of $45.4 million, or 11.8% of net sales, for the six months ended June 28, 2003 compared to $37.9 million, or 10.8% of net sales, for the first six months of 2002. Our Adjusted EBITDA, as defined below, was $56.8 million, or 14.7% of net sales, in 2003, compared to $47.4 million, or 13.5% of net sales, in 2002. The following table sets forth a reconciliation of consolidated net income to Adjusted EBITDA, which is a non-GAAP financial measure.

                                                             Six Months Ended
                                                       ---------------------------
                                                       June 28,           June 29,
                                                         2003              2002
                                                       --------          --------
         Net income                                    $ 12,624          $  7,462
         Depreciation and amortization                   11,380             9,906
         Income tax expense                               7,882             5,367
         Interest expense                                11,993            14,260
         Minority interest                                    -               (70)
         Other expense, net                               1,592               936
                                                       --------          --------
         EBITDA(a)                                       45,471            37,861
         Transaction fees                                   822                 -
         Non-cash variable stock compensation            10,421             9,485
         Interest income                                    103                86
                                                       --------          --------
              Adjusted EBITDA(a)                       $ 56,817          $ 47,432
                                                       ========          ========

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

         (a) EBITDA represents earnings before interest expense, income tax expense, depreciation and amortization, management fees, minority interest and the impairment of an investment. Adjusted EBITDA, as defined by our Senior Credit Facility, is calculated as EBITDA plus interest income, transaction fees and non-cash variable stock compensation. Management believes that EBITDA is a widely accepted financial indicator of a company's ability to service or incur debt and a similar measure, Adjusted EBITDA, is utilized frequently by our debt securities analysts, investors and other interested parties in the evaluation of companies in our industry. Additionally, Adjusted EBITDA is used for purposes of the covenants contained in the Senior Credit Facility and by management in evaluating the Company's operating performance. EBITDA and Adjusted EBITDA are not measurements of operating performance calculated in accordance with US GAAP and should not be considered substitutes for operating income, net income, cash flows from operating activities, or other statements of operations or cash flow data prepared in accordance with US GAAP, or as measures of profitability or liquidity. EBITDA and Adjusted EBITDA may not be indicative of our historical operating results, nor are they meant to be predictive of potential future results. In addition, EBITDA and Adjusted EBITDA as defined here are not presentations accepted by the Commission. Accordingly, any presentation of EBITDA or Adjusted EBITDA or any information concerning EBITDA or Adjusted EBITDA which may be included in a future filing with the Commission may be substantially different than the presentation included herein. Our calculation of EBITDA and Adjusted EBITDA may not be comparable to those recorded by other companies.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of cash to fund liquidity needs are (i) cash provided by operating activities; and (ii) borrowings available under our Senior Credit Facility. Our primary use of funds consists of payments of principal and interest for our debt, capital expenditures, distributions to Simmons Holdings principally for the repurchase of stock and vested stock options held by former employees, acquisitions, and funding for working capital increases. In the first six months of 2003, we repaid $13.3 million of debt to reduce our total debt to $255.2 million. In comparison, in the first six months of 2002, total debt decreased by $27.8 million.

In the first six months of 2003, our working capital, exclusive of assets and liabilities of our retail segment which are held for sale, increased $24.0 million. The working capital increase was principally due to (i) an increase in accounts receivable due to increased sales volumes late in the second quarter; and (ii) an increase in inventories to meet increased sales demand supplemented by having more expensive components in our inventory to support our high-end bedding lines.

Our capital expenditures totaled $2.2 million for the six months ended June 28, 2003. We expect to spend an aggregate of approximately $10.0 million for capital expenditures in fiscal year 2003. We believe that annual capital expenditure limitations in our Senior Credit Facility will not significantly inhibit us from meeting our ongoing capital expenditure needs.

On February 28, 2003, we acquired the stock of Sleep Country from a related party for approximately $18.4 million, plus additional contingent consideration based upon future performance. This acquisition was financed from borrowings under our Senior Credit Facility.

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

Sleep Country used the proceeds received to repay bank debt of $17.8 million and stockholder debt of $0.6 million. We incurred approximately $0.8 million in costs associated with this transaction.

On June 6, 2003, the Company entered into a Joinder Agreement with certain banks party to its Senior Credit Facility whereby an additional $20.0 million was borrowed under the Tranche C Term Loan. The proceeds from this additional loan were utilized to repay borrowings under the Revolving Loan Facility.

As of June 28, 2003, we had availability to borrow $54.6 million under our Revolving Credit Facility after giving effect to $5.4 million reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. We were in compliance as of June 28, 2003 with the financial covenants contained in all of our credit facilities.

We believe that cash generated from operations, together with the borrowings available under our Revolving Credit Facility, will be sufficient to meet our working capital and capital expenditure needs in the foreseeable future.

The Revolving Credit Facility expires on October 29, 2004. We expect to have the ability to renew the existing facility or have the ability to find new financing with comparable terms prior to expiration. If we are unable to renew our existing arrangement or obtain new financing, this could have an adverse affect on our ability to fund operations.

SEASONALITY/OTHER

For the past several years, there has not been significant seasonality to our wholesale bedding business. Our retail bedding business has historically experienced, and we expect to continue to experience, seasonal and quarterly fluctuations in net sales, operating income and Adjusted EBITDA. As is the case with many bedding retailers, our retail business is subject to seasonal influences, characterized by strong sales for the months of May through September, which impact our second and third quarter results.

ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), an interpretation of SFAS Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies ("SFAS 5"), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

under that guarantee. The FASB believes that, in current practice, many entities might not be recognizing that liability, believing that US GAAP does not require recognition, particularly when the entity does not receive separately identifiable consideration (i.e., a premium) for issuing the guarantee. Many guarantees are embedded in purchase or sales agreements, service contracts, joint venture agreements, or other commercial agreements and the guarantor in many such arrangements does not receive a separately identifiable upfront payment for issuing the guarantee. FIN 45 is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The guarantor's previous accounting for guarantees that were issued before December 31, 2002 cannot be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The adoption of FIN 45 did not have a material impact on our financial position or results of operations.

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

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), principally to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for the Company's first quarter 2003 with transitional disclosure required with these financial statements. We do not have any variable interest entities.

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 113 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. The amendments set forth by SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The guidance is to be applied prospectively. We do not have any derivative instruments.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new guidance requires that those instruments be classified as liabilities in statements of financial position. We do not believe that the adoption of this Statement will have a significant impact on our consolidated financial statements.

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

FORWARD LOOKING STATEMENTS

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects," "intends," "projects" and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operating results, including expected benefits from our Better Sleep Through Science(R) philosophy. Any forward-looking statements contained in this report represent management's current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to, anticipated sales growth, success of new products, increased market share, reduction of manufacturing costs, generation of free cash flow and reduction of debt, changes in consumer confidence or demand, planned sale of our retail operations, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Form 10-K for 2002 and the Form 10-Qs for the first quarter of 2003 and the first, second, and third quarters of 2002. The Company undertakes no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Information relative to our market risk sensitive instruments by major category at December 28, 2002 is presented under Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002. There have been no material changes to this information as of June 28, 2003.


Item 4.           Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the Company's disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of
1934) as of the end of the period covered by this report and have concluded that the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Controls and Procedures. There were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is committed to ongoing periodic reviews and enhancements of its controls and their effectiveness.

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

           (a)      Exhibits

         31.1       Certification of the Chief Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act.

         31.2       Certification of the Chief Financial Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act.

         32.1 Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b)      Reports on Form 8-K

                    The following Forms 8-K were filed with or furnished to the
                    Commission:

                    On May 15, 2003, the Company filed with the Commission a Form 8-K which reported under Item 7 the Press Release dated May 13, 2003 announcing the results of operations for the first quarter of 2003.

                    On June 11, 2003, the Company filed with the Commission a Form 8-K which reported under Item 5 the execution of a Joinder Agreement, dated June 6, 2003, which supplements the Credit and Guaranty Agreement dated as of October 29, 1998. The Company furnished the Joinder Agreement as an exhibit under Item 7 to the Form 8-K.

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

Date:         August 11, 2003