Form 10-Q
period 2003-09-27
SIMMONS CO /GA/
filed 2003-11-10
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 27, 2003

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

         The number of shares of the registrant's common stock outstanding as of November 10, 2003 was 3,196.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                 (in thousands)
                                   (Unaudited)


                                                              Quarter Ended               Nine Months Ended
                                                              -------------               -----------------
                                                       Sept. 27,        Sept. 28,      Sept. 27,      Sept. 28,
                                                          2003            2002            2003           2002
                                                          ----            ----            ----           ----
                                                                       (Restated)*                   (Restated)*

Net sales                                              $ 217,924       $ 191,410       $ 603,838      $ 541,670
     Cost of products sold                               113,433          99,234         316,404        280,855
                                                       ---------       ---------       ---------      ---------
Gross profit                                             104,491          92,176         287,434        260,815

Operating expenses:
     Selling, general and administrative expenses         74,243          67,388         211,682        197,472
     Non-cash variable stock compensation expense          4,697           2,076          15,118         11,561
     Amortization of intangibles                              71              60             241          1,178
     Other                                                    65               -             887              -
                                                       ---------       ---------       ---------      ---------
                                                          79,076          69,524         227,928        210,211
                                                       ---------       ---------       ---------      ---------
Operating income                                          25,415          22,652          59,506         50,604

     Interest expense, net                                 6,161           6,769          18,154         21,030
     Other expense, net                                      813             520           2,405          1,456
                                                       ---------       ---------       ---------      ---------
          Income before income taxes and
             minority interest                            18,441          15,363          38,947         28,118
Income tax expense                                         1,854           6,238           9,736         11,605
                                                       ---------       ---------       ---------      ---------
          Income before minority interest                 16,587           9,125          29,211         16,513
Minority interest in loss                                      -             (17)              -            (87)
                                                       ---------       ---------       ---------      ---------
          Net income                                      16,587           9,142          29,211         16,600

Other comprehensive income:
     Foreign currency translation adjustment                  (3)            (50)            222            (28)
                                                       ---------       ---------       ---------      ---------
          Comprehensive income                         $  16,584       $   9,092       $  29,433      $  16,572
                                                       =========       =========       =========      =========



* Restated for the acquisition of an entity under common control (Note 3).


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)


                                                                         Sept. 27,     Dec. 28,
                                                                           2003          2002*
                                                                           ----          -----
                                                                                      (Restated)
ASSETS
Current assets:
     Cash and cash equivalents                                           $  2,028      $  7,108
     Accounts receivable, less allowances for doubtful
       receivables, discounts, and returns of $5,378 and
       $5,245, respectively                                                83,719        67,192
     Inventories                                                           23,260        21,049
     Deferred income taxes                                                  1,841         3,264
     Other current assets                                                  22,857        20,781
     Assets of subsidiaries held for sale                                  38,679        36,617
                                                                         --------      --------
          Total current assets                                            172,384       156,011
                                                                         --------      --------

Property, plant and equipment, net                                         31,063        37,673
Goodwill, net                                                             165,519       165,519
Intangible assets, net                                                      8,355         6,711
Deferred income taxes                                                      23,049        24,505
Other assets                                                               23,597        16,678
                                                                         --------      --------
                                                                         $423,967      $407,097
                                                                         ========      ========

* Restated for the acquisition of an entity under common control (Note 3).

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                        Sept. 27,        Dec. 28,
                                                           2003            2002*
                                                           ----            -----
                                                                        (Restated)
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
     Current maturities of long-term debt               $     935       $  19,039
     Accounts payable                                      39,749          38,711
     Accrued wages and benefits                            18,954          18,051
     Accrued advertising and incentives                    23,585          18,310
     Accrued interest                                       1,391           5,084
     Other accrued expenses                                10,283          11,713
     Liabilities of subsidiaries held for sale             16,300          13,239
                                                        ---------       ---------
          Total current liabilities                       111,197         124,147
                                                        ---------       ---------

Non-current liabilities:
    Long-term debt                                        229,672         249,400
    Accrued stock compensation                             39,796          26,778
    Other                                                  13,703          14,583
                                                        ---------       ---------
          Total liabilities                               394,368         414,908
                                                        ---------       ---------

Commitments and contingencies
Redemption obligation - ESOP                               76,380          61,218

Common stockholder's deficit:
     Common stock, $.01 par value; 5,000 shares
          authorized; 3,196 issued and outstanding              1               1
     Additional paid-in-capital                                 -             319
     Accumulated deficit                                  (46,860)        (69,205)
     Accumulated other comprehensive income (loss)             78            (144)
                                                        ---------       ---------
          Total common stockholder's deficit              (46,781)        (69,029)
                                                        ---------       ---------
                                                        $ 423,967       $ 407,097
                                                        =========       =========





* Restated for the acquisition of an entity under common control (Note 3).

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                   ----------------------------------
                                                                                          Sept. 27,      Sept. 28,
                                                                                             2003           2002
                                                                                             ----           ----
                                                                                                        (Restated)*
Cash flows from operating activities:
Net income                                                                                 $ 29,211       $ 16,600
Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                      16,814         14,291
          Provision for bad debts                                                             2,758          3,364
          Provision for deferred income taxes                                                 2,880         10,565
          Non-cash interest expense                                                           1,913          2,173
          Non-cash variable stock option compensation expense                                15,118         11,561
          Other, net                                                                           (249)        (87)
Net changes in operating assets and liabilities:
          Accounts receivable                                                               (19,820)       (13,499)
          Inventories                                                                        (2,982)         4,751
          Other current assets                                                               (7,727)        (8,345)
          Accounts payable                                                                      691          5,152
          Accrued liabilities                                                                 2,442          5,913
          Other, net                                                                         (6,475)           462
                                                                                           --------       --------
            Net cash provided by operating activities                                        34,574         52,901
                                                                                           --------       --------

Cash flows from investing activities:
    Purchases of property, plant and equipment                                               (4,857)        (3,904)
    Proceeds from disposals of property, plant and equipment, net                                38            181
    Acquisition and development of intellectual properties                                   (1,720)        (2,963)
                                                                                           --------       --------
            Net cash used in investing activities                                            (6,539)        (6,686)
                                                                                           --------       --------

Cash flows from financing activities:
     Repurchase of SC Holdings, Inc. minority interest and payment of SC
       Holdings, Inc. debt                                                                  (18,653)        (1,750)
     Distributions to Holdings                                                               (2,478)        (3,282)
     Payments of Senior Credit Facility, net                                                (12,005)       (41,548)
     Payments of other long-term debt, net                                                     (201)          (561)
                                                                                           --------       --------
            Net cash used in financing activities                                           (33,337)       (47,141)
                                                                                           --------       --------

Net effect of exchange rate changes on cash                                                     222            (40)
                                                                                           --------       --------
Change in cash and cash equivalents                                                          (5,080)          (966)
Cash and cash equivalents, beginning of period                                                7,108          3,264
                                                                                           --------       --------
Cash and cash equivalents, end of period                                                   $  2,028       $  2,298
                                                                                           ========       ========



* Restated for the acquisition of an entity under common control (Note 3).

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
       Consolidated Statements of Changes in Common Stockholder's Deficit
                      (in thousands, except share amounts)


                                                                                                Accumulated
                                                               Additional                          Other            Total
                                      Common       Common        Paid-In       Accumulated     Comprehensive    Stockholder's
                                      Shares        Stock        Capital         Deficit       (Loss) Income       Deficit
                                     ---------    ----------   -----------    --------------  ----------------  --------------

Balance at December 29, 2001*           3,196      $      1      $    319        $(50,697)        $   (125)        $(50,502)
   (Note 9)
   Net income                               -             -             -           2,719                -            2,719
   Other comprehensive loss:
        Change in foreign currency
             translation                    -             -             -               -              (19)             (19)
                                                                                 --------         --------         --------
   Comprehensive income                     -             -             -           2,719              (19)           2,700
   Increase in redemption
        obligation - ESOP based on
        fair market value                   -             -             -         (17,139)               -          (17,139)
   Distributions to Holdings                -             -             -          (4,088)               -           (4,088)
                                        -----      --------      -------         --------         --------         --------
Balance at December 28, 2002*           3,196             1           319         (69,205)            (144)         (69,029)
   Net income                               -             -             -          29,211                -           29,211
   Other comprehensive income:
        Change in foreign currency
             translation                    -             -             -               -              222              222
                                                                                 --------         --------         --------
   Comprehensive income                     -             -             -          29,211              222           29,443
   Contribution of debt to an
    affiliate to SC Holdings, Inc.          -             -         7,916               -                -            7,916
   Acquisition of SC Holdings,
    Inc. minority interest                  -             -           (25)              -                -              (25)
   Increase in redemption
      obligation - ESOP based on
      fair market value                     -             -        (8,749)         (6,413)               -          (15,162)
   Capital contribution from
     Holdings                               -             -         2,564               -                -            2,564
   Distributions to Holdings                -             -        (2,025)           (453)               -           (2,478)
                                        -----      --------      -------         --------         --------         --------
 Balance at September 27,
  2003 (unaudited)                      3,196      $      1      $      -        $(46,860)        $     78         $(46,781)
                                        =====      ========      =======         ========         ========         ========


* Restated for the acquisition of an entity under common control (Note 3).


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

         For purposes of this report the "Company" refers to Simmons Company and its subsidiaries, collectively. The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "Commission"). The accompanying unaudited condensed consolidated financial statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 27, 2003, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. These unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended December 28, 2002 and the revised 2002 consolidated financial statements filed on Form 8-K/A on September 16, 2003. Operating results for the period ended September 27, 2003, are not necessarily indicative of future results that may be expected for the year ending December 27, 2003.

2.       Sale of Simmons Holdings, Inc. ("Holdings")

         Holdings, the parent of Simmons Company, working with its advisors, has initiated an exploratory process to evaluate a potential change in the ownership of Holdings. However, no assurances can be given that a proposed transaction or transactions will be completed or will be completed on terms favorable to Holdings. A sale of Holdings could have an impact on the recorded values of certain assets and liabilities of the Company.

3.       Business Combination

         On February 28, 2003, the Company acquired the stock of SC Holdings, Inc. ("Sleep Country") from a fund affiliated with Fenway Partners, Inc. ("Fenway") for approximately $18.4 million, plus additional contingent consideration based upon future performance. Sleep Country is a leading mattress retailer in the Pacific Northwest which currently operates 47 stores under the Sleep Country USA and Mattress Gallery names. This acquisition was financed from borrowings under the Company's Senior Credit Facility. Sleep Country used the proceeds received to repay bank debt of $17.8 million and debt to an affiliate of $0.6 million.

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

         The Company filed under Form 8-K/A on September 16, 2003, revised consolidated financial statements for the year ended December 28, 2002 to restate fiscal years 2000, 2001 and 2002 to reflect the combined results of the Company and Sleep Country.

         Selected combining financial data for the nine months ended September 27, 2003 and September 28, 2002 are as follows:

                                                  September 27, 2003
----------------------------------------------------------------------------------------------------------------
                                  Simmons
(in thousands)                    Company              Sleep Country       Adjustments          Combined
                                  -------              -------------       -----------          --------
Net sales                         $571,680               $ 43,055          $ (10,897)           $603,838
Net income                          27,747                  1,719               (255)             29,211


                                                  September 28, 2002
---------------------------------------------------------------------------------------------------------------
                                  Simmons
(in thousands)                    Company              Sleep Country       Adjustments          Combined
                                  -------              -------------       -----------          --------
Net sales                         $513,743               $ 36,662          $   (8,735)          $541,670
Net income (loss)                   18,031                 (1,306)               (125)            16,600


4.       Assets/Liabilities Held For Sale

         In April 2003, the Company, continuing its strategy to focus on the wholesale bedding business, initiated a sales process of its retail operations in one or more transactions. However, no assurances can be given that a proposed transaction or transactions will be completed or will be completed on terms favorable to the Company.

         In accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reflected assets and liabilities for its subsidiaries in its retail segment as held for sale in the consolidated balance sheets. The Company expects to have significant continued involvement in the revenue stream of the retail segment after a sales transaction is consummated. Therefore, the retail segment's results of operations continue to be presented in the Company's results of continuing operations.

         The components of the assets and liabilities of subsidiaries held for sale as of September 27, 2003 are as follows (amounts in thousands):

                          Assets Held for Sale
                          --------------------
         Accounts receivable, net                                              $ 1,857
         Inventories                                                             5,467
         Other current assets                                                    1,167
         Property, plant and equipment, net                                      6,510
         Goodwill, net                                                          22,383
         Intangible assets, net                                                    367
         Other assets                                                              928
                                                                               -------
               Total assets held for sale                                      $38,679
                                                                               =======

                        Liabilities Held for Sale
                        -------------------------
         Accounts payable                                                      $ 4,797
         Other current liabilities                                               4,919
         Other long-term liabilities                                             6,584
                                                                               -------
               Total liabilities held for sale                                 $16,300
                                                                               =======

5.       Inventories

         A summary of inventories follows (amounts in thousands):

                                                                                Sept. 27,              Dec. 28,
                                                                                  2003                   2002
                                                                                  ----                   ----

         Raw materials                                                           $12,436                $11,198
         Work in progress                                                          1,108                  1,240
         Finished goods                                                            9,716                  8,611
                                                                                 -------                -------
                                                                                 $23,260                $21,049
                                                                                 =======                =======

6.       Warranty Liability

         The Company's wholesale segment warranty policy provides a 10-year non-prorated warranty service period on all first quality products, except for certain products for the hospitality industry, which have varying non-prorated warranty periods generally ranging from five to ten years. The Company's policy is to accrue the estimated costs of warranty coverage at the time the sale is recorded. Accrued warranties totaled $3.9 million and $3.4 million, respectively, as of September 27, 2003 and December 28, 2002. The following table presents a reconciliation of the Company's warranty liability at September 27, 2003 (amounts in thousands):

                                                                                  Warranty
                                                                                  Liability
                                                                               ---------------
           Balance at December 28, 2002                                            $3,434
           2003 warranty provisions                                                 3,242
           2003 warranty settlements                                               (2,791)
                                                                                   ------
           Balance at September 27, 2003                                           $3,885
                                                                                   ======

7.       Long-Term Debt

         A summary of long-term debt follows (amounts in thousands):

                                                                                  Sept. 27,            Dec. 28,
                                                                                    2003                 2002
                                                                                    ----                 ----
            Senior Credit Agreement:
                 Tranche A Term Loan                                               $      -               $ 14,500
                                                                                   --------               --------
                 Tranche B Term Loan                                                 25,000                 42,505
                 Tranche C Term Loan                                                 39,006                 19,006
                                                                                   --------               --------
                  Total Senior Credit Facility                                       64,006                 76,011
         Industrial Revenue Bonds, 7.00%, due 2017                                    9,700                  9,700
         Industrial Revenue Bonds, 4.52%, due 2016                                    4,200                  4,200
         Banco Santander Loan, 3.91%                                                  2,151                  2,329
         Sleep Country Senior Credit Facility:
             Revolving Loan                                                               -                  1,500
             Term Loan                                                                    -                 16,500
                                                                                   --------               --------
         Total Sleep Country Senior Credit Facility                                       -                 18,000
         10.25% Series Subordinated Notes, due 2009                                 150,000                150,000
         Other, including capital lease obligations                                     550                    134
         Sleep Country Debt to an Affiliate:
             Note Payable to an Affiliate                                                 -                  3,000
             Bridge Loan - net of original issue discount                                 -                  1,000
             Affiliate Term Loan I                                                        -                  2,123
             Affiliate Term Loan II - net of original issue
                  discount                                                                -                  1,942
                  Total Sleep Country Debt to an Affiliate                                -                  8,065
                                                                                   --------               --------
                                                                                    230,607                268,439
         Less current portion                                                          (935)               (19,039)
                                                                                   --------               --------
                                                                                   $229,672               $249,400
                                                                                   ========               ========

         The 10.25% Series B Senior Subordinated Notes ("Notes") bear interest at the rate of 10.25% per annum and are payable semi-annually in cash in arrears on March 15 and September 15. The Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company.

         The Notes are redeemable at the option of the Company on or after March 15, 2004 at prices decreasing from 105.125% of the principal amount thereof to par on March 15, 2007 and thereafter. The Company is required to redeem the outstanding notes based upon certain events as described in the indenture for the Notes. If the Notes are redeemed prior to March 15, 2004 in connection with a sale of Holdings (see Note 2), a premium above the recorded value of the Notes may have to be paid.

         The indenture for the Notes requires the Company to comply with certain restrictive covenants, including a restriction on dividends and limitations on the incurrence of indebtedness, certain payments and distributions, and sales of the Company's assets and stock.

         The Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by all of the Company's active domestic subsidiaries. Exclusive of the allocation of the debt and related interest of the Company, the total sales, total assets, cash flow from operations, income before income taxes, and stockholder's equity of the three active non-guarantor international subsidiaries combined was $7.9 million, $9.2 million, $1.0 million, $0.3 million, and $4.5 million, respectively, as of and for the nine months ended September 27, 2003.

         On June 6, 2003, the Company entered into a Joinder Agreement which supplements its Senior Credit Facility whereby an additional $20.0 million was borrowed under the Tranche C Term Loan. The proceeds from this additional loan were utilized to repay borrowings under the Revolving Loan Facility.

         The Senior Credit Facility, as supplemented, provides for loans of up to $124.0 million, consisting of a Term Loan Facility of $64.0 million and a Revolving Loan Facility of $60.0 million. The Company's indebtedness under the Senior Credit Facility bears interest at a floating rate, is guaranteed by Holdings, and all of our active domestic subsidiaries, and is collateralized by substantially all of the Company's assets.

         Borrowings under the Senior Credit Facility bear interest at our choice of LIBOR or Prime plus the following applicable interest rate margins as follows:

                                                                             LIBOR              Prime
                                                                           ---------          ----------
          Revolving Loan Facility                                             2.00%              1.00%
          Tranche A Term Loan                                                 2.00%              1.00%
          Tranche B Term Loan                                                 3.25%              2.25%
          Tranche C Term Loan                                                 3.50%              2.50%

         The weighted average interest rates per annum in effect as of September 27, 2003 for the Tranche B term and Tranche C term loans were 5.10% and 4.75%, respectively.

         The Company is exposed to market risk from changes in interest rates. In order to address this risk, the Company has developed and implemented a policy to utilize six-month LIBOR contracts to minimize the impact of near term LIBOR base rate increases. The Company elected to set its interest rate at the six-month LIBOR rate for approximately $60.0 million of the Term Loan Facility, which fixed the LIBOR base rate at 1.23% through November 27, 2003 for approximately 85% of floating rate debt outstanding as of September 27, 2003.

         In connection with the acquisition of Sleep Country by the Company, Sleep Country used a portion of the $18.4 million proceeds received to repay its outstanding bank debt at

February 28, 2003 of $17.8 million. Additionally, $0.6 million of proceeds received were utilized to repay debt to an affiliate. The remaining $7.7 million balance of Sleep Country debt to an affiliate at February 28, 2003 was contributed to Sleep Country paid-in capital.

         As of September 27, 2003, the amount under the Revolving Credit Facility that was available to be drawn was $54.6 million, after giving effect to $5.4 million reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the Revolving Credit Facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the Revolving Credit Facility to fund distributions to Holdings, acquisitions and capital expenditures.

         The Senior Credit Facility requires the Company to maintain certain financial ratios including fixed-charge, cash interest coverage and leverage ratios. The Senior Credit Facility also contains covenants which, among other things, limit capital expenditures, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. As of September 27, 2003, the Company was in compliance with all of its financial covenants.

         The Revolving Credit Facility expires on October 29, 2004. The Company expects that it will have the ability to renew the existing facility or have the ability to find new financing with comparable terms prior to expiration. The failure of the Company to renew its existing arrangement or obtain new financing could have an adverse affect on the Company's ability to fund operations.

         Should a sale of Holdings occur (Note 2), balances payable under the Senior Credit Facility will be repaid from proceeds of the sale.

         8.       Segment Information

         The Company operates in two business segments, (1) wholesale bedding and (2) retail bedding. The wholesale bedding segment consists of (i) the manufacture, sale and distribution of premium branded bedding products; (ii) the licensing of intellectual property to other manufacturers; and (iii) the sale of product returns, off-quality product and excess inventory through retail outlet stores. The retail bedding segment operates specialty sleep stores in California, Washington and Oregon that sell to consumers principally premium branded bedding products.

         The Company announced in April 2003 that it is pursuing the possible sale of its retail bedding segment and has classified the assets and liabilities for this segment as held for sale in the accompanying balance sheets (see Note 4 for further explanation).

         The Company evaluates performance and allocates resources based on net sales, operating income and earnings before income taxes, depreciation and amortization. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies as reported in the Company's Annual Report on Form 10-K for the year ended December 28, 2002. The following tables summarize the segment information for the quarters and nine months ended September 27, 2003 and September 28, 2002:

                                 Quarter Ended September 27, 2003
-------------------------------------------------------------------------------------------------
                                          Wholesale
(in thousands)                             Bedding        Retail      Eliminations      Totals
-------------------------------------------------------------------------------------------------
Net sales                                  $199,573      $ 27,252       $ (8,901)      $217,924
Operating income                             23,980         1,688           (253)        25,415
Income before income taxes and
  minority interest                          16,335         2,359           (253)        18,441
Adjusted EBITDA*                             34,157         1,743           (253)        35,647
Depreciation and amortization expense         5,380            55              -          5,435
Segment assets                              435,267        42,990        (54,290)       423,967
Expenditures for long-lived assets            3,281         1,073              -          4,354


                                 Quarter Ended September 28, 2002
-------------------------------------------------------------------------------------------------
                                          Wholesale
(in thousands)                             Bedding        Retail      Eliminations      Totals
-------------------------------------------------------------------------------------------------
Net sales                                  $179,183      $ 19,149       $ (6,922)      $191,410
Operating income                             23,045            72           (465)        22,652
Income (loss) before income taxes and
  minority interest                          17,878        (2,040)          (475)        15,363
Adjusted EBITDA*                             29,502           400           (703)        29,199
Depreciation and amortization expense         4,291           328           (238)         4,381
Segment assets                              398,653        59,194        (34,547)       423,300
Expenditures for long-lived assets            1,788            19              -          1,807

                              Nine Months Ended September 27, 2003
-------------------------------------------------------------------------------------------------
                                           Wholesale
(in thousands)                              Bedding       Retail      Eliminations       Totals
-------------------------------------------------------------------------------------------------
Net sales                                  $555,718      $ 72,902       $(24,782)      $603,838
Operating income                             57,924         2,266           (684)        59,506
Income before income taxes and
  minority interest                          39,007           624           (684)        38,947
Adjusted EBITDA*                             90,149         2,997           (684)        92,462
Depreciation and amortization expense        16,269           545              -         16,814
Segment assets                              435,267        42,990        (54,290)       423,967
Expenditures for long-lived assets            5,239         1,277              -          6,516


                              Nine Months Ended September 28, 2002
-------------------------------------------------------------------------------------------------
                                           Wholesale
(in thousands)                              Bedding       Retail      Eliminations       Totals
-------------------------------------------------------------------------------------------------
Net sales                                  $505,657      $ 53,090       $(17,077)      $541,670
Operating income (loss)                      51,724          (346)          (774)        50,604
Income (loss) before income taxes and
  minority interest                          32,603        (3,701)          (784)        28,118
Adjusted EBITDA*                             77,149           695         (1,012)        76,832
Depreciation and amortization expense        13,507         1,022           (238)        14,291
Segment assets                              398,653        59,194        (34,547)       423,300
Expenditures for long-lived assets            6,423           444              -          6,867

     * The table above sets forth EBITDA as defined in the Company's Senior Credit Facility, which the Company refers to as "Adjusted EBITDA". Adjusted EBITDA as presented above is a financial measure that is used in the Company's Senior Credit Facility and is one measure used by the Company in evaluating its operating performance. Adjusted EBITDA is not a defined term under US GAAP and should not be considered as an alternative to income from operations or net income as a measure of operating results or cash flows as a measure of liquidity. Adjusted EBITDA differs from the term "EBITDA" (earnings before interest expense, income tax expense, and depreciation and amortization). In addition to adjusting net income to exclude interest expense, income tax expense, and depreciation and amortization, Adjusted EBITDA also adjusts net income by excluding certain other items and expenses, such as ESOP expenses, minority interest in losses, non-cash variable stock compensation expense, interest income, transaction fees and management fees paid to an affiliate. A reconciliation between net income to Adjusted EBITDA is in the management's discussion and analysis of financial condition and results of operations section. The Senior Credit Facility requires, among other things, that the Company comply with a specified debt to Adjusted EBITDA leverage ratio and a specified Adjusted EBITDA to interest expense ratio for specified periods. Borrowings under the Senior Credit Facility are a key source of the Company's liquidity. The Company's ability to borrow under the Senior Credit Facility is dependent on, among other things, its compliance with the financial ratio covenants referred to in the preceding paragraph. Failure to comply with these financial ratio covenants would result in a violation of the Senior Credit Facility and, absent a waiver or amendment from the lenders under such agreement, permit lenders to accelerate all outstanding borrowings under the Senior Credit Facility.

         In the "Eliminations" column of each period presented above, the segment assets consists primarily of investments in subsidiaries, receivables and payables, and gross wholesale bedding profit in ending retail inventory. The segment operating loss elimination consists of the removal of the wholesale bedding profit in ending retail inventory.

9.       Reverse Stock Split

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

10.      Contingencies

         On December 11, 2001, FDL, Inc. ("FDL"), one of the Company's licensees, filed a lawsuit against the Company and United Sleep Products Denver, Inc. ("United Sleep"), another Company licensee, alleging that the Company had licensed overlapping trademark rights to both FDL and United Sleep. The Company has denied the material allegations of FDL's initial and amended complaints and has brought counterclaims against FDL for breach of the parties' license agreement. The Company has also assumed the defense of and agreed to indemnify United Sleep with respect to FDL's claims. On July 24, 2003, in response to a joint motion by the parties, the Court vacated the current trial date of November 3, 2003, and entered a temporary stay of discovery until the earlier of October 15, 2003 and the date upon which the Court issues a written decision on the Company's pending summary judgment motion filed April 10, 2003. On November 3, 2003, the Court entered an order to extend the foregoing stay until the earlier of November 15, 2003 or the Court's issuance of a ruling on the pending motion for summary judgment. The Court has not yet ruled on the Company's summary judgment motion and has not set a new trial date. The Company intends to maintain its vigorous defense of this lawsuit.

         At September 27, 2003, Holdings had $23.0 million of outstanding Junior Subordinated PIK Notes payable to an affiliate of Fenway, which bear interest at 17.5% per annum and are due on October 29, 2011. Holdings is unable to repay the debt without receiving dividends from the Company. The Company's indenture for the Notes and Senior Credit Facility restrict the payment of dividends by the Company to Holdings.

11.      Accounting Pronouncements

         In November 2002, the EITF reached a consensus on EITF 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor, which addresses the accounting for cash consideration (which includes slotting fees, cooperative advertising payments etc.) and rebates or refunds from a vendor that are payable only if the merchant completes a specified cumulative level of purchases or remains a customer of the vendor for a specified period of time. Cash consideration should be treated as a reduction of the prices of the vendor products or services and included as a reduction of cost of sales unless the vendor receives, or will receive, an identifiable benefit in exchange for the consideration. Rebates or refunds should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the consideration to be received. The adoption of this pronouncement did not have a material impact on the Company's financial position or results of operations.

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

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new guidance requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the Company's third quarter of fiscal 2003. The Company does not have any financial instruments with characteristics of both liabilities and equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements, including related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the revised 2002 consolidated financial statements filed under Form 8-K on September 16, 2003, and the unaudited interim financial statements included elsewhere in this report.

         BUSINESS COMBINATION

         On February 28, 2003, we acquired the stock of SC Holdings, Inc. ("Sleep Country") from a fund affiliated with Fenway Partners, Inc. ("Fenway") for approximately $18.4 million, plus additional contingent consideration based upon future performance. Sleep Country is a leading mattress retailer in the Pacific Northwest which currently operates 47 stores under the Sleep Country USA and Mattress Gallery names. This acquisition was financed from borrowings under our Senior Credit Facility. Sleep Country used the proceeds received to repay bank debt of $17.8 million and debt to an affiliate of $0.6 million.

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

         We filed under Form 8-K/A on September 16, 2003, revised consolidated financial statements for the year ended December 28, 2002 to restate fiscal years 2002, 2001 and 2000 to reflect the combined results of the Company and Sleep Country.

RESULTS OF OPERATIONS

         The following table sets forth items included in the Condensed Consolidated Statements of Operations expressed as a percentage of net sales:

                                                                   Quarter Ended                   Nine Months Ended
                                                          -------------------------------    -----------------------------
                                                             Sept. 27,       Sept. 28,         Sept. 27,       Sept. 28,
                                                                2003            2002              2003           2002
                                                                ----            ----              ----           ----
Net sales                                                     100.0%          100.0%             100.0%         100.0%
Cost of products sold                                          52.1%           51.8%              52.4%          51.8%
                                                              ------          ------             ------         ------
     Gross margin                                              47.9%           48.2%              47.6%          48.2%
Selling, general and administrative expenses                   34.1%           35.3%              35.1%          36.6%
Non-cash variable stock compensation expense                    2.2%            1.1%               2.5%           2.1%
Amortization of intangibles                                     0.0%            0.0%               0.0%           0.2%
Other operating expenses                                        0.0%            0.0%               0.1%           0.0%
                                                              ------          ------             ------         ------
     Operating income                                          11.6%           11.8%               9.9%           9.3%
Interest expense, net                                           2.8%            3.5%               3.0%           3.9%
Other expense, net                                              0.3%            0.3%               0.5%           0.3%
                                                              ------          ------             ------         ------
     Income before income taxes and
       minority interest                                        8.5%            8.0%               6.4%           5.1%
Income tax expense                                              0.9%            3.2%               1.6%           2.1%
                                                              ------          ------             ------         ------
    Income before minority interest                             7.6%            4.8%               4.8%           3.0%
Minority interest                                               0.0%            0.0%               0.0%           0.0%
                                                              ------          ------             ------         ------
    Net income                                                  7.6%            4.8%               4.8%           3.0%
                                                              ======          ======             ======         ======

QUARTER ENDED SEPTEMBER 27, 2003 AS COMPARED TO QUARTER ENDED SEPTEMBER 28, 2002

Net sales. Net sales for the quarter ended September 27, 2003 increased $26.5 million, or 13.9%, to $217.9 million from $191.4 million for the quarter ended September 28, 2002.

         Wholesale bedding segment sales increased $20.4 million, or 11.4%, to $199.6 million for the quarter ended September 27, 2003 from $179.2 million for the quarter ended September 28, 2002. The wholesale bedding segment sales increase was primarily due to an increase in unit shipments and average unit selling price ("AUSP") of 5.9% and 6.1%, respectively, versus the third quarter of 2002. Our AUSP benefited from a shift in sales mix toward our higher priced Beautyrest(R) and BackCare(R) products which generally are sold at a higher AUSP. Unit volume growth resulted from higher sales at new and existing customers due principally from additional floor placements. The increases in AUSP and unit volume were partially offset by an increase in promotional expenditures, such as volume rebates and amortization of supply agreements, provided to our customers. Promotional expenditures classified as a reduction of sales were $17.6 million for the third quarter of 2003 compared to $13.3 million for same period of 2002.

         Our third quarter 2003 wholesale bedding sales, exclusive of certain sales deductions, which is the methodology used by the International Sleep Products Association ("ISPA") in

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
--------------------------------------------------------------------------------

calculating market share, were up 12.3% over the prior year. In comparison, ISPA reported that for its leading U.S. manufacturer reporting sample, of which the Company is included, third quarter 2003 industry sales were up 9.7% over the prior year, comprised of an increase in unit shipments and AUSP of 5.1% and 4.3%, respectively.

         Our retail segment sales for the quarter ended September 27, 2003 increased $8.1 million, or 42.3%, to $27.3 million from $19.1 million for the third quarter of 2002. On a comparable store basis, sales for our retail stores increased 17.6% in the third quarter of 2003 versus the comparable period of 2002. The retail segment sales increase was due principally to (i) the acquisition of 26 retail stores in Southern California from Mattress Discounters Corporation ("Mattress Discounters") in December 2002; (ii) an increase in advertising expenditures; and (iii) an improving retail sales environment.

Cost of Products Sold. Cost of products sold, as a percentage of net sales, for the quarter ended September 27, 2003 increased 0.3 percentage points to 52.1% from 51.8% in the third quarter of 2002, resulting in a gross margin decline to 47.9% for the third quarter of 2003 from 48.2% for the third quarter of 2002. The gross margin decline is primarily the result of an increase in (i) promotional expenditures that are classified as a reduction of sales as noted above; (ii) certain raw material costs resulting from supplier price increases without a corresponding price increase in our Beautyrest(R) 2003 product line in 2003; and (iii) labor costs resulting from growth in factory headcount due to increased production demands. Overhead costs as percentage of net sales decreased due to fixed manufacturing costs remaining relatively flat to the prior year despite unit volume growth over the prior year.

Selling, General and Administrative Expenses. For the quarter ended September 27, 2003, selling, general and administrative expenses, as a percentage of net sales, decreased 1.2 percentage points to 34.1% from 35.3% in the third quarter of 2002. This decrease as a percentage of net sales was principally attributable to (i) greater leverage of our fixed selling, general and administrative expenditures resulting from the above mentioned increase in sales versus the prior year comparable period; and (ii) certain advertising production costs which were incurred in the third quarter of 2002, but no such corresponding production costs were incurred in the third quarter of 2003.

Non-Cash Variable Stock Compensation Expense. Non-cash variable stock compensation expense increased $2.6 million to $4.7 million for the quarter ended September 27, 2003 from $2.1 million in the second quarter of 2002. The increase was attributable to a 7.9% increase in the value of Holdings' common stock in the third quarter of 2003 and an increase in the number of vested stock options outstanding at September 27, 2003 compared to September 28, 2002.

Interest Expense, Net. Interest expense, net, decreased $0.6 million, or 9.0%, to approximately $6.2 million for the quarter ended September 27, 2003, from $6.8 million in the third quarter of 2002 due to (i) decreased average outstanding borrowings; and (ii) lower Prime and LIBOR base rates on our Senior Credit Facility borrowings.

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
--------------------------------------------------------------------------------
Other Expense, Net. Other expense, net, increased $0.3 million, or 56.3%, to $0.8 million for the quarter ended September 27, 2003 compared to $0.5 million in the third quarter of 2002. This increase was primarily attributable to higher management advisory fees paid to Fenway Partners.

Income Taxes. Our combined federal, state and foreign effective income tax rate of 10.1% for the quarter ended September 27, 2003 differs from the federal statutory rate of 35.0% primarily from the benefit of additional prior period net operating losses not previously recognized and foreign tax credits. Our combined federal, state and foreign effective income tax rate of 40.6% for the quarter ended September 28, 2002 was greater than the federal statutory rate principally due to state income taxes and the effect of establishing a valuation allowance against Sleep Country's net deferred tax assets.

Net Income. For the reasons set forth above, our net income increased $7.4 million, or 81.4%, to $16.6 million for the quarter ended September 27, 2003 compared to $9.1 million for the quarter ended September 28, 2002.

EBITDA - Non-GAAP Financial Measure. For the reasons set forth above, our Adjusted EBITDA, as defined below, was $35.7 million, or 16.4% of net sales, for the quarter ended September 27, 2003, compared to $29.2 million, or 15.3% of net sales, for the quarter ended September 28, 2002. The following table sets forth a reconciliation of consolidated net income to Adjusted EBITDA, which is a non-GAAP financial measure.

                                                          Quarter Ended
                                                  ------------------------------
                                                     Sept. 27,      Sept. 28,
                                                       2003           2002
                                                       ----           ----
          Net income                                $ 16,587      $  9,142
          Depreciation and amortization                5,435         4,381
          Income tax expense                           1,854         6,238
          Interest expense, net                        6,161         6,769
          Minority interest                                -           (17)
          Other expense, net                             813           520
          Transaction fees                                65             -
          Non-cash variable stock compensation         4,697         2,076
          Interest income                                 35            90
                                                    --------      --------
               Adjusted EBITDA(a)                   $ 35,647      $ 29,199
                                                    ========      ========

     (a) The table above sets forth EBITDA as defined in the Company's Senior Credit Facility, which the Company refers to as "Adjusted EBITDA". Adjusted EBITDA as presented above is a financial measure that is used in the Company's Senior Credit Facility and is one measure used by the Company in evaluating its operating performance. Adjusted EBITDA is not a defined term under US GAAP and should not be considered as an alternative to income from operations or net income as a measure of operating results or cash flows as a measure of liquidity. Adjusted EBITDA differs from the term "EBITDA" (earnings before interest expense, income tax expense, and depreciation and amortization). In addition to adjusting net income to exclude interest expense, income tax expense, and depreciation and amortization, Adjusted EBITDA also adjusts net

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
--------------------------------------------------------------------------------
         income by excluding certain other items and expenses, such as ESOP expenses, minority interest in losses, non-cash variable stock compensation expense, interest income, transaction fees and management fees paid to an affiliate. The Senior Credit Facility requires, among other things, that the Company complies with a specified debt to Adjusted EBITDA leverage ratio and a specified Adjusted EBITDA to interest expense ratio for specified periods. Borrowings under the Senior Credit Facility are a key source of the Company's liquidity.
         The Company's ability to borrow under the Senior Credit Facility is dependent on, among other things, its compliance with the financial ratio covenants referred to in the preceding paragraph. Failure to comply with these financial ratio covenants would result in a violation of the Senior Credit Facility and, absent a waiver or amendment from the lenders under such agreement, permit lenders to accelerate all outstanding borrowings under the Senior Credit
         Facility.

NINE MONTHS ENDED SEPTEMBER 27, 2003 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 28, 2002

Net sales. Net sales for the nine months ended September 27, 2003 increased $62.2 million, or 11.5%, to $603.8 million from $541.7 million for the nine months ended September 28, 2002.

         Wholesale bedding segment sales increased $50.1 million, or 9.9%, to $555.7 million for the nine months ended September 27, 2003 from $505.7 million for the quarter ended September 28, 2002. The wholesale bedding segment sales increase was primarily due to an increase in unit shipments and AUSP of 5.8% and 5.3%, respectively, compared to the first nine months of 2002. Our AUSP benefited from a shift in sales mix toward our higher priced Beautyrest(R) and BackCare(R) products. Unit volume growth resulted from higher sales at new and existing customers due principally from additional floor placements. The increases in AUSP and unit volume were partially offset by an increase in promotional expenditures, such as volume rebates and amortization of supply agreements, provided to our customers. Promotional expenditures classified as a reduction of sales were $45.0 million for the first nine months of 2003 compared to $34.9 million for same period in the prior year.

         Our first nine months 2003 wholesale bedding sales, exclusive of certain sales deductions, which is the methodology used by ISPA in calculating market share, were up 11.3% over the prior year. In comparison, ISPA reported that for its leading U.S. manufacturer reporting sample, of which the Company is included, the first nine months of 2003 industry sales were up 4.3% over the prior year, comprised of an increase in unit shipments and AUSP of 0.2% and 4.1%, respectively.

         Our retail segment sales for the nine months ended September 27, 2003 increased $19.8 million, or 37.3%, to $72.9 million from $53.1 million for the comparable period of 2002. On a comparable store basis, sales for our retail stores increased 14.5% for the first nine months of 2003 versus the comparable period of 2002. The retail segment sales increase was due principally to (i) the acquisition of 26 retail stores in Southern California from Mattress Discounters Corporation ("Mattress Discounters") in December 2002; (ii) an increase in advertising expenditures; and (iii) an improving retail sales environment.

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Cost of Products Sold. Cost of products sold, as a percentage of net sales, for the nine months ended September 27, 2003 increased 60 basis points to 52.4% from 51.8% in the first nine months of 2002, resulting in a gross margin decline to 47.6% for the first nine months of 2003 from 48.2% for the same period of 2002. Our first nine months gross margin decreased primarily due to an increase in (i) promotional expenditures that are classified as a reduction of sales as noted above; (ii) certain raw material costs resulting from supplier price increases without a corresponding price increase in our Beautyrest(R) 2003 product line in 2003; and (iii) labor costs resulting from growth in factory headcount due to increased production demands. Overhead costs as percentage of net sales decreased due to fixed manufacturing costs remaining relatively flat to the prior year despite unit volume growth over the prior year.

Selling, General and Administrative Expenses. For the nine months ended September 27, 2003, selling, general and administrative expenses, as a percentage of net sales, decreased 1.5 percentage points to 35.1% from 36.6% in the first nine months of 2002. This decrease as a percentage of net sales was principally attributable to (i) greater leverage of our fixed selling, general and administrative expenditures resulting from the above mentioned increase in sales versus the prior year comparable period; and (ii) certain advertising production costs which were incurred in 2002, but no such corresponding production costs were incurred in 2003.

Non-Cash Variable Stock Compensation Expense. Non-cash variable stock compensation expense increased $3.5 million to $15.1 million for the nine months ended September 27, 2003 from $11.6 million in the first nine months of 2002. The increase was attributable to a 25.6% increase in the value of Holdings' common stock in the first nine months of 2003 and an increase in the number of vested stock options outstanding at September 27, 2003 compared to September 28, 2002.

Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles decreased $0.9 million, or 79.5%, to $0.2 million for the nine months ended September 27, 2003 from $1.1 million in the first nine months of 2002 due to the expiration of the amortization period for certain patents.

Interest Expense, Net. Interest expense, net, decreased $2.9 million, or 13.7%, to approximately $18.2 million for the nine months ended September 27, 2003, from $21.0 million in the first nine months of 2002 due to (i) decreased average outstanding borrowings; (ii) lower Prime and LIBOR base rates on our Senior Credit Facility borrowings; and (iii) lower interest rate margins on our Senior Credit Facility obligations for the first six months of 2003.

Other Expense, Net. Other expense, net, increased $0.9 million, or 65.2%, to $2.4 million for the nine months ended September 27, 2003 compared to $1.5 million in the first nine months of 2002. This increase was primarily attributable to (i) higher management advisory fees paid to Fenway Partners; and
(ii) the write-off of an investment in a licensee.

Income Taxes. Our combined federal, state and foreign effective income tax rate of 25.0% for the nine months ended September 27, 2003 differs from the federal statutory rate of 35.0% primarily from the benefit of additional prior period net operating losses not previously recognized and foreign tax credits. Our combined federal, state and foreign effective income tax rate of 41.3% for the nine months ended September 28, 2002 was greater than the federal statutory rate principally

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
--------------------------------------------------------------------------------
due to state income taxes and the effect of establishing a valuation allowance against Sleep Country's net deferred tax assets.

Net Income. For the reasons set forth above, our net income increased $12.6 million, or 75.9%, to $29.2 million for the nine months ended September 27, 2003 compared to $16.6 million for the same period of 2002.

EBITDA - Non-GAAP Financial Measure. Our Adjusted EBITDA, as defined below, was $92.5 million, or 15.3% of net sales, for the first nine months of 2003, compared to $76.8 million, or 14.2% of net sales, for the first nine months of 2002. The following table sets forth a reconciliation of consolidated net income to Adjusted EBITDA, which is a non-GAAP financial measure.

                                                       Nine Months Ended
                                                    ----------------------
                                                    Sept. 27,    Sept. 28,
                                                      2003          2002
                                                    --------      --------
          Net income                                $ 29,211      $ 16,600
          Depreciation and amortization               16,814        14,291
          Income tax expense                           9,736        11,605
          Interest expense, net                       18,154        21,030
          Minority interest                                -           (87)
          Other expense, net                           2,405         1,456
          Transaction fees                               887             -
          Non-cash variable stock compensation        15,118        11,561
          Interest income                                137           376
                                                    --------      --------
               Adjusted EBITDA(a)                   $ 92,462      $ 76,832
                                                    ========      ========

     (a) The table above sets forth EBITDA as defined in the Company's Senior Credit Facility, which the Company refers to as "Adjusted EBITDA". Adjusted EBITDA as presented above is a financial measure that is used in the Company's Senior Credit Facility and is one measure used by the Company in evaluating its operating performance. Adjusted EBITDA is not a defined term under US GAAP and should not be considered as an alternative to income from operations or net income as a measure of operating results or cash flows as a measure of liquidity. Adjusted EBITDA differs from the term "EBITDA" (earnings before interest expense, income tax expense, and depreciation and amortization). In addition to adjusting net income to exclude interest expense, income tax expense, and depreciation and amortization, Adjusted EBITDA also adjusts net income by excluding certain other items and expenses, such as ESOP expenses, minority interest in losses, non-cash variable stock compensation expense, interest income, transaction fees and management fees paid to an affiliate. The Senior Credit Facility requires, among other things, that the Company complies with a specified debt to Adjusted EBITDA leverage ratio and a specified Adjusted EBITDA to interest expense ratio for specified periods. Borrowings under the Senior Credit Facility are a key source of the Company's liquidity. The Company's ability to borrow under the Senior Credit Facility is dependent on, among other things, its compliance with the financial ratio covenants referred to in the preceding paragraph. Failure to comply with these financial

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
--------------------------------------------------------------------------------
         ratio covenants would result in a violation of the Senior Credit Facility and, absent a waiver or amendment from the lenders under such agreement, permit lenders to accelerate all outstanding borrowings under the Senior Credit Facility.

RECENT DEVELOPMENTS

Holdings, the parent of Simmons Company, working with its advisors, has initiated an exploratory process to evaluate a potential change in the ownership of Holdings. However, no assurances can be given that a proposed transaction or transactions will be completed or will be completed on terms favorable to Holdings. A sale of Holdings could have an impact on the recorded values of certain assets and liabilities of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of cash to fund liquidity needs are (i) cash provided by operating activities; and (ii) borrowings available under our Senior Credit Facility. Our primary use of funds consists of payments of principal and interest for our debt, capital expenditures, distributions to Holdings principally for the repurchase of stock and vested stock options held by former employees, acquisitions, and funding for working capital increases. In the first nine months of 2003, we repaid $30.2 million of debt to reduce our total debt to $230.6 million. In comparison, in the first nine months of 2002, total debt decreased by $29.7 million.

In the first nine months of 2003, our working capital, exclusive of assets and liabilities of our retail segment which are held for sale, increased $17.3 million. The working capital increase was principally due to increases in (i) accounts receivable due to increased sales volumes late in the third quarter; and (ii) inventories to meet increased sales demand supplemented by having more expensive components in our inventory to support our high-end bedding lines.

Our capital expenditures totaled $4.9 million for the nine months ended September 27, 2003. We expect to spend an aggregate of approximately $10.0 million for capital expenditures in fiscal year 2003. We believe that annual capital expenditure limitations in our Senior Credit Facility will not significantly inhibit us from meeting our ongoing capital expenditure needs.

On September 17, 2003, we acquired the rights to certain trademarks and other intangibles, inventories, and machinery and equipment from Slumberland USA Corporation for $2.1 million, consisting of $1.6 million of cash and a $0.5 million note payable, and the assumption of Slumberland's warranty liabilities. Interest on the note payable accrues at prime plus 2% and is paid on the first of each month. Principal and any unpaid interest on the note payable are due on September 17, 2004.

On February 28, 2003, we acquired the stock of Sleep Country from a related party for approximately $18.4 million, plus additional contingent consideration based upon future performance. This acquisition was financed from borrowings under our Senior Credit Facility. Sleep Country used the proceeds received to repay bank debt of $17.8 million and stockholder debt of $0.6 million. We incurred approximately $0.9 million in costs associated with this transaction.

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
--------------------------------------------------------------------------------
On June 6, 2003, the Company entered into a Joinder Agreement with certain banks party to its Senior Credit Facility whereby an additional $20.0 million was borrowed under the Tranche C Term Loan. The proceeds from this additional loan were utilized to repay borrowings under the Revolving Loan Facility.

As of September 27, 2003, we had availability to borrow $54.6 million under our Revolving Credit Facility after giving effect to $5.4 million reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. We were in compliance as of September 27, 2003 with the financial covenants contained in all of our credit facilities.

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

SEASONALITY/OTHER

For the past several years, there has not been significant seasonality to our wholesale bedding business. Our retail bedding business has historically experienced, and we expect will continue to experience, seasonal and quarterly fluctuations in net sales, operating income, and Adjusted EBITDA. As is the case with many bedding retailers, our retail business is subject to seasonal influences, characterized by strong sales for the months of May through September, which impact our second and third quarter results.

ACCOUNTING PRONOUNCEMENTS

In November 2002, the EITF reached a consensus on EITF 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor, which addresses the accounting for cash consideration (which includes slotting fees, cooperative advertising payments etc.) and rebates or refunds from a vendor that are payable only if the merchant completes a specified cumulative level of purchases or remains a customer of the vendor for a specified period of time. Cash consideration should be treated as a reduction of the prices of the vendor products or services and included as a reduction of cost of sales unless the vendor receives, or will receive, an identifiable benefit in exchange for the consideration. Rebates or refunds should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the consideration to be received. The adoption of this pronouncement did not have a material impact on the Company's financial position or results of operations.

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

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects," "intends," "projects" and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operating results, including expected benefits from our Better Sleep Through Science(R) philosophy. Any forward-looking statements contained in this report represent management's current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to, anticipated sales growth, success of new products, increased market share, reduction of manufacturing costs, generation of free cash flow and reduction of debt, changes in consumer confidence or demand, planned sale of our retail operations, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Form 10-K for 2002, the revised 2002 consolidated financial statements filed under Form 8-K/A on September 16, 2003, and the Form 10-Qs for the first and second quarters of 2003 and the first, second, and third quarters of 2002. The Company undertakes no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Information relative to our market risk sensitive instruments by major category at December 28, 2002 is presented under Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002. There have been no material changes to this information as of September 27, 2003.


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

         Item 6.  Exhibits and Reports on Form 8-K

            (a)   Exhibits

         31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

         32.1 Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (b)   Reports on Form 8-K

                  The following Forms 8-K were filed with or furnished to the
                  Commission:

                  On August 13, 2003, the Company filed with the Commission a Form 8-K which reported under Item 9 the Press Release dated August 11, 2003 announcing the results of operations for the second quarter and first six months of 2003.

                  On August 28, 2003, the Company filed with the Commission a Form 8-K which reported under Item 9 that Holdings has initiated an exploratory process to evaluate the potential change in ownership of Holdings.

                  On September 5, 2003, the Company filed with the Commission a Form 8-K which reported under Item 5 the Company's consolidated financial statements, selected financial data and management's discussion and analysis of financial conditions and results of operations as of December 28, 2002 and December 29, 2001 and for each of the three years in the period ended December 28, 2002 to include the financial results of Sleep Country.

                  On September 16, 2003, the Company filed with the Commission a Form 8-K/A which amended the Form 8-K filed on September 5, 2003 for typographical errors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Simmons Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                    SIMMONS COMPANY

By:                         /s/ William S. Creekmuir
              ---------------------------------------------------
                              William S. Creekmuir
               Executive Vice President & Chief Financial Officer

Date:         November 10, 2003