Form 10-K
period 2003-12-27
SIMMONS CO /GA/
filed 2004-03-23
CIK 1014022

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 27, 2003

                        COMMISSION FILE NUMBER 333-76723

                                 SIMMONS COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                                         13-3875743
    (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

                        One Concourse Parkway, Suite 800
                             Atlanta, Georgia 30328
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (770) 512-7700

                               ------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

                               ------------------

                                                  NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                 ON WHICH REGISTERED
        --------------------------------       ----------------------------
                   Not applicable                     Not applicable

                               ------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

                     Common Stock, $.01 par value per share
                                (TITLE OF CLASS)

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 2004 was $0.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes: [X] No: [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of The Act).

                                    Yes: [ ] No: [X]

         There were 100 shares of the registrant's common stock outstanding on March 23, 2004.

================================================================================

         As used within this report, the terms "Company," "we," "our," and "us" refers to Simmons Company, a Delaware corporation, and its subsidiaries.

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

                  Founded in 1870, Simmons Company is a leading manufacturer and distributor of branded bedding products in the United States and a world leader in Pocketed Coil(R) innerspring technology. We sell a broad range of mattresses and foundations under our well-recognized brand names, including Simmons(R), Beautyrest(R), BackCare(R) and Deep Sleep(R). In 2002, we added to our product line-up with the introduction of BackCare Kids(TM) mattresses, LivingRight(TM) adjustable foundations, and a broader assortment of products to serve the premium bedding segments. Sales of conventional bedding, which include fully-assembled mattresses and foundations, account for substantially all of our sales.

         We manufacture a full range of mattresses and foundations, with particular emphasis on products targeted to sell at retail price points above $799 per queen set. Additionally, we focus on selling queen and larger size mattresses. For the year ended December 27, 2003, we derived approximately 57% of our sales from these higher-end retail price points and approximately 83% of our sales from these larger size mattresses. We believe these product categories offer faster growth and higher gross margins than other bedding segments. Primarily as a result of these factors, our AUSP for the year ended December 27, 2003 was approximately 50% above the industry average as reported by ISPA.

         We manufacture and supply conventional bedding to approximately 3,400 retail customers, representing over 11,000 outlets, throughout the nation and in Puerto Rico. Our customers include furniture stores, specialty sleep shops, department stores and rental stores. We support our customers with significant local and national brand advertising and promotional spending, as well as extensive customer support services. We operate 17 strategically located manufacturing facilities across the United States and in Puerto Rico through our wholly owned subsidiaries, The Simmons Manufacturing Co., LLC and Simmons Caribbean Bedding, Inc. We are currently constructing two additional manufacturing facilities.

         We also distribute branded products on a contract sales basis directly to institutional users of bedding products, such as the hospitality industry and certain agencies of the U.S. government, through our wholly owned subsidiary, Simmons Contract Sales, LLC. In addition, we license our trademarks, patents and other intellectual property to various domestic and foreign manufacturers principally through our wholly owned subsidiary, Dreamwell, Ltd.

         Unlike many of our competitors that operate as associations of independent licensees, we have national in-house manufacturing capabilities. We believe that there are a number of important advantages to operating nationally, including the ability to service multi-state accounts, maintain more consistent quality of products and leverage research and development activities. Our just-in-time manufacturing capability enables us to manufacture and ship approximately 76% of our products to our retail customers within five business days of receiving their order, and to minimize our working capital requirements.

         We have proven research and development capabilities. Guided by our Better Sleep Through Science(R) philosophy, we apply extensive research to design, develop, manufacture and market innovative sleep products to provide consumers with a better night's sleep. Over our 134-year history, our innovations have included our patented "no flip" mattress, the first mass-produced innerspring mattress, the Pocketed Coil(R) innerspring, the "Murphy Bed" and the Hide-a-Bed(R) sofa.

We also operate 17 retail outlet stores located throughout the United States through our wholly owned subsidiary, World of Sleep Outlets, LLC, and over 100 retail mattress stores operating under the Mattress Gallery and Sleep Country USA names in California, Oregon and Washington.

RECENT HISTORY OF THE COMPANY

         In November 2003, THL Bedding Company acquired Simmons Holdings, Inc. for approximately $1.115 billion. Concurrently with the closing of this transaction, each of THL Bedding Company and Simmons Company merged with and into Simmons Holdings with Simmons Holdings continuing as the surviving corporation. Simmons Holdings was renamed Simmons Company. We refer to the acquisition and mergers, together with the related acquisitions of voting securities of THL Bedding Holding Company, as the "Acquisition." As a result of the Acquisition, Thomas H. Lee Equity Fund V, L.P. and its affiliates ("THL") currently hold approximately 76% of the voting stock of THL Bedding Holding Company. In connection with the stock purchase and the mergers, Fenway acquired 9.0% of voting stock of THL Holding and the Company's management and directors acquired 15.2% of the voting stock of THL Holding, after giving effect to restricted stock issued to management under THL Holding's equity incentive plan.

         Concurrently with the closing of the transactions described above, we entered into the following financing transactions, which we refer to, together with the Acquisition, as the "Transactions":

         - our new senior secured credit facilities, consisting of a $405.0 million term loan facility and a $75.0 million revolving credit facility (of which approximately $3.3 million was drawn on the closing date and approximately $10.5 million was used to support standby letters of credit) (collectively, the "new senior secured credit facility");

         - a new $140.0 million senior unsecured term loan facility (the "new senior unsecured facility");

         - the repayment of all outstanding amounts under Simmons Company's existing senior credit facility and the termination of all commitments under that facility;

         - the consummation of a tender offer and consent solicitation initiated by THL Bedding Company on November 18, 2003 for the $150.0 million aggregate principal amount outstanding of Simmons Company's 10.25% Senior Subordinated Notes due 2009. Holders of $144.9 million aggregate principal amount of the existing Simmons notes had tendered their notes in connection with the tender offer; and

         - the repayment of all outstanding indebtedness of Simmons Holdings, Inc. including $22.9 million of 17.5% Junior Subordinated Payment-In-Kind Notes due October 29, 2011 and $4.7 million of debt owed to former stockholders of Simmons Holdings, Inc.

INDUSTRY OVERVIEW

         We compete in the U.S. wholesale bedding industry, which generated sales of approximately $5.0 billion in 2003, according to ISPA. While there are approximately 700 bedding manufacturers in the United States, four companies (including Simmons) account for approximately 60% of the industry's wholesale revenues. The remainder of the domestic conventional bedding market primarily consists of hundreds of smaller independent local and regional manufacturers.

         The U.S. bedding industry is characterized by growing unit demand, rising AUSPs and stability in various economic environments. Annual growth of total bedding industry sales has averaged approximately 5.9% over the last twenty years. During this period, there has been just one year in which industry revenues declined (0.3% in 2001). This stability and resistance to economic downturns is due largely to replacement purchases, which account for an estimated 70-80% of bedding industry sales. In addition, high shipping costs and the short lead times demanded by mattress retailers have limited Asian imports to less than 3% of the U.S. market according to the U.S. Census Bureau.

         We believe that current and projected demographic trends are favorable for the bedding industry and, in particular, for the premium segment of the market on which we focus. According to ISPA, 20% of the 21.5 million mattress units sold in the U.S. in 2002 were sold at retail price points greater than $1,000, up 32% from the year before. The factors contributing to growth in the premium segments include:

         - greater relative profitability that higher-end products provide to our retail customers;

         - rapid growth in the 45-64 year old segment of the population, a group that tends to have more discretionary income and purchases a disproportionate share of bedding products relative to the general population;

         - growing number and size of bedrooms in homes in the last twenty years; and

         -        increasing consumer awareness of the health benefits of sleep.

COMPETITION

         While there are approximately 700 bedding manufacturers in the United States, four companies, Simmons, Sealy, Serta and Spring Air, account for more than 60% of the industry's wholesale revenues. We believe that we principally compete against these three competitors on the basis of brand recognition, product selection, quality and customer service programs, including cooperative advertising, sales force training and marketing assistance. We believe we compare favorably to our primary competitors in each of these areas. In addition, only Simmons and Sealy have national, company-operated manufacturing and distribution capabilities.

         The rest of the U.S. conventional bedding market consists of several smaller national manufacturers, with the remainder being independent local and regional manufacturers. These local and regional manufacturers generally focus on the sale of lower price point products. While we primarily manufacture differentiated bedding products targeted for mid- to upper-end price points, we also offer a full line of bedding products to our retailer base in order for these retailers to maintain their competitive positioning.

PRODUCTS

         We provide our retail customers with a full range of mattress products that are targeted to cover a breadth of marketplace price points ($199 to $8,775 per queen set) and offer consumers better sleep quality benefits related to common cases of poor sleep. Our focus on the sleep quality benefits of our products differs from the majority of the industry in our employment of differentiated product constructions designed to address specific consumer sleep needs and marketing programs that promote these better sleep benefits, instead of the traditional comfort and price feature selling.

         Our mattress products are built from foam and/or one of two spring unit construction techniques: Pocketed Coil(R) (Marshall Coil) springs or open coil constructions. The Beautyrest(R) line of products utilizes our patented Pocketed Coil(R) and Pocketed Cable Coil(TM) technology spring construction. Pocketed Coil(R) spring technology involves springs whose rows are joined at the center third of the coils. This patented way of attaching rows of coils allows for each coil to depress independently of the adjacent coils, resulting in better conformability to the sleeping body and the reduction of motion transferred across the bed from one partner to the other. In addition, we recently developed the patent pending Pocketed Cable Coil(TM) technology, which utilizes stranded wire for each coil to provide significantly more durability and enhanced motion separation benefits.

         Our open coil products differ from traditional open coil mattresses in the design of our coil. Our BackCare(R) products offer a unique gradient-zoned support, featuring five distinct comfort and support zones that mirror the natural s-shape of the spine, providing additional firmness in the lower back and thigh for better support. We also use other open coil units in our Deep Sleep(R) line targeted at the under $500 queen price category. The coil units used in these products are also unique to our products.

         In 2000, we introduced the first full line of mattresses that consumers never need to flip. This patented design offers enhanced sleep benefits and product durability, along with the consumer convenience of never having to flip their mattresses. Every mattress we manufacture features this innovative "no flip" design.

         Beautyrest(R), our flagship premium product, has been our primary brand since we introduced it in 1925 and is expected to continue generating the majority of our sales. In October 2003, Simmons introduced the new Beautyrest(R) 2004 line, which continues to offer the Pocketed Coil(R) technology and also offers new features, including the new Pocketed Cable Coil(TM) technology. We began shipping this line in December 2003. Mattresses featuring the Pocketed Cable Coil(TM) technology target retail price points at or above $1,299 per queen set. Beautyrest(R) is sold primarily through furniture stores, mattress specialty stores and department stores. All Beautyrest(R) retail floor samples display a "Window Sticker" label that allows consumers to choose the benefit package most appealing to them and to compare the Beautyrest(R) Do Not Disturb(R) benefit to competitive constructions and other Beautyrest(R) models.

         Beautyrest(R) World Class(TM) Exceptionale(TM), Latitudes(TM), Dreamwell(R) and Joseph Abboud(R) products are the luxury price point extensions of the Beautyrest(R) line. Unlike other mattress brands, which generally build their luxury line by adding foam, fiber and non-sleep-related accessories to their mainstream product, the Beautyrest(R) luxury products primarily feature our exclusive Pocketed Coil(R)-on-Pocketed Coil(R) construction. This unique construction offers a different comfort level from the mainstream price point Beautyrest(R) models and the combined benefits of comfort and reduced motion transfer.

         BackCare(R), our second flagship brand, was introduced in 1995 and redesigned in late 2002 with advanced "gradient support" benefits and with Simmons' patented "no flip" design. BackCare(R) gradient support, with varying levels of firmness for different zones of the sleeping body, features a zoned coil unit, titanium re-inforced lumbar support and new zoned foams that work together to offer support that mirrors the natural s-shape of the human spine. BackCare Advanced(TM) offers the BackCare(R) gradient support in a series of unique constructions featuring foam core constructions in conjunction with contour memory foam and contour natural foam. It also features an allergy care fiber which is an environmentally-secure way of helping to reduce indoor allergens in the mattress that can cause allergic reactions, including asthma. BackCare Advanced(TM) is also available in a Karen Neuberger(R) collection of covers for selected retailers to leverage the popularity of this well known women's pajama designer.

         BackCare Kids(TM) was introduced in 2002 specifically for the unique sleep needs of children. BackCare Kids(TM) offers three benefits, an allergy care fiber to help reduce allergens in the bed that can cause allergic reactions, a Moisture Ban(TM) liquid repellant, and a RiteHeight(TM) option for bunk beds, trundle beds and day beds that are designed for a lower height mattress.

         Deep Sleep(R) was introduced in 2001 and redesigned in 2002. The Deep Sleep(R) product line is targeted at the traditional under $500 queen price points. This product line offers comfort, durability and value, utilizing a unique product construction in comparison to competitive open coil units, offering benefits not available from traditional open coil mattresses.

         Olympic(R) Queen, the first new size in mattresses distributed on a national basis since Simmons began distributing king and queen sizes nationally in 1958, was introduced in 2001. The Olympic(R) Queen offers consumers 10% more sleeping surface than a traditional queen, without requiring the replacement of the traditional queen frame with a wider frame. This patent-pending product, which is available in our Beautyrest(R), BackCare(R) and Deep Sleep(R) lines, is targeted at queen size mattress owners who would prefer a wider mattress, but are unwilling to purchase a larger bed because of their existing queen bed frame or the size of their bedroom. We offer specially designed Egyptian cotton Olympic(R) Queen sheets for sale by our retailers and through our internet website, www.simmons.com.

         LivingRight(TM) adjustable foundations were introduced in late 2002 as part of the BackCare(R) and BackCare Advanced (TM) product lines and are now a feature available in the Beautyrest(R) 2004 line. This product line began rolling out at retail stores in the first quarter of 2003. LivingRight(TM) foundations broaden the traditionally older consumer profile for adjustable beds to the broader market of all adults, reflecting the trend towards using the bed as more than just a place to sleep (reading in bed, working on the computer, watching television, gathering with the family, etc.). The unique LivingRight(TM) design incorporates the benefits of adjustability in a foundation that looks more like a standard foundation than traditional adjustable beds.

         In 2003, we also launched a number of products in the premium segments. We introduced the new sang(TM) product line, our entry into visco-elastic sleep systems, with retail price points ranging from $1,899 to $2,499 for queen sets. Through our Windsor Bedding subsidiary, we launched several high-end luxury mattress lines, currently under the names Columbia Fine Bedding(TM) and Slumberland(R), with retail price points ranging from $2,800 to $8,999 for queen sets.

CUSTOMERS

         Our strong brand names and reputation for high quality products, innovation and service to our customers, together with the highly attractive retail margins associated with bedding products, have enabled us to establish a strong customer base throughout the United States and across all major distribution channels, including furniture stores, specialty sleep shops, department stores and rental stores. We manufacture and supply conventional bedding to over 11,000 outlets, representing approximately 3,400 retail customers.

         We also distribute branded products on a contract sales basis directly to institutional users of bedding products such as the hospitality industry and certain agencies of the U.S. government. Major commercial accounts include Starwood Hotels & Resorts Worldwide, Inc. ("Starwood Hotels"), La Quinta Inns, Inc., and Best Western International, Inc. In 1999, Starwood Hotels selected our Beautyrest(R) mattress as the product for their "Heavenly Bed" program, a luxury hotel room program targeted at their preferred customer club members.

Our ten largest customers accounted for 29.8% of our product shipments for the year ended December 27, 2003. No one customer represented more than 5% of product shipments for the year ended December 27, 2003.

SALES, MARKETING AND ADVERTISING

         Our products are sold by approximately 200 local field sales representatives, backed by sales management at each of our manufacturing facilities, as well as national account representatives that give direction and support for sales to national accounts. This selling infrastructure provides retailers with coordinated national marketing campaigns, as well as local support tailored to the competitive environments of each individual market. Additionally, we use approximately 25 independent sales representatives, principally in the area of contract sales.

         Our sales support focuses on two areas:

         - cooperative promotional advertising and other retail support programs designed to complement individual retailer's marketing programs; and

         - national consumer communications designed to establish and build brand awareness among consumers.

         We develop advertising and retail sales incentive programs specifically for individual retailers. Point-of-sale materials, including mattresses and foundation displays that we design and supply, highlight the differentiating features and benefits of our products. In addition, we offer training for retail sales personnel through an internally developed sales representative training program. We believe that our sales training and consumer education programs are the most effective in the industry. We have designed these programs, which are delivered on-site at our retailers' facilities, our manufacturing facilities or our research and education center, Simmons Institute of Technology and Education ("SITE"), to teach retail floor salespeople product knowledge and sales skills. We seek to improve our retailers' unit sales, and increase their sales of higher-end bedding. We also help establish individual incentive programs for our customers and their sales personnel. Our sales force is trained extensively in advertising, merchandising and salesmanship, all of which increase the value of the marketing support they provide to retailers. We believe that our focus on better sleep and on the training of our sales representatives and our customers' retail salespeople differentiates us from our large competitors.

SUPPLIERS

         We purchase substantially all of our conventional bedding raw materials centrally in order to maximize economies of scale and volume discounts. The major raw materials that we purchase are wire, spring components, lumber, foam, insulator pads, innersprings and fabrics and other roll goods consisting of foam, fiber and non-wovens. We obtain a large percentage of our required raw materials from a small number of suppliers and for the year ended December 27, 2003, we bought approximately 77% of our raw material needs from ten suppliers. We believe that supplier concentration is common in the bedding industry.

         We have long-term supply agreements with several suppliers, including L&P and National Standard Company. L&P supplies the majority of several components, including certain spring components, insulator pads, wire, fiber, quilt backing and flange material, to the bedding industry. For the year ended December 27, 2003, we purchased approximately one-third of our raw materials from L&P. To ensure a long-term and adequate supply of various components, we have entered into agreements with L&P, generally expiring in the year 2010, for the supply of grid tops and open coil innersprings. Among other things, these agreements generally require us to purchase a majority of our requirements of several components from L&P. National Standard Company, a new supplier, provides stranded wire used to manufacture our Pocketed Cable Coil(TM) products.

         With the exception of L&P and National Standard Company, we believe that we could replace our other suppliers, if or when the need arises, within 90 days as we have already identified and use alternative sources.

SEASONALITY/OTHER

         For the past several years there has not been significant seasonality in our wholesale bedding business. Our retail bedding business, which accounted for $97.9 million, or 12.1%, of net sales for the year ended December 27, 2003 has historically experienced, and we expect will continue to experience, seasonal and quarterly fluctuations in net sales and operating income. As is the case with many bedding retailers, our retail business is subject to seasonal influences, characterized by strong sales for the months of May through September, which impact our second and third quarter results.

MANUFACTURING AND FACILITIES

         We currently operate 18 bedding manufacturing facilities in 16 states and Puerto Rico. We are in the process of closing our Columbus, Ohio plant and we anticipate opening a new plant in July 2004. We manufacture most conventional bedding to order and use "just-in-time" inventory techniques in our manufacturing processes to more efficiently serve our customers' needs and to minimize our inventory carrying costs. We generally schedule, produce and ship over 76% of our bedding orders within five business days of receipt of the order. This rapid delivery capability allows us to minimize our inventory of finished products and better satisfy customer demand for prompt shipments.

         We invest substantially in new product development, enhancement of existing products and improved operating processes, which we believe is crucial to maintaining our strong industry position. We keep abreast of bedding industry developments through sleep research conducted by industry groups and by our own marketing and engineering departments. We also participate in the Better Sleep Council, an industry association that promotes awareness of sleep issues, and ISPA. Our marketing and manufacturing departments work closely with the engineering staff to develop and test new products for marketability and durability.

         We also seek to reduce costs and improve productivity by continually developing more efficient manufacturing and distribution processes at SITE, our state-of-the-art 38,000 square foot research and education center in Atlanta, Georgia. As of December 27, 2003, we had 18 engineers and technicians employed full-time at SITE. These employees ensure that we maintain high quality products by conducting product and materials testing, designing manufacturing facilities and equipment and improving process engineering and development. We believe that our engineering staff gives us a competitive advantage over most of our competitors who do not have significant in-house engineering resources.

WARRANTIES AND PRODUCT RETURNS

         Our conventional bedding products generally offer ten-year limited warranties against manufacturing defects. We believe that our warranty terms are generally consistent with those of our primary national competitors. The historical costs to us of honoring warranty claims have been within management's expectations. We have also experienced non-warranty returns for reasons generally related to order entry errors and shipping damage. We resell our non-warranty returned products primarily through as-is furniture dealers and our World of Sleep outlet stores.

PATENTS AND TRADEMARKS

         We own many trademarks, including Simmons(R), Beautyrest(R), BackCare(R), Deep Sleep(R), Olympic(R) Queen and Pocketed Coil(R), most of which are registered in the United States and in many foreign countries. We protect portions of our manufacturing equipment and processes as trade secrets and through patents. We possess several patents on the equipment and processes used to manufacture our Pocketed Coil(R) innersprings. We do not consider our overall success to be dependent upon any particular intellectual property rights. We cannot assure that the degree of protection offered by the various patents will be sufficient, that patents will be issued in respect of pending patent applications, that it will be commercially reasonable or cost effective to enforce our patents, or that we will be able to protect our technological advantage upon the expiration of our patents. If we were unable to maintain the proprietary nature of our intellectual property, our financial condition or results of operations could be materially adversely affected.

LICENSING

         During the late 1980's and early 1990's, we disposed of most of our foreign operations and secondary domestic lines of business via license arrangements. We now license internationally the Simmons(R) mark and many of our trademarks, processes and patents generally on an exclusive perpetual or long-term basis to third-party manufacturers which produce and distribute conventional bedding products within their designated territories. These licensing agreements allow us to reduce exposure to political and economic risk abroad by minimizing investments in those markets. We currently have 18 foreign licensees and 14 foreign sub-licensees that have rights to sell Simmons-branded products in nearly 100 countries.

         As of December 27, 2003, we had 11 domestic third-party licensees. Some of these licensees manufacture and distribute juvenile bedding, healthcare-related bedding and furniture and non-bedding upholstered furniture, primarily on perpetual, long-term or automatically renewable terms. Additionally, we have licensed the Simmons(R) mark and other trademarks, generally for limited terms, to manufacturers of occasional use airbeds, feather and down comforters, sheets and synthetic comforter sets, pillows, mattress pads, blankets, bed frames, futons, specialty sleep items and other products.

         In 2001, 2002 and 2003, our licensing agreements as a whole generated royalties and technology fees of $9.5 million, $9.0 million and $10.6 million, respectively. These royalty and technology fees are accounted for as a reduction in selling, general and administrative expenses in the accompanying consolidated statements of operations.

EMPLOYEES

         As of December 27, 2003, we had approximately 3,200 full-time employees. Approximately 1,000 of these were represented by labor unions. Employees at eight of our eighteen manufacturing facilities are represented by various labor unions with separate collective bargaining agreements. Collective bargaining agreements typically are negotiated for two- to four-year terms. Most of our union contracts expire in 2004 or 2005. Employees of our new manufacturing plant under construction will not be represented by a labor union.

         The locations where our employees are covered by collective bargaining agreements and the contract expiration dates are as follows:

              FACILITY                LABOR UNION                                                EXPIRATION DATE
              --------                -----------                                                ---------------
              Atlanta                 United Steel Workers of America                            October 2005
              Columbus(1)             United Steel Workers of America                            October 2004
              Columbus(1)             International Association of Machinists                    February 2004
              Dallas                  United Steel Workers of America                            October 2004
              Honolulu                International Longshoremen and Warehousemen's Union        January 2005
              Kansas City             United Steel Workers of America                            April 2004
              Los Angeles             United Steel Workers of America                            October 2005
              Los Angeles             International Brotherhood of Teamsters                     October 2006
              Piscataway              United Steel Workers of America                            October 2005
              Piscataway              International Association of Machinists                    November 2004
              San Leandro             United Furniture Workers                                   April 2004

--------------

(1) Plant scheduled to cease operations in April 2004.

         We consider overall relations with our workforce to be satisfactory. We have had no labor-related work stoppages in over twenty years.

REGULATORY MATTERS

         As a manufacturer of bedding and related products, we use and dispose of a number of substances, such as glue, lubricating oil, solvents, and other petroleum products, that may subject us to regulation under numerous federal and state statutes governing the environment. Among other statutes, we are subject to the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act, the Clean Air Act and related state statutes and regulations. We have made and will continue to make capital and other expenditures to comply with environmental requirements. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of our properties, we may be held liable, the amount of such liability could be material and our financial condition or results of operations could be materially adversely affected. We are currently evaluating our potential liability with respect to the cleanup of environmental contamination at and in the vicinity of our former facility in Jacksonville, Florida, and have submitted a final remediation plan for our former facility in Linden/Elizabeth, New Jersey.

         We have recorded a reserve based upon our best estimate to reflect our potential liability for environmental matters. Because of the uncertainties associated with environmental remediation, the costs incurred with respect to the potential liabilities could exceed our recorded reserves.

         Our conventional bedding and other product lines are subject to various federal and state laws and regulations relating to flammability, sanitation and other standards. We believe that we are in material compliance with all such laws and regulations.

         The state of California adopted new flame retardant regulations related to manufactured mattresses and foundations which will be effective January 1, 2005. These regulations could be preempted by the U.S. Consumer Product Safety Commission, which is also considering new rules related to open flame resistance standards. Other jurisdictions are also considering similar standards. These regulations, or any new regulations adopted nationally or elsewhere, may adversely affect our manufacturing processes and material costs. Although we are developing product solutions that are intended to enable us to meet the regulations, we have not yet finalized our final design solution and can give no assurances that these solutions are sufficient until after such design is finalized.

FORWARD-LOOKING STATEMENTS

            Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-K, the words "believes," "anticipates," "expects," "intends," "projects" and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operating results, including expected benefits from our Better Sleep Through Science(R) philosophy. Any forward-looking statements contained in this report represent management's current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to, anticipated sales growth, success of new products, increased market share, reduction of manufacturing costs, generation of free cash flow and reduction of debt, changes in consumer confidence or demand, expansion of the market value of retail operations, and other risks and factors identified from time to time in the Predecessor's or Company's reports filed with the Securities and Exchange Commission, including the Form 10-K for 2002 and the Form 10-Qs for the first, second, and third quarters of 2003. The Company undertakes no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.

ITEM 2.  PROPERTIES.

Our corporate offices are located in approximately 49,000 square feet of leased office space at One Concourse Parkway, Atlanta, Georgia 30328. The following table sets forth selected information regarding manufacturing and other facilities we operated as of December 27, 2003:

                                                              DATE          YEAR OF LEASE       SQUARE
LOCATION                                                     OCCUPIED         EXPIRATION        FOOTAGE
--------                                                     --------         ----------        -------
Manufacturing facilities:
Mableton, Georgia (Atlanta)...............................       1991               2007        148,300
Charlotte, North Carolina.................................       1993               2010        144,280
Grove City, Ohio (Columbus) (1)...........................       1987               2004        190,000
Coppell, Texas (Dallas)...................................       1998               2008        140,981
Aurora, Colorado (Denver).................................       1998               2008        129,000
Fredericksburg, Virginia..................................       1994               2009        128,500
Honolulu, Hawaii..........................................       1992               2008         63,280
Jacksonville, Florida(2) .................................       1973               2004        205,729
Janesville, Wisconsin.....................................       1982              Owned        288,700
Shawnee Mission, Kansas (Kansas City).....................       1997              Owned        130,000
Compton, California (Los Angeles).........................       1974               2005        223,382
Tolleson, Arizona (Phoenix)...............................       1997               2007        103,408
Piscataway, New Jersey....................................       1988               2004        264,908
Salt Lake City, Utah......................................       1998               2008         77,500
San Leandro, California...................................       1992               2007        250,600
Sumner, Washington (Seattle)..............................       2003               2014        235,000
Agawam, Massachusetts (Springfield).......................       1993               2006        125,000
Trujillo Alto, Puerto Rico................................       1998              Owned         50,000
                                                                                              ---------
  Subtotal................................................                                    2,898,568

Other facilities in Atlanta, Georgia:
Corporate Headquarters....................................       2000               2011         49,045
SITE (Norcross, Georgia)..................................       1995               2005         38,000
SITE Showroom (Norcross, Georgia).........................       2002               2005          4,534
Gwinnett Storage..........................................       2002               2005          6,660


-----------

(1) Plant scheduled to cease operations in April 2004. Current lease expires July 2004. One new plant opened in March 2004 and a second plant is scheduled to open in July 2004.

(2)      Plant ceased operations in December 2003. Lease expired in January
         2004.

         Management believes that our facilities, taken as a whole, have adequate productive capacity and sufficient manufacturing equipment to conduct business at levels exceeding current demand.

         In addition, as of December 27, 2003, we operated 17 retail outlet stores through our World of Sleep Outlets, LLC subsidiary, 56 retail mattress stores in the aggregate and an office/warehouse through our Gallery Corp. subsidiary, and 47 retail mattress stores and two additional office/warehouses through our SC Holdings, Inc. subsidiary.

ITEM 3.  LEGAL PROCEEDINGS.

         From time to time, we have been involved in various legal proceedings. We believe that all current litigation is routine in nature and incidental to the conduct of our business, and that none of this litigation, if determined adversely to us, would have a material adverse effect on our financial condition or results of our operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no established public trading market for any class of common equity of the Company. As of December 27, 2003, there was one holder of record of the Company's common shares.

         No dividends have been paid on any class of common equity of the Company during the last three fiscal years. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, fiscal requirements and other factors deemed relevant by the Company's Board of Directors. The ability of the Company to pay dividends on its common stock is restricted by the terms of the Senior Credit Facility, Senior Unsecured Term Loan and the Indenture governing the New Notes.

RECENT SALES OF UNREGISTERED SECURITIES

         We have not issued nor sold securities within the past three years pursuant to offerings that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), except on December 19, 2003 as part of the Transactions, we issued $200.0 million in principal amount of 7.875% senior subordinated notes due 2014 to Goldman, Sachs & Co., Deutsche Bank Securities Inc., and UBS Investment Bank for $ 194.5 million.

         The proceeds of the transaction set forth above were used to repay all outstanding amounts under Simmons Company's Senior Credit Facility and the termination of all commitments under that facility, the consummation of a tender offer and consent solicitation initiated by THL Bedding Company on November 18, 2003 for the $150.0 million aggregate principal amount outstanding of Simmons Company's 10.25% Senior Subordinated Notes due 2009, the repayment of all outstanding indebtedness of Simmons Holdings, Inc. including $22.9 million of 17.5% Junior Subordinated Payment-In-Kind Notes due October 29, 2011 and $4.7 million of debt owed to former stockholders of Simmons Holdings, Inc.

         The transaction set forth above was undertaken in reliance upon exemption from the registration requirements of the Securities Act afforded by
Section 4(2), Rule 144A under the Securities Act and/or Regulation D and Regulation S promulgated thereunder, as sales not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA.


        SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER OPERATING DATA

         Set forth below is selected historical consolidated financial and other operating data for Simmons Company. We derived our historical Statement of Operations and Balance Sheet data for 1999, 2000, 2001, 2002 and 2003 from our consolidated financial statements. The Company's capital structure changed significantly as a result of the December 19, 2003 acquisition and the concurrent and subsequent refinancing of debt. Due to required purchase accounting adjustments relating to such transaction the consolidated financial and other data for the period subsequent to the acquisition (the "Successor" period) is not comparable to such data for the periods prior to the acquisition (the "Predecessor" periods). The accompanying selected historical consolidated financial and other operating data contain all adjustments that, in the opinion of management, are necessary to present fairly the financial position of Simmons for the periods presented. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and related notes and other financial information appearing elsewhere herein.

                                                       PREDECESSOR
                            -----------------------------------------------------------------         |         SUCCESSOR
                             FOR THE      FOR THE      FOR THE      FOR THE                           |      ----------------
                               YEAR         YEAR         YEAR         YEAR         PERIOD FROM        |        PERIOD FROM
                              ENDED        ENDED        ENDED        ENDED        DEC. 29, 2002       |       DEC. 20, 2003
                             DEC. 25,     DEC. 30,     DEC. 29,     DEC. 28,     THROUGH DEC. 19,     |      THROUGH DEC. 27,
                               1999         2000         2001         2002             2003           |            2003
                            ----------   ----------   ----------   ----------    ----------------     |      ----------------
                            (52 WEEKS)   (53 WEEKS)   (52 WEEKS)   (52 WEEKS)                         |
                                                         (DOLLARS IN THOUSANDS)                       |
                                                                                                      |
STATEMENT OF OPERATIONS                                                                               |
  DATA:                                                                                               |
Net sales.................   $550,062     $699,741     $655,209     $708,595        $ 797,616         |        $    8,717
Cost of products sold.....    348,920      414,102      379,131      369,617          410,081         |             7,596
                             --------     --------     --------     --------        ---------         |        ----------
  Gross profit............    201,142      285,639      276,078      338,978          387,535         |             1,121
Operating expenses:                                                                                   |
Selling, general and                                                                                  |
  administrative                                                                                      |
  expenses................    158,861      248,411      213,472      257,142          291,054         |             4,083
Variable stock                                                                                        |
  compensation(1).........         --          574       14,847       15,561           68,415         |                --
Amortization of                                                                                       |
  intangibles.............      7,628       10,530       11,414        1,246              306         |               311
Other(2)..................      7,169        7,117       10,698       20,285           22,399         |                --
                             --------     --------     --------     --------        ---------         |        ----------
  Operating income........     27,484       19,007       25,647       44,744            5,361         |            (3,273)
Interest expense, net(3)..     38,220       39,989       39,450       32,000           45,092         |             4,661
Other non-operating                                                                                   |
  expenses, net(4)........      1,627        2,373        3,980        2,459            3,210         |                83
                             --------     --------     --------     --------        ---------         |        ----------
  Income (loss) before                                                                                |
     income taxes and                                                                                 |
     minority interest....    (12,363)     (23,355)     (17,783)      10,285          (42,941)        |            (8,017)
Income tax expense                                                                                    |
  (benefit)...............     (1,673)      (4,813)      (7,676)      12,005           (8,845)        |              (827)
Minority interest in                                                                                  |
  loss....................         --         (421)        (470)      (1,109)              --         |                --
                             --------     --------     --------     --------        ---------         |        ----------
  Net income (loss).......   $(10,690)    $(18,121)    $ (9,637)    $   (611)       $( 34,096)        |        $   (7,190)
                             ========     ========     ========     ========        =========         |        ==========
                                                                                                      |
BALANCE SHEET DATA:                                                                                   |
Working capital(5)........   $ 55,253     $ 37,338     $ 26,320     $ 10,326                          |        $   26,908
Cash and cash                                                                                         |
  equivalents.............      4,533        5,765        3,264        7,108                          |             3,670
Total assets..............    407,049      469,378      432,175      411,031                          |         1,183,119
Total debt................    347,751      365,060      340,583      290,782                          |           770,253
Total common stockholder's                                                                            |
  equity (deficit)........    (30,318)     (33,567)     (61,321)     (81,336)                         |           280,277
OTHER DATA:                                                                                           |
EBITDA(6).................   $ 44,014     $ 42,031     $ 57,899     $ 81,813        $  24,407         |        $   (2,696)
Capital expenditures......      9,041       15,556        5,729        7,961            8,791         |                --

---------------

(1) Variable stock compensation expense related to director, consultant and employee regular and superincentive stock options.

(2) Includes ESOP expense of $7.2 million, $7.1 million and $2.8 million for the years ended 1999, 2000, and 2001, respectively; goodwill impairment charges of $7.9 million and $20.3 million for the years ended 2001 and 2002, respectively; $21.5 million of transaction expenses related to THL's acquisition of Simmons in Predecessor '03; and other charges of $0.9 million for Predecessor '03.

(3) Includes for the period December 29, 2002 through December 19, 2003 tender premium of $10.8 million for Old Notes and $8.9 million of unamortized debt issuance costs expensed related to debt repaid in connection with the Acquisition.

(4) Primarily consists of management advisory and consultant fees paid to Fenway Partners and affiliates.

(5) Defined as current assets (excluding cash and assets held for sale), less current liabilities (excluding current maturities of long-term debt and liabilities held for sale).

(6) EBITDA is presented because we consider it to be a measure of our ability to incur and service debt. EBITDA as presented herein is a financial measure that is used in the Company's New Senior Credit Facility, Senior Unsecured Loan Facility, and the indenture to our Exchange Notes as a factor in determining our compliance with various covenants and to test whether certain transactions are permitted. In addition, we base our assessment on the recoverability of our indefinite-lived goodwill on a multiple of EBITDA. EBITDA does not represent net income or cash flow from operations as those terms are defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. The following table reconciles EBITDA to cash flows from operations:

                                                       PREDECESSOR                               |       SUCCESSOR
                            -----------------------------------------------------------------    |     -------------
                             FOR THE      FOR THE      FOR THE      FOR THE      PERIOD FROM     |      PERIOD FROM
                            YEAR ENDED   YEAR ENDED   YEAR ENDED   YEAR ENDED   DEC. 29, 2002    |     DEC. 20, 2003
                             DEC. 25,     DEC. 30,     DEC. 29,     DEC. 28,     TO DEC. 19,     |      TO DEC. 27,
                               1999         2000         2001         2002          2003         |         2003
                            ----------   ----------   ----------   ----------   -------------    |     -------------
                            (52 WEEKS)   (53 WEEKS)   (52 WEEKS)   (52 WEEKS)                    |
                                                         (DOLLARS IN THOUSANDS)                  |
                                                                                                 |
Net loss..................   $(10,690)    $(18,121)    $(9,637)     $   (611)     $(34,096)      |        $(7,190)
Depreciation and                                                                                 |
  amortization............     17,959       24,800      35,711        39,335        22,059       |            656
Income taxes..............     (1,673)      (4,813)     (7,676)       12,005        (8,845)      |           (827)
Interest expense, net.....     38,220       39,989      39,450        32,000        45,092       |          4,661
Interest income...........        198          597         521           193           197       |              4
Minority interest in loss.         --         (421)       (470)       (1,109)           --       |             --
                              --------     --------     -------      --------      --------      |         -------
  EBITDA..................     44,014       42,031      57,899        81,813        24,407       |         (2,696)
                                                                                                 |
Adjustments to EBITDA to                                                                         |
  arrive at cash flow                                                                            |
  from operations                                                                                |
                                                                                                 |
Interest expense..........    (38,418)     (40,586)    (39,971)      (32,193)      (45,289)      |         (4,665)
Income taxes..............      1,673        4,813       7,676       (12,005)        8,845       |            827
Non-cash charges against                                                                         |
  (credit to) net loss:                                                                          |
Variable stock                                                                                   |
  compensation expense....         --          574      14,847        15,561        68,415       |             --
Deferred income taxes.....     (1,725)      (5,249)     (9,228)       11,109        (9,087)      |           (827)
Provision for doubtful                                                                           |
  accounts................      7,597       12,691       6,006         3,082         3,799       |             42
Gain on settlement of                                                                            |
  postretirement                                                                                 |
  benefits................         --           --      (2,137)           --            --       |             --
ESOP expense..............      7,169        7,117       2,816            --            --       |             --
Non-cash interest expense       3,898        4,526       4,366         3,234         9,481       |             62
Other, net................         --           --         879          (409)         (249)      |             --
Changes in operating                                                                             |
  assets and liabilities..    (23,959)      (3,623)     (7,242)        5,413          (293)      |          3,764
(                            --------     --------     -------      --------      --------       |         ------
CASH FLOW FROM (USED IN)          249       22,294      35,911        75,605        60,029       |         (3,493)
  OPERATIONS

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     We are a leading manufacturer and distributor of branded bedding products in the United States. We sell a broad range of mattresses and foundations under our well-recognized brand names, including Beautyrest(R), our flagship product line introduced in 1925, and BackCare(R).

     We manufacture a full range of mattresses and foundations, with particular emphasis on products targeted to sell at retail price points above $799 per queen set. Additionally, we focus on selling queen and larger size mattresses. For the year ended December 27, 2003, we derived approximately 57% of our sales from these higher-end retail price points and approximately 83% of our sales from these larger size mattresses. We believe these product categories offer faster growth and higher gross margins than other bedding segments.

     We sell to a diverse nationwide base of approximately 3,400 retail customers, representing over 11,000 outlets, including furniture stores, specialty sleep shops, department stores, and rental stores. Our sales force has added over 700 net new retail accounts since January 2001, broadening our revenue base and improving customer credit quality. We support these retailers with significant advertising and promotional spending, as well as extensive customer service. In addition, as of December 27, 2003, we operated over 100 retail mattress stores, of which 56 stores are classified as assets held for sale on our balance sheet.

CRITICAL ACCOUNTING POLICIES

     Our acquisition by THL Bedding Holding Company ("THL Holding") was accounted for using the purchase method of accounting. As a result, the Acquisitions affected our results of operations in certain significant respects. The purchase price of approximately $1.115 billion, including related acquisition costs, was allocated to the tangible and intangible assets acquired and assumed liabilities based upon their respective fair values as of the date of the Acquisitions. The allocation of the purchase price of the assets acquired in the Acquisitions will result in a significant increase in our annual depreciation and amortization expense. In addition, due to the effects of the increased borrowings to finance the Acquisitions, our interest expense increased significantly in the periods following the Acquisitions.

     In preparing the consolidated financial statements in conformity with US GAAP, Simmons' management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, Simmons evaluates its estimates, including those related to allowance for doubtful accounts, impairment of long-lived assets, impairment of goodwill, warranties, cooperative advertising and rebate programs, variable stock compensation, income taxes, litigation and contingencies. Simmons bases its estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Simmons' management believes the critical accounting policies described below are the most important to the fair presentation of Simmons' financial condition and results. The following policies require management's more significant judgments and estimates in the preparation of Simmons' consolidated financial statements.

     Allowance for doubtful accounts. Our management must make estimates of the uncollectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Actual losses for uncollectible accounts have generally been consistent with management's estimates. However, deteriorating financial conditions of certain key customers or a significant slow down in the economy could have a material negative impact on our ability to collect on accounts, in which case additional allowances may be required. Our accounts receivable balance was $65.9 million and $67.4 million, net of allowance for doubtful accounts of $5.0 million and $5.2 million, respectively, as of December 27, 2003 and December 28, 2002, respectively.

     Impairment of long-lived assets. We regularly assess all our long-lived assets, including intangibles, for impairment whenever events or circumstances indicate its carrying value may not be recoverable. Management assesses whether there has been an impairment by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the asset. The factors considered by management in this assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. If an impairment is deemed to exist, management records an impairment charge equal to the excess of the carrying value over the fair value of the impaired assets.

     Impairment of goodwill. We test goodwill and other indefinite-lived intangible assets for impairment on an annual basis by comparing the fair value of our reporting units to their carrying values. Fair value is determined by the assessment of future discounted cash flows. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors.

     As part of the adoption of SFAS 142, we performed initial valuations during the first quarter of 2002 to determine if any impairment of goodwill and indefinite-lived intangibles existed and determined that no impairment of goodwill and indefinite-lived intangible assets existed. In accordance with SFAS 142, we tested goodwill again at December 28, 2002 for impairment by comparing the fair value of our reporting units to their carrying values. As a result, our retail segment recognized a goodwill impairment of $20.3 million in 2002. Management determined that no other impairment of goodwill existed as of December 27, 2003.

     Warranty accrual. Our management must make estimates of potential future product returns related to current period product revenue for our wholesale segment. Management analyzes historical returns when evaluating the adequacy of the warranty accrual. Significant management judgments and estimates must be made and used in connection with establishing the warranty accrual in any accounting period. Our warranty policy provides a ten-year non-prorated warranty service period on all first quality products currently manufactured, except for certain products for the hospitality industry which have varying non-prorated warranty periods ranging from five to ten years. Our policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. As of December 27, 2003 and December 28, 2002, Simmons had a warranty accrual of $3.8 million and $3.4 million, respectively.

     Cooperative advertising and rebate programs. We enter into agreements with our customers to provide funds for advertising and promotion of our products. We also enter into volume and other rebate programs with certain customers whereby funds may be rebated to the customer. When sales are made to these customers, we record accrued liabilities pursuant to these agreements. Management regularly assesses these liabilities based on forecasted and actual sales and claims and management's knowledge of customer purchasing habits to determine whether all the cooperative advertising earned will be used by the customer, whether the cooperative advertising costs meet the requirement for classification as selling, general and administrative expense versus a reduction of sales, and whether the customer will meet the requirements to receive rebated funds. Costs of these programs totaled $99.8 million, $86.4 million and $75.9 million for the fiscal years of 2003, 2002 and 2001, respectively.

     Variable stock compensation expense. Prior to the Acquisitions, we recorded variable stock compensation expense, related to director and employee regular stock options, utilizing the intrinsic value method as prescribed by Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. Management estimated the employee service period over which the compensation was awarded, generally four to five years. Additionally, because the vesting of the plan options was dependent upon achieving an annual Adjusted EBITDA target or as otherwise established by the Compensation Committee of the board of directors, management estimated the ultimate number of shares that would vest. We recorded additional adjustments to variable stock compensation expense for changes in the intrinsic value of vested regular options in a manner similar to a stock appreciation right because the option holder could compel Simmons to settle the award by transferring cash or other assets rather than our common stock. Simmons utilized a third-party valuation firm to determine the intrinsic value of our common stock, including option shares, on a quarterly basis. This valuation firm also made estimates in determining the intrinsic value. We recorded variable stock compensation expense of $68.4 million, $15.6 million and $14.8 million related to regular and superincentive options for the period from December 29, 2002 to December 19, 2003, and for fiscal years 2002 and 2001, respectively. As a result of the Transactions, the stock option plans were terminated and we no longer have an accrued stock compensation liability as of December 27, 2003. As of December 28, 2002, we had a liability of $26.8 million for variable stock compensation expense.

     Income taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the effective date of enactment. A valuation allowance is established, when necessary, to reduce deferred tax assets to amounts expected to be realized.

     At December 27, 2003, we had net operating loss carryforward benefits for federal income tax purposes of $94.1 million. These carryforward benefits included $14.6 million which were generated by Sleep Country and are subject to limitations imposed by the Internal Revenue Code. The net operating loss carryforwards expire on various dates through 2022. Our management must make estimates regarding the future realization of these net operating loss benefits. Realization of the net operating loss carryforward benefits is dependent upon future profitable operations and reversals of existing temporary differences. Although realization is not assured, we believe it is more likely than not that most of the net recorded benefits will be realized through the reduction of future taxable income. However, due to the uncertainty regarding the realization of Sleep Country's net tax benefits as of December 27, 2003, the Company recorded a valuation allowance of $10.0 million against Sleep Country's net deferred tax assets, which consist primarily of net operating loss carryforwards.

     Litigation and contingent liabilities. From time to time, Simmons and its operations are parties to or targets of lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, health and safety, and employment matters, which are handled and defended in the ordinary course of business. Simmons accrues a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. We believe the amounts reserved are adequate for such pending matters; however, results of operations could be negatively affected by significant litigation adverse to us.

RESULTS OF OPERATIONS

                                                             FOR THE YEARS ENDED
                                                  ------------------------------------------
                                                  DECEMBER 27,   DECEMBER 28,   DECEMBER 29,
                                                    2003(1)          2002           2001
                                                  ------------   ------------   ------------
Net sales.......................................     100.0%         100.0%         100.0%
Cost of products sold...........................      51.8%          52.2%          57.9%
                                                     -----          -----          -----
  Gross profit..................................      48.2%          47.8%          42.1%
Selling, general and administrative expenses....      36.6%          36.3%          32.6%
Variable stock compensation expense.............       8.5%           2.2%           2.3%
ESOP expense....................................        --             --            0.4%
Amortization of intangibles.....................       0.1%           3.0%           2.9%
Transaction expenses............................       2.8%            --             --
                                                     -----          -----          -----
  Operating income..............................       0.2%           6.3%           3.9%
Interest expense, net...........................       6.2%           4.5%           6.0%
Other expense, net..............................       0.4%           0.3%           0.6%
                                                     -----          -----          -----
  Income (loss) before income taxes and minority
     interest...................................      (6.4)%          1.5%          (2.7)%
Income tax expense (benefit)....................      (1.2)%          1.7%          (1.2)%
                                                     -----          -----          -----
  Loss before minority interest.................      (5.2)%         (0.2)%         (1.5)%
Minority interest in loss.......................        --           (0.2)%         (0.1)%
                                                     -----          -----          -----
     Net income (loss)..........................      (5.2)%          0.0%          (1.4)%
                                                     =====          =====          =====

---------------

(1) For purposes of the above table and discussion below, the results of operations for the year ended December 27, 2003 represent the mathematical addition of the historical amounts for the Predecessor period (December 29, 2002 through December 19, 2003) and the Successor period (December 20, 2003 through December 27, 2003) and are not indicative of the results that would actually have been obtained if the Acquisitions had occurred on December 29, 2002. It should be noted that the results for the year ended December 27, 2003 include eight days of the Successor results. The Successor period results include $8.7 million, or 1.1%, of net sales for 2003 and also include $1.7 million for the step-up of inventory to fair market value which had the effect of lowering gross profit by such an amount.

YEAR ENDED DECEMBER 27, 2003 COMPARED TO YEAR ENDED DECEMBER 28, 2002

     Net sales. Net sales for the year ended December 27, 2003 increased $97.7 million, or 13.8%, to $806.3 million from $708.6 million for the year ended December 28, 2002.

     Wholesale bedding segment sales increased $82.1 million, or 12.5%, to $741.0 million for fiscal year 2003 from $659.0 million for fiscal year 2002. The wholesale bedding segment sales increase was primarily due to an increase of 5.6% in both unit shipments and AUSP compared to 2002. Our AUSP benefited from a shift in sales mix toward our higher priced Beautyrest(R) and BackCare(R) products. Unit volume growth resulted from additional floor placements at new and existing customers and an improved retail sales environment in the second half year.

     Our 2003 wholesale bedding sales, exclusive of certain sales deductions, which is the methodology used by the International Sleep Products Association ("ISPA") in calculating market share, were up 11.4% over the prior year. In comparison, ISPA reported that for 2003 total U.S. bedding manufacturers' sales were up 5.8% over the prior year, comprised of an increase in unit shipments and AUSP of 1.8% and 3.9%, respectively. We estimate our 2003 industry market share to be 15.6%.

     Our retail segment sales for fiscal year 2003 increased $26.1 million, or 36.4%, to $97.9 million from $71.8 million for fiscal year 2002. On a comparable store basis, sales for our retail stores increased 14.9% for 2003 versus 2002. The retail segment sales increase was due principally to (i) the acquisition of 26 retail stores in Southern California from Mattress Discounters Corporation ("Mattress Discounters") in December

2002; (ii) an increase in advertising expenditures which led to higher sales; and (iii) an improving retail sales environment.

     Cost of Products Sold. Cost of products sold, as a percentage of net sales, for fiscal year 2003 decreased 0.4 percentage points to 51.8% from 52.2% in fiscal year 2002, resulting in a gross margin increase to 48.2% for 2003 from 47.8% for 2002. Our fiscal year 2003 gross margin increased primarily due to (i) a decrease in promotional expenditures classified as a reduction of sales; and
(ii) better absorption of manufacturing fixed costs due to unit volume growth. Offsetting these improvements were (i) cost increases for certain raw material components without a corresponding price increase in our Beautyrest(R) product line in 2003; and (ii) increased labor costs resulting from increased production demands. For the aforementioned reasons, exclusive of the decrease of promotional expenditures classified as a reduction of sales, our gross margin for 2003 decreased 0.1 percentage points from 2002. We expected the roll-out of the Beautyrest(R) 2004 product line would improve our 2004 gross margins, however due to unprecedented raw material costs increases expected in 2004 primarily for steel, our gross margins may be negatively impacted unless our products have a corresponding price increase.

     Selling, General and Administrative Expenses. For fiscal year 2003, selling, general and administrative expenses, as a percentage of net sales, increased 0.3 percentage points to 36.6% from 36.3% in fiscal year 2002. This increase as a percentage of net sales was principally attributable to an increase in the percentage of promotional expenditures, classified as selling, general and administrative expense instead of as a reduction of net sales, from 57.8% of such expenditures in 2002 to 64.4% in 2003. Exclusive of the increase in the percentage of promotional expenditures classified as a selling, general and administrative expense, our selling, general and administrative expenses decreased 0.2 percentage points due to greater leverage of our fixed selling, general and administrative expenditures resulting from the above mentioned increase in sales versus the prior year.

     Variable Stock Compensation Expense. Variable stock compensation expense increased $52.9 million to $68.4 million for fiscal year 2003 from $15.6 million in fiscal year 2002. The increase was attributable to (i) the vesting of all Regular and Superincentive employee and director stock options as a result of the Transactions; and (ii) a 57.6% increase in the value of our common stock from December 28, 2002 through the date of the Transactions.

     Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles decreased $20.9 million, or 97.2%, to $0.6 million for fiscal 2003 from $21.5 million in fiscal year 2002 due to (i) to our retail segment recognizing a non-cash goodwill impairment charge in the fourth quarter of 2002 of $20.3 million related to our Sleep Country subsidiary; and (ii) the expiration in early 2003 of the amortization period for certain patents.

     Interest Expense, Net. Interest expense, net, increased $17.8 million, or 55.5%, to $49.8 million for fiscal year 2003, from $32.0 million in fiscal year 2002 due to the following expenditures related to the Transactions: (i) the payment of $10.8 million in tender fees related to our early redemption of $144.9 million of the $150.0 million 10.25% Senior Subordinated Notes due 2009;
(ii) the write-off of $7.1 million of the remaining debt issuance costs related to debt repaid in connection with the Transactions; and (iii) the payment of $3.5 million in bridge loan commitment fees which were expensed. Exclusive of the expenses incurred in connection with the Transactions, interest expense decreased due to a (i) decline in our average outstanding borrowings; (ii) lower Prime and LIBOR base rates on our variable rate borrowings; and (iii) lower interest rate margins on our then existing senior credit facility obligations for the first six months of 2003. Our interest paid in 2003 was $53.6 million, a 114.6% increase from $24.9 million paid in 2002, due principally to payments of
(i) $10.8 million in tender fees as previously noted; (ii) Jr. Subordinated PIK note interest of $13.7 million; and (iii) $3.5 million in bridge loan commitment fees.

     Other Expense, Net. Other expense, net, increased $0.8 million, or 33.9%, to $3.3 million for fiscal year 2003 compared to $2.5 million in fiscal year 2002. This increase was primarily attributable to (i) higher management advisory fees paid to Fenway; and (ii) the write-off of an investment in a licensee.

     Income Taxes. Our combined federal, state and foreign effective income tax benefit rate of 19.0% for fiscal year 2003 differs from the federal statutory rate of 35.0% primarily from the net effect of non-deductible transaction costs, partially offset by the benefit of additional prior period net operating losses not previously recognized. Our combined federal, state and foreign effective income tax rate of 116.7% for fiscal year 2002 was greater than the federal statutory rate due principally to an increase in the valuation allowance for Sleep Country's net deferred tax assets state income taxes, and non-deductible interest expense.

     Net Loss. For the reasons set forth above, our net loss increased $40.7 million to $41.3 million for the year ended December 27, 2003 compared to net loss of $0.6 million for the year ended December 28, 2002.

 YEAR ENDED DECEMBER 28, 2002 COMPARED TO YEAR ENDED DECEMBER 29, 2001

     Net Sales. Net sales for the year ended December 28, 2002 increased $53.4 million, or 8.1%, to $708.6 million in 2002 from $655.2 million in 2001. Our sales increase is primarily attributable to an increase in wholesale bedding segment sales, partially offset by a decrease in retail segment sales.

     Wholesale bedding segment sales increased $57.1 million, or 9.5%, to $659.0 million in fiscal year 2002 from $601.8 million in fiscal year 2001. The wholesale bedding segment sales increase was primarily due to (i) a 10.7% increase in bedding AUSP resulting from a shift in sales mix toward higher priced products which increased sales by $68.5 million in the aggregate; (ii) an increase in customers added over the last year and (iii) the adoption of EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products, at the beginning of fiscal year 2002, which resulted in the reclassification of certain payments to customers, such as co-operative advertising expenditures, promotional money expenditures, volume rebates and amortization of supply agreements, from selling, general and administrative expenses and cost of products sold to a reduction of revenue. Payments treated as a sales reduction were $26.6 million less in 2002 than in 2001. The amounts reclassified from selling, general and administrative expenses and cost of products sold totaled $49.7 million and $0.7 million, respectively, in fiscal year 2002 versus $76.3 million and $0.8 million, respectively, in fiscal year 2001. The increase in 2002 net sales was partially offset by a 5.7% decrease in bedding unit sales volume largely due to the loss of high volume, low margin business resulting from customer bankruptcies in the August 2000 to July 2001 period and a general economic slowdown. The aggregate sales decline in 2002 for customers which filed for bankruptcy and ceased business in 2001 totaled approximately $18 million.

     Our adoption of a more stringent proof of advertising policy late in 2001 resulted in less co-operative advertising expenditures being classified as a reduction of revenue in fiscal year 2002. Wholesale bedding segment sales, exclusive of the aforementioned EITF 01-9 reclassifications, of $709.4 million in 2002 increased $30.5 million, or 4.5%, from $678.9 million in 2001. This methodology for calculating sales is comparable to that used by ISPA in calculating market share. ISPA estimated that 2002 industry sales were up 3.8% over the prior year, comprised of an increase in unit shipments and AUSP of 0.7% and 3.1%, respectively.

     Retail segment sales decreased $5.6 million, or 7.3%, to $71.8 million in fiscal year 2002 from $77.4 million in fiscal year 2001. On a comparable store basis, sales for our retail stores decreased 8.5% in fiscal year 2002 versus 2001. The retail segment sales decline was due principally to the general economic slowdown and a reduction in advertising expenditures.

     Cost of Products Sold. As a percentage of net sales, cost of products sold in fiscal year 2002 decreased 5.7 percentage points to 52.2% from 57.9% in fiscal year 2001. Our 2002 gross margin improvement to 47.8% reflects expansion of both wholesale bedding segment and retail segment gross margins.

     Our 2002 wholesale bedding segment gross margin improvement of 6.4 percentage points to 46.0% reflects (i) the above mentioned lower EITF 01-9 sales reduction in fiscal year 2002 as compared to fiscal year 2001; (ii) the above mentioned 10.7% increase in AUSP; (iii) lower material costs due in part to our "Zero Waste" cost reduction initiative which began in fiscal year 2001 and continued in fiscal year 2002; and (iv) lower labor costs due to management of factory headcount and labor hours. The average factory worker headcount for fiscal year 2002 was 6.8% less than fiscal year 2001. Exclusive of the EITF 01-9 reclassifications mentioned above, our wholesale bedding gross margin improved
3.4 percentage points in fiscal year 2002 to 49.8%.

     Our 2002 retail segment gross margin improvement of 2.3 percentage points to 51.0% resulted principally from a shift in sales mix toward products that have higher margins.

     Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for fiscal year 2002 increased 3.7 percentage points to 36.3% from 32.6% in fiscal year 2001. The 2002 increase was attributable to additional wholesale bedding segment selling, general, and administrative expenses, partially offset by a decrease in our retail segment selling, general and administrative expenses.

     Our wholesale bedding segment selling, general and administrative expenses, as a percentage of net sales, increased 4.6 percentage points to 33.2% in fiscal year 2002. The 2002 increase was principally attributable to the above mentioned adoption of EITF 01-9 resulting in $49.7 million and $76.3 million in fiscal year 2002 and fiscal year 2001, respectively, of costs historically characterized as selling, general and administrative expenses being characterized as a reduction of revenue. In fiscal year 2002, selling, general and administrative expenses, inclusive of the expenditures characterized as a reduction of revenue due to the adoption of EITF 01-9, increased 1.4 percentage points to 37.9% from 36.5% in fiscal year 2001. This increase was primarily attributable to an increase in co-operative advertising expenditures due to a shift in our sales mix toward products that have higher subsidies and selling expenses.

     Our retail segment selling, general and administrative expenses, as a percentage of net sales, decreased 0.7 percentage points to 53.2% in fiscal year 2002 due principally to a decrease in advertising expenditures.

     Variable Stock Compensation Expense. Variable stock compensation expense increased $0.7 million in fiscal year 2002 to $15.6 million from $14.8 million in fiscal year 2001. The 2002 expense resulted from a 40.1% increase in the underlying value of the Company's common stock during 2002 and an increase in the number of vested stock options outstanding at December 28, 2002 versus December 29, 2001.

     ESOP Expense. In fiscal year 2001, we allocated the remaining ESOP shares to plan participants. Therefore, beginning with the first quarter of 2002, we no longer incurred an expense associated with the ESOP plan.

     Amortization of Intangibles. Amortization of intangibles increased $2.2 million to $21.5 million in fiscal year 2002 from $19.3 million in fiscal year 2001. This increase was principally due to our retail segment recognizing a non-cash goodwill impairment charge in the fourth quarter of 2002 of $20.3 million related to our Sleep Country subsidiary. A review of Sleep Country's goodwill for impairment was necessary due to the continued weakness in the retail economy and the failure of Sleep Country to reach the sales and profit levels included in its original impairment test as of January 1, 2002. Exclusive of Sleep Country's goodwill impairment charge, amortization of intangibles decreased in fiscal year 2002 due to (i) our retail segment recognizing a non-cash impairment charge in the fourth quarter of 2001 of $7.9 million to write down the goodwill of our wholly-owned subsidiary Gallery Corp. to market value with no similar impairment charge being required in fiscal year 2002; (ii) the adoption of SFAS No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, at the beginning of our 2002 fiscal year; and (iii) a decrease in amortization of patents due to the expiration of certain patents. As a result of the adoption of SFAS 142 at the beginning of 2002, we discontinued the amortization of goodwill and performed a transitional test of goodwill impairment, which resulted in no impairment charge. Had this accounting pronouncement been adopted at the beginning of 2001, amortization of intangibles, exclusive of impairment charges, would have been reduced by $8.3 million to $3.1 million in 2001.

     Interest Expense, Net. Interest expense, net decreased $7.5 million, or 18.9%, to $32.0 million in fiscal year 2002 from $39.5 million in 2001 due primarily to (i) decreased average outstanding borrowings; (ii) lower Prime and LIBOR base rates in 2002; and (iii) lower interest rate margins on our then existing senior credit facility obligations. Our interest paid in 2002 was $24.9 million, a 14.7% decrease from $29.2 million paid in 2001.

     Other Expense, Net. Other expense, net decreased approximately $1.5 million in fiscal year 2002. In fiscal year 2001, we wrote off acquisition costs of $0.8 million related to a non-consummated transaction.

     Income Tax Expense. Our effective income tax rate of 116.7% for fiscal year 2002 differed from the federal statutory rate primarily due to the change in the valuation allowance against Sleep Country's net deferred tax asset, state income taxes and non-deductible interest expense. Our effective income tax benefit
                                        20
rate of 43.2% for fiscal year 2001 differed from the federal statutory rate primarily due to the net change in deferred tax valuation allowances, and the benefit of state net operating losses and foreign tax credits, partially offset by the amortization and impairment of goodwill not being tax deductible.

     Minority Interest in Loss. Minority interest in Sleep Country's loss increased $0.6 million to $1.1 million in fiscal year 2002 from a loss of $0.5 million in fiscal year 2001.

     Net Loss. For the reasons set forth above, we had net loss of $0.1 million in fiscal year 2002 compared to a net loss of $9.7 million in fiscal year 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of cash to fund liquidity needs are (i) cash provided by operating activities and (ii) borrowings available under our new Senior Credit Facility ("New Senior Credit Facility"). Our primary use of funds consists of payments of principal and interest for our debt, capital expenditures, acquisitions, and funding for working capital increases.

     Our New Senior Credit Facility is comprised of a $405.0 million term loan facility, which will mature in 2011, and a $75.0 million Revolving Loan Facility (of which approximately $61.2 million was available for borrowings as December 27, 2003 after giving effect to $3.3 million of borrowings and $10.5 million that was reserved for standby letters of credit), which will mature in 2009. We are permitted to incur up to an additional $100.0 million of senior secured debt at the option of participating lenders, so long as no default or event of default under the senior secured credit facility has occurred or would occur after giving effect to such incurrence and certain other conditions are satisfied. The New Senior Credit Facility is guaranteed by THL-SC Bedding Company and by all our domestic subsidiaries. Our and the guarantors' obligations are secured by all or substantially all of our and the guarantors' assets, including a pledge of our stock, a pledge of stock of all our domestic subsidiaries and our pledge of 65% of stock of our foreign subsidiaries. We also have a Senior Unsecured Term Loan Facility of $140.0 million, which will mature in June 2012.

     The New Credit Facility and the Senior Unsecured Term Loan Facility bear interest at our choice of the Eurodollar Rate or Base Rate (both as defined), plus the following applicable interest rate margins as follows:

                                                              EURODOLLAR   BASE
                                                                 RATE      RATE
                                                              ----------   -----
Revolving Loan Facility.....................................    2.50%      1.50%
Tranche B Term Loan.........................................    2.75%      1.75%
Senior Unsecured Term Loan..................................    3.75%      2.75%

     The weighted average interest rates per annum in effect as of December 27, 2003 for the Revolving Loan Facility, Tranche B Term Loan and Senior Unsecured Term Loan were 3.69%, 3.94% and 4.94%, respectively.

     Under the Tranche B Term Loan, quarterly amortization payments of approximately $1.0 million are required during the first seven years, with the balance of the facility to be repaid quarterly during the eighth year. There are no scheduled amortization payments prior to the maturity date of the Senior Unsecured Term Loan.

     Our New Senior Credit Facility requires us to meet a minimum interest coverage ratio and a maximum leverage ratio, and includes a maximum capital expenditures limitation. In addition, the New Senior Credit Facility contains certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The New Senior Credit Facility also contains certain customary events of defaults, subject to cure periods as appropriate.

     Our long-term obligations contain various financial tests and covenants. We were in compliance with such covenants as of the year ended December 27, 2003. The most restrictive covenants relate to ratios of adjusted EBITDA to interest coverage and total debt to adjusted EBITDA, all as defined in the New Senior Credit Facility. The specific ratio requirements can be found in the credit agreements filed with the Securities and Exchange Commission. We expect to meet such covenants in 2004. Adjusted EBITDA (as defined in the New Senior Credit Facility) differs from the term "EBITDA" as it is commonly used. In addition to adjusting net income to exclude interest expense, income taxes, depreciation and amortization, adjusted EBITDA (as defined in the New Senior Credit Facility) also adjusts net income by excluding items or expenses not typically excluded in the calculation of "EBITDA" such as management fees; ESOP expenses; the aggregate amount of the fees, costs and cash expenses paid by the Company in connection with the consummation of the Acquisitions (including, without limitation, bonus and option payments); other non-cash items reducing Consolidated Net Income (including, without limitation, non-cash purchase accounting adjustments and debt extinguishment costs); the cure amount, if any, received by the Company in respect of such period; any extraordinary, unusual or non-recurring gains or losses or charges or credits; and any reasonable expenses or charges related to any issuance of securities, Investments permitted, Permitted Acquisitions, recapitalizations, Asset Sales permitted, or Indebtedness permitted to be incurred, less other non-cash items increasing Consolidated Net Income, all of the foregoing as determined on a consolidated basis for the Company and its subsidiaries in conformity with generally accepted accounting principles ("GAAP"). Adjusted EBITDA is presented herein because it is a material component of the covenants contained within the aforementioned credit agreements. Non-compliance with such covenants could result in the requirement to immediately repay all amounts outstanding under such agreements. While the determination of "unusual and nonrecurring losses" is subject to interpretation and requires judgment, we believe the items listed below are in accordance with the New Credit Facility. EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

     The following is a calculation of the our adjusted EBITDA for the years ended December 27, 2003 and December 28, 2002:

                                                  2003                       2002
                                              ------------               ------------
EBITDA                                          $ 21,711                   $ 81,813
Variable stock compensation expense               68,415                     15,561
Transaction related expenditures,
  including cost of products sold                 24,126                         --
Plant opening, closing charges                     3,343                         --
Litigation and insurance                           1,894                      1,304
Non-recurring retail segment charges                 432                        148
Management fees                                    2,893                      2,353
Other expenses                                     1,482                      1,718
                                                --------                   --------
ADJUSTED EBITDA                                 $124,296                   $102,897
                                                ========                   ========

     Our Senior Unsecured Term Loan Facility does not contain any financial maintenance covenants, but does contain affirmative covenants similar to those contained in our New Senior Credit Facility. Additionally, the Senior Unsecured

Facility contains negative covenants similar to those contained in the New Senior Credit Facility, except that certain negative covenants, including limitations on indebtedness, asset sales and restricted junior payments.

     The use of interest rate risk management instruments is required under the terms of the New Senior Credit Facility. We are required to maintain protection against fluctuations in interest rates, and may do so through utilizing Eurodollar Rate loans having twelve-month interest periods or through one or more interest rate agreements, such as collars and swaps.

     In order to address interest rate risk, we have developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. On January 26, 2004, we elected to set the interest rate at the twelve-month Eurodollar Rate for approximately $325.0 million of the Tranche B Term Loan and the $140 million Senior Unsecured Term Loan, which fixed the Eurodollar Rate at 1.375% through January 26, 2005 for approximately 84% of our floating rate debt outstanding as of December 27, 2003. Additionally, to further address interest rate risk, we entered into an interest rate cap agreement on February 11, 2004 for a notional amount of $170.0 million which capped the Eurodollar Rate at 5.0% for the period of January 26, 2005 through January 26, 2006.

     On December 19, 2003, we completed a financing, which consisted of the sale of $200.0 million of 7.875% Senior Subordinated Notes due 2014 (the "New Notes") pursuant to a private offering. The New Notes bear interest at the rate of 7.875% per annum, which is payable semi-annually in cash in arrears on January 15 and July 15. The Notes mature on January 15, 2014. The New Notes are subordinated in right of payment to all our existing and future senior indebtedness. We plan to issue 7.875% Senior Subordinated Notes due 2014 (the "Exchange Notes") in exchange for all New Notes, pursuant to an exchange offer whereby holders of the New Notes will receive Exchange Notes which have been registered under the Securities Act of 1933, as amended, but are otherwise identical to the New Notes.

     At anytime prior to January 17, 2007, we may redeem up to 40% of the aggregate principal amount of the New Notes at a price of 107.875% in connection with an Equity Offering, as defined. With the exception of an Equity Offering, the New Notes are redeemable at our option beginning January 15, 2009 at prices decreasing from 103.938% of the principal amount thereof to par on January 15, 2012 and thereafter. We are not required to make mandatory redemption or sinking fund payments with respect to the New Notes.

     The indenture for the New Notes requires us and our subsidiaries to comply with certain restrictive covenants, including a restriction on dividends; and limitations on the incurrence of indebtedness, certain payments and distributions, and sales of the our assets and stock.

     The 10.25% Series B Senior Subordinated Notes ("Old Notes") bear interest at the rate of 10.25% per annum, which is payable semi-annually in cash in arrears on March 15 and September 15. On November 18, 2003, we initiated a tender offer for the Old Notes and a consent solicitation to remove substantially all restrictive covenants in the indenture governing the Old Notes. As a result of the tender offer, $144.9 million principal amount of Old Notes were tendered at a premium of $10.4 million. On March 10, 2004, we gave notice to tender on April 12, 2004 the remaining $5.1 million of Old Notes outstanding at 105.125% of the principal amount thereof. The Old Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company. As a result of the Transactions, we marked the Old Notes to fair market value as of the date of the Transactions.

     The New Notes and Old Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by all of our active domestic subsidiaries.

     Future principal debt payments are expected to be paid out of cash flows from operations, borrowings on our new revolving credit facility, and future refinancing of our debt. Historically we have not been obligated to pay federal income taxes as a result of net operating loss carryforwards; however, we expect to be obligated to pay federal income taxes beginning in 2005.

     Our operating activities provided cash of $56.5 million for the year ended December 27, 2003, compared to $75.6 million for the year ended December 28, 2002. The following items principally account for the cash provided from operations for each of the periods: (i) operating income, exclusive of transaction expenses, variable stock compensation and goodwill impairment, of $92.9 million for the year ended December 27, 2003 versus $80.6 million for the comparable prior year period; and (ii) an increase in working capital, exclusive of assets and liabilities held for sale, of $16.6 million versus a decrease of $16.0 million for the comparable prior year period.

     Capital expenditures totaled $8.8 million for the year ended December 27 2003. We expect to spend an aggregate of approximately $19 million for capital expenditures in fiscal year 2004. We believe that annual capital expenditure limitations in our New Senior Credit Facility will not significantly inhibit us from meeting our ongoing capital expenditure needs.

     We have identified a potential buyer for our Mattress Gallery subsidiary, which is considered an asset held for sale, and anticipate a closing by the end of our second quarter. We do not believe that such sale will have a significant impact on our liquidity.

     The following table sets forth our contractual obligations as of December 27, 2003 (dollars in thousands):

                                                 NEXT       2-3       4-5      AFTER
CONTRACTUAL OBLIGATIONS               TOTAL      YEAR      YEARS     YEARS    5 YEARS
-----------------------              --------   -------   -------   -------   --------
Long-term debt(1)..................  $770,253   $ 9,512   $ 9,028   $ 8,926   $742,787
Capital lease obligations..........       389       277       112        --         --
Operating leases - wholesale
  segment..........................    57,179    14,504    22,447    11,750      8,478
Operating leases - retail
  segment..........................    36,367    10,216    15,064     7,423      3,664
Component purchase commitments.....    21,600    12,800     8,800        --         --
                                     --------   -------   -------   -------   --------
  Total contractual obligations....  $885,788   $47,309   $55,451   $28,099   $754,929
                                     ========   =======   =======   =======   ========
Other commercial commitments:
  Standby letters of credit........  $ 10,515   $10,515   $    --   $    --   $     --
                                     ========   =======   =======   =======   ========


---------------

(1) Includes $5,284 of 10.25% Series B Senior Subordinated Notes that will be redeemed in April 2004.

SEASONALITY/OTHER

     For the past several years, there has not been significant seasonality in our wholesale bedding business. Our retail bedding business, which accounted for $97.9 million, or 12.1%, of net sales for the year ended December 27, 2003, has historically experienced, and we expect will continue to experience, seasonal and quarterly fluctuations in net sales, operating income and Adjusted EBITDA. As is the case with many bedding retailers, our retail business is subject to seasonal influences, characterized by strong sales for the months of May through September, which impacts our second and third quarter results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The following discussion about our risk-management activities includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. See Item 1 "Business -- Forward-Looking Statements" for additional information.

      We are exposed to market risk from changes in interest rates. In order to address this risk, the New Senior Credit Facility requires us to adopt interest rate protection measures on our variable rate indebtedness such that 50% of our consolidated funded indebtedness is either fixed or protected.

      In order to address interest rate risk, we have developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. On January 26, 2004, we elected to set the interest rate at the twelve-month Eurodollar Rate for approximately $325.0 million of the Tranche B Term Loan and the $140 million Senior Unsecured Term Loan, which fixed the Eurodollar Rate at 1.375% through January 26, 2005 for approximately 84% of our floating rate debt outstanding as of December 27, 2003. Additionally, to further address interest rate risk, we entered into an interest rate cap agreement on February 11, 2004 for a notional amount of $170.0 million which capped the Eurodollar Rate at 5.0% for the period of January 26, 2005 through January 26, 2006.

      All other factors remaining unchanged, a hypothetical 10% increase or decrease in interest rates for one year on our variable rate financial instruments would not have a material impact on earnings during the current year, but would result in an additional $2.4 million of interest expense in the next fiscal year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        SIMMONS COMPANY AND SUBSIDIARIES

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
Simmons Company

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Simmons Company (the "Company") at December 27, 2003, and the results of its operations and its cash flows for the period from December 20, 2003 through December 27, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule on page 81 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                            /s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Atlanta, Georgia
March 19, 2004

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors of
Simmons Company

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Simmons Company (the "Company") at December 28, 2002, and the results of its operations and its cash flows for the period from December 29, 2002 through December 19, 2003, and each of the two years in the period ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule on page 81 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                            /s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Atlanta, Georgia
March 19, 2004

                        SIMMONS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               SUCCESSOR   |                PREDECESSOR
                                              ------------ | ------------------------------------------
                                              PERIOD FROM  | PERIOD FROM
                                              DECEMBER 20, | DECEMBER 29,
                                              2003 THROUGH | 2002 THROUGH    YEAR ENDED     YEAR ENDED
                                              DECEMBER 27, | DECEMBER 19,   DECEMBER 28,   DECEMBER 29,
                                                  2003     |     2003           2002           2001
                                              ------------ | ------------   ------------   ------------
                                                           |       (IN THOUSANDS)
                                                           |
Net sales...................................    $ 8,717    |   $797,616       $708,595       $655,209
Cost of products sold.......................      7,596    |    410,081        369,617        379,131
                                                -------    |   --------       --------       --------
     Gross margin...........................      1,121    |    387,535        338,978        276,078
                                                -------    |   --------       --------       --------
Operating expenses:                                        |
  Selling, general and administrative                      |
     expenses...............................      4,083    |    291,054        257,142        213,472
  Variable stock compensation expense.......         --    |     68,415         15,561         14,847
  ESOP expense..............................         --    |         --             --          2,816
  Goodwill impairment.......................         --    |         --         20,285          7,882
  Amortization of intangible assets.........        311    |        306          1,246         11,414
  Transaction expenses......................         --    |     22,399             --             --
                                                -------    |   --------       --------       --------
                                                  4,394    |    382,174        294,234        250,431
                                                -------    |   --------       --------       --------
     Operating income (loss)................     (3,273)   |      5,361         44,744         25,647
  Interest expense, net.....................      4,661    |     45,092         32,000         39,450
  Other expense, net........................         83    |      3,210          2,459          3,980
                                                -------    |   --------       --------       --------
     Income (loss) before income taxes and                 |
       minority interest in loss............     (8,017)   |    (42,941)        10,285        (17,783)
Income tax expense (benefit)................       (827)   |     (8,845)        12,005         (7,676)
                                                -------    |   --------       --------       --------
     Loss before minority interest in                      |
       loss.................................     (7,190)   |    (34,096)        (1,720)       (10,107)
Minority interest in loss...................         --    |         --          1,109            470
                                                -------    |   --------       --------       --------
     Net loss...............................     (7,190)   |    (34,096)          (611)        (9,637)
Other comprehensive income (loss):                         |
  Foreign currency translation adjustment...         17    |        207            (19)           (61)
                                                -------    |   --------       --------       --------
     Comprehensive loss.....................    $(7,173)   |   $(33,889)      $   (630)      $ (9,698)
                                                =======    |   ========       ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        SIMMONS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 27,   DECEMBER 28,
                                                                  2003           2002
                                                              ------------   ------------
                                                                 (IN THOUSANDS, EXCEPT
                                                                    SHARE AMOUNTS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $    3,670  |   $  7,108
  Accounts receivable, less allowances for doubtful                        |
     receivables, discounts and returns of $4,960 and                      |
     $5,286, respectively...................................       65,868  |     67,415
  Inventories...............................................       31,355  |     23,472
  Deferred income taxes.....................................          973  |      3,141
  Other current assets......................................       22,616  |     16,881
  Assets held for sale......................................        8,564  |     12,909
                                                               ----------  |   --------
     Total current assets...................................      133,046  |    130,926
                                                               ----------  |   --------
Property, plant and equipment, net..........................       53,228  |     41,312
Goodwill, net...............................................      792,230  |    180,779
Intangible assets, net......................................      159,198  |      7,243
Deferred income taxes.......................................           --  |     28,255
Other assets................................................       45,417  |     22,516
                                                               ----------  |   --------
                                                               $1,183,119  |   $411,031
                                                               ==========  |   ========
                                                                           |
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        |
Current liabilities:                                                       |
  Current maturities of long-term debt......................   $    9,512  |   $ 22,125
  Accounts payable..........................................       39,956  |     43,429
  Accrued liabilities.......................................       53,948  |     57,278
  Liabilities held for sale.................................        2,064  |      5,139
                                                               ----------  |   --------
     Total current liabilities..............................      105,480  |    127,971
                                                               ----------  |   --------
Non-current liabilities:                                                   |
  Long-term debt............................................      760,741  |    268,657
  Accrued stock compensation................................           --  |     26,778
  Deferred income taxes.....................................       23,719  |         --
  Other.....................................................       12,902  |      7,743
                                                               ----------  |   --------
     Total liabilities......................................      902,842  |    431,149
                                                               ----------  |   --------
Redemption obligation -- ESOP...............................           --  |     61,218
Commitments and contingencies (Notes M and Q)                              |
Stockholders' equity (deficit):                                            |
  Predecessor common stock A, $.01 par value; 40,000,000                   |
     shares authorized; 23,752,324 issued and outstanding...           --  |        242
  Predecessor common stock B, $.01 par value; 400,000 shares               |
     authorized; 379,119 issued and outstanding.............           --  |          4
  Successor common stock, $.01 par value; 3,000 shares                     |
     authorized; 100 issued and outstanding.................            1  |         --
  Additional paid-in-capital................................      287,449  |         --
  Accumulated deficit.......................................       (7,190) |    (71,635)
  Accumulated other comprehensive income (loss).............           17  |       (144)
  Common stock held in treasury, at cost....................           --  |     (9,803)
                                                               ----------  |   --------
     Total stockholders' equity (deficit)...................      280,277  |    (81,336)
                                                               ----------  |   --------
                                                               $1,183,119  |   $411,031
                                                               ==========  |   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        SIMMONS COMPANY AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                            CLASS A             CLASS B
                                                      -------------------   ----------------   ADDITIONAL
                                    COMMON   COMMON     COMMON     COMMON   COMMON    COMMON    PAID-IN     ACCUMULATED
                                    SHARES   STOCK      SHARES     STOCK    SHARES    STOCK     CAPITAL       DEFICIT
                                    ------   ------   ----------   ------   -------   ------   ----------   -----------
                                                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
PREDECESSOR
DECEMBER 30, 2000.................                    23,752,324    $242    379,119   $   4    $  14,460     $ (41,569)
  Net loss........................                            --      --        --       --           --        (9,637)
  Other comprehensive income:
    Change in foreign currency
      translation.................                            --      --        --       --           --            --
                                                                                                             ---------
  Comprehensive loss..............                                    --                              --        (9,637)
  Fair value of SC Holdings, Inc.
    warrants issued to
    Affiliate.....................                            --      --        --       --          300            --
  Excess of ESOP expense at fair
    market value over cost........                            --      --        --       --        1,743            --
  Increase in redemption
    obligation -- ESOP based on
    fair market value.............                            --      --        --       --      (16,503)       (2,679)
  Common stock repurchased........                            --      --        --       --           --            --
                                                      ----------    ----    -------   -----    ---------     ---------
DECEMBER 29, 2001.................                    23,752,324     242    379,119       4           --       (53,885)
  Net loss........................                            --      --        --       --           --          (611)
  Other comprehensive loss:
    Change in foreign currency
      translation.................                            --      --        --       --           --            --
                                                                                                             ---------
  Comprehensive loss..............                            --      --        --       --           --          (611)
  Increase in redemption
    obligation -- ESOP based on
    fair market value.............                            --      --        --       --           --       (17,139)
  Common stock repurchased........                            --      --        --       --           --            --
                                                      ----------    ----    -------   -----    ---------     ---------
DECEMBER 28, 2002.................                    23,752,324     242    379,119       4           --       (71,635)
  Net loss........................                            --      --        --       --           --       (34,096)
  Other comprehensive income:
    Change in foreign currency
      translation.................                            --      --        --       --           --            --
                                                                                                             ---------
  Comprehensive income (loss).....                            --      --        --       --           --       (34,096)
  Contribution of debt to an
    affiliate of SC Holdings, Inc.                            --      --        --       --        7,916            --
  Acquisition of SC Holdings, Inc.
    minority interest.............                            --      --        --       --          (25)           --
  Increase in redemption
    obligation -- ESOP based on
    fair market value.............                            --      --        --       --       (7,891)      (26,772)
  Common stock repurchased........                            --      --        --       --           --            --
                                                      ----------    ----    -------   -----    ---------     ---------
DECEMBER 19, 2003.................                    23,752,324    $242    379,119   $   4    $      --     $(132,503)
                                     ===     =====    ==========    ====    =======   =====    =========     =========
-----------------------------------------------------------------------------------------------------------------------
SUCCESSOR
DECEMBER 20, 2003 (reflects the
  new basis of 100 common shares
  in connection with the
  Acquisitions)...................   100     $   1                                             $ 387,837     $      --
  Deemed dividend to reflect
    carryover basis...............    --        --                                              (100,388)           --
  Net loss........................    --        --                                                    --        (7,190)
  Other comprehensive income:
    Change in foreign currency
      translation.................    --        --                                                    --            --
                                                                                                             ---------
  Comprehensive income (loss).....    --        --                                                    --        (7,190)
                                     ---     -----                                             ---------     ---------
DECEMBER 27, 2003.................   100     $   1                                             $ 287,449     $  (7,190)
                                     ===     =====                                             =========     =========


                                     ACCUMULATED     COMMON
                                        OTHER        STOCK          TOTAL
                                    COMPREHENSIVE   HELD IN     STOCKHOLDERS'
                                        LOSS        TREASURY   EQUITY (DEFICIT)
                                    -------------   --------   ----------------
                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
PREDECESSOR
DECEMBER 30, 2000.................      $ (64)      $ (6,640)     $ (33,567)
  Net loss........................         --             --         (9,637)
  Other comprehensive income:
    Change in foreign currency
      translation.................        (61)            --            (61)
                                        -----       --------      ---------
  Comprehensive loss..............        (61)            --         (9,698)
  Fair value of SC Holdings, Inc.
    warrants issued to
    Affiliate.....................         --             --            300
  Excess of ESOP expense at fair
    market value over cost........         --             --          1,743
  Increase in redemption
    obligation -- ESOP based on
    fair market value.............         --             --        (19,182)
  Common stock repurchased........         --           (917)          (917)
                                        -----       --------      ---------
DECEMBER 29, 2001.................       (125)        (7,557)       (61,321)
  Net loss........................         --             --           (611)
  Other comprehensive loss:
    Change in foreign currency
      translation.................        (19)            --            (19)
                                        -----       --------      ---------
  Comprehensive loss..............        (19)            --           (630)
  Increase in redemption
    obligation -- ESOP based on
    fair market value.............         --             --        (17,139)
  Common stock repurchased........         --         (2,246)        (2,246)
                                        -----       --------      ---------
DECEMBER 28, 2002.................       (144)        (9,803)       (81,336)
  Net loss........................         --             --        (34,096)
  Other comprehensive income:
    Change in foreign currency
      translation.................        207             --            207
                                        -----       --------      ---------
  Comprehensive income (loss).....        207             --        (33,889)
  Contribution of debt to an
    affiliate of SC Holdings, Inc.         --             --          7,916
  Acquisition of SC Holdings, Inc.
    minority interest.............         --             --            (25)
  Increase in redemption
    obligation -- ESOP based on
    fair market value.............         --             --        (34,663)
  Common stock repurchased........         --         (7,383)        (7,383)
                                        -----       --------      ---------
DECEMBER 19, 2003.................      $  63       $(17,186)     $(149,380)
                                        =====       ========      =========
------------------------------------------------------------------------------------------------
SUCCESSOR
DECEMBER 20, 2003 (reflects the
  new basis of 100 common shares
  in connection with the
  Acquisitions)...................      $  --                     $ 387,838
  Deemed dividend to reflect
    carryover basis...............         --                      (100,388)
  Net loss........................         --                        (7,190)
  Other comprehensive income:
    Change in foreign currency
      translation.................         17                            17
                                        -----                     ---------
  Comprehensive income (loss).....         17                        (7,173)
                                        -----                     ---------
DECEMBER 27, 2003.................      $  17                     $ 280,277
                                        =====                     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        SIMMONS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               SUCCESSOR                    PREDECESSOR
                                                              ------------   ------------------------------------------
                                                              PERIOD FROM    PERIOD FROM
                                                              DECEMBER 20,   DECEMBER 29,
                                                              2003 THROUGH   2002 THROUGH    YEAR ENDED     YEAR ENDED
                                                              DECEMBER 27,   DECEMBER 19,   DECEMBER 28,   DECEMBER 29,
                                                                  2003           2003           2002           2001
                                                              ------------   ------------   ------------   ------------
                                                                                   (IN THOUSANDS)
Cash flows from operating activities:
Net loss....................................................    $ (7,190)      $(34,096)      $   (611)      $ (9,637)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization.............................         656         22,059         19,050         27,829
  Variable stock compensation expense.......................          --         68,415         15,561         14,847
  Goodwill impairment charge................................          --             --         20,285          7,882
  ESOP expense..............................................          --             --             --          2,816
  Provision for doubtful accounts...........................          42          3,799          3,082          6,006
  Provision (benefit) for deferred income taxes.............        (827)        (9,087)        11,109         (9,228)
  Non-cash interest expense.................................          62          9,481          3,234          4,366
  Gain on settlement of postretirement benefits.............          --             --             --         (2,137)
  Minority interest in loss.................................          --             --         (1,109)          (470)
  Other, net................................................          --           (249)          (409)           879
Net changes in operating assets and liabilities:
  Accounts receivable.......................................       1,448         (4,165)        (3,110)         8,335
  Inventories...............................................       2,310         (4,718)         1,359          1,114
  Other current assets......................................        (661)        (5,164)        (6,731)         1,082
  Accounts payable..........................................         354         (3,750)        10,813        (10,349)
  Accrued liabilities.......................................       2,136          1,547         14,986            967
  Settlement of retiree health care obligation..............          --             --             --         (2,250)
  Other, net................................................      (1,823)        15,957        (11,904)        (6,141)
                                                                --------       --------       --------       --------
Cash provided by (used in) operating activities.............      (3,493)        60,029         75,605         35,911
                                                                --------       --------       --------       --------
Cash flows from investing activities:
  Purchases of property, plant and equipment................          --         (8,791)        (7,961)        (5,729)
  Purchase and development of intangible assets.............          --         (1,720)        (3,932)        (2,924)
  Proceeds from disposals of property, plant and
    equipment...............................................          --             38            472            444
  Payments to the sellers for the Acquisitions..............    (697,883)            --             --             --
  Payments to option holders................................     (73,545)            --             --             --
  Payments of Acquisition costs.............................     (44,452)            --             --             --
                                                                --------       --------       --------       --------
Net cash used in investing activities.......................    (815,880)       (10,473)       (11,421)        (8,209)
                                                                --------       --------       --------       --------
Cash flows from financing activities:
  Repurchase of SC Holdings, Inc. minority interest and
    payment of SC Holdings, Inc. debt.......................          --        (18,653)            --             --
  Payments of Predecessor Senior Credit Facility, net.......     (51,656)       (24,356)       (53,061)       (28,796)
  Payments of other long-term borrowings....................          --         (4,936)        (5,567)        (3,471)
  Proceeds from long-term debt -- Affiliate, net............          --             --          1,123          3,756
  Repurchase of common stock................................          --         (7,383)        (2,246)          (917)
  Payments of Predecessor debt at Acquisitions..............    (171,599)            --             --             --
  Proceeds of Successor debt................................     748,275             --             --             --
  Proceeds from issuance of Successor common stock..........     327,553             --             --             --
  Payments of financing costs...............................     (31,090)            --           (570)          (714)
                                                                --------       --------       --------       --------
Net cash received from (used in) financing activities.......     821,483        (55,328)       (60,321)       (30,142)
                                                                --------       --------       --------       --------
Net effect of exchange rate changes on cash.................          17            207            (19)           (61)
Increase (decrease) in cash and cash equivalents............       2,127         (5,565)         3,844         (2,501)
Cash and cash equivalents, beginning of period..............       1,543          7,108          3,264          5,765
                                                                --------       --------       --------       --------
Cash and cash equivalents, end of period....................    $  3,670       $  1,543       $  7,108       $  3,264
                                                                ========       ========       ========       ========
Supplemental cash flow information:
  Cash paid for interest....................................    $  4,136       $ 21,345       $ 24,952       $ 29,234
                                                                ========       ========       ========       ========
  Cash paid for Jr. subordinated PIK note interest..........    $ 13,744       $     --       $     --       $     --
                                                                ========       ========       ========       ========
  Cash paid for bridge loan commitment fee..................    $  3,500       $     --       $     --       $     --
                                                                ========       ========       ========       ========
  Cash paid for senior subordinated notes tender premium....    $ 10,826       $     --       $     --       $     --
                                                                ========       ========       ========       ========
  Cash paid for income taxes................................    $     --       $  1,489       $    426       $  1,647
                                                                ========       ========       ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        SIMMONS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- THE COMPANY

     Simmons Company ("Simmons" or "the Company") is one of the largest bedding manufacturers in the United States of America. The Company operates in two business segments, (1) wholesale bedding and (2) retail bedding. The wholesale bedding segment consists of (i) the manufacture, sale and distribution of premium branded bedding products; (ii) the licensing of intellectual property to other manufacturers; and (iii) the sale of product returns, off-quality product and excess inventory through retail outlet stores. The retail bedding segment operates specialty sleep stores in California, Oregon and Washington that sell to consumers principally premium-branded bedding products.

     The Company manufactures mattresses, foundations, and sleep accessories through its wholly-owned subsidiaries, The Simmons Manufacturing Co., LLC and Simmons Caribbean Bedding, Inc. Simmons and its subsidiaries sell to a diverse nationwide base of approximately 3,400 retail customers, representing over 11,000 outlets, including furniture stores, specialty sleep shops, department stores, and rental stores.

     Simmons also distributes branded bedding products on a contract sales basis directly to institutional users, such as the hospitality industry and certain agencies of the U.S. government, through the Company's wholly-owned subsidiary, Simmons Contract Sales, LLC. The Company licenses its trademarks, patents and other intellectual property to various domestic and foreign manufacturers principally through its wholly-owned subsidiary, Dreamwell, Ltd.

     Additionally, the Company operated at December 27, 2003 seventeen retail outlet stores located throughout the United States of America through the Company's wholly-owned subsidiary, World of Sleep Outlets, LLC; 56 retail mattress stores operating as Mattress Gallery located in Southern California through the Company's wholly-owned subsidiary, Gallery Corp. (of which 26 stores were added in December 2002 by assuming the leases and acquiring certain inventory from Mattress Discounters Corporation, which was in bankruptcy, for approximately $1.7 million); and 47 retail mattress stores operating as Mattress Gallery and Sleep Country USA located in Oregon and Washington through the Company's subsidiary, SC Holdings, Inc. ("Sleep Country").

     On February 28, 2003, the Company, through an agreement and plan of merger, acquired the stock of Sleep Country from an affiliate of Fenway Partners ("Fenway") for approximately $18.4 million, plus additional contingent consideration based upon future performance. Because the Company and Sleep Country were controlled by affiliates of Fenway at the time of the acquisition, the Company is required to account for the acquisition as a transfer of assets within a group under common control. Under this accounting methodology, the Company and Sleep Country are treated as if they had been combined in a manner similar to the pooling of interests method for accounting and financial reporting purposes for the periods in which both entities were controlled by Fenway (from March 1, 2000).

  THE ACQUISITIONS

     In November 2003, THL Bedding Company acquired the Company for approximately $1.115 billion, including related acquisition costs (the "Acquisitions"). Concurrently with the closing of this transaction on December 19, 2003, each of THL Bedding Company and the former Simmons Company merged with and into the Company with the Company continuing as the surviving corporation. The Company, formerly known as Simmons Holdings, Inc., was renamed Simmons Company.

     The financing for the Acquisitions (including the refinancing of outstanding debt) was provided by (i) borrowings under a new $480.0 million Senior Secured Credit Facility, consisting of a $405 million term

                        SIMMONS COMPANY AND SUBSIDIARIES
loan facility and a $75.0 million revolving credit facility, which refinanced the Company's existing senior and subordinated loans, (ii) borrowings under a new $140.0 million senior unsecured term loan facility; (iii) issuance of $200.0 million senior subordinated notes; and (iv) $387.8 million of capital provided by Thomas H. Lee Equity Fund V, L.P. and its affiliates ("THL"), affiliates of Fenway and management of the Company.

     As a result of the Acquisitions, THL acquired approximately 75.8% of the voting stock of THL Bedding Holding Company ("THL Holding"), the Company's indirect parent. In connection with the stock purchase and the mergers, Fenway acquired 9.0% of voting stock of THL Holding and the Company's management and directors acquired 15.2% of the voting stock of THL Holding, after giving effect to restricted stock issued to management under THL Holding's equity incentive plan.

     In connection with the Transactions, certain members of the Company's management deferred $19.8 million of their proceeds from the Acquisitions into a deferred compensation plan of THL Holding. The deferred proceeds were deemed invested in Class A common stock of THL Holding ("Deemed Shares"). The Deemed Shares convert into cash or common stock of THL Holding based upon the outcome of uncertain events such as a change of control or initial public offering, or they will convert into common stock of THL Holding after ten years. The Deemed Shares have a put option that gives the holder the right for cash settlement under certain circumstances outside THL Holding's control. Accordingly, the deferred compensation plan has been recorded as a liability on THL Holding and is marked to market based upon a quarterly valuation of the common stock of THL Holding. The changes in the market value of the liability will be recorded as a compensation expense of the Company. THL Holding is unable to repurchase Deemed Shares without receiving dividends from the Company. The Company's New Senior Credit Facility, Senior Unsecured Term Loan Facility, and indenture for the New Notes restrict the payment of dividends by the Company to THL Holding for the purchase of Deemed Shares.

     The Acquisitions were accounted for as a purchase as prescribed by Statement of Financial Accounting Standards No. 141, Business Combinations, in accordance with Emerging Issues Task Force ("EITF") No. 88-16, Basis in Leveraged Buyout Transactions. This guidance requires the continuing residual interest retained by the continuing management investors, as a result of the Transactions, be reflected at its predecessor basis. In accordance with EITF Issue No. 90-12, Allocating Basis to Individual Assets and Liabilities for Transactions within the Scope of Issue No. 88-16, a step-up of assets and liabilities to fair value has been recorded in purchase accounting for the remaining interest in the Company acquired by THL and Fenway. The amount of carryover basis determined has been reflected as a deemed dividend of $100.5 million in the consolidated balance sheet.

     The purchase price allocation has not been finalized, and a tentative allocation has been made using the values that have been determined and the preliminary estimates for the values that have not yet been determined. The valuation of certain identifiable intangible assets are subject to completion, as certain assumptions have not yet been finalized. Following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the Acquisitions:

(IN THOUSANDS)
----------------------
Current assets..............................................   $  137,296
Property, plant and equipment...............................       54,446
Goodwill....................................................      792,230
Other assets................................................       50,385
Intangibles.................................................      159,511
                                                               ----------
Total assets acquired.......................................    1,193,868
                                                               ----------
Current liabilities.........................................       91,765
Acquisition costs...........................................       24,939
Non-current liabilities.....................................       62,295
                                                               ----------
Total liabilities assumed...................................     (178,999)
                                                               ----------
Deemed dividend.............................................      100,388
                                                               ----------
Purchase price..............................................   $1,115,257
                                                               ==========

     Since the Acquisitions were accounted for as a stock purchase, the respective tax basis of the assets and liabilities were not changed.

     The following condensed pro forma disclosure for net sales and net income are based on the consolidated financial statements included elsewhere herein, adjusted to give effect to (i) the Acquisitions; and (ii) the issuance of new debt (collectively the "Transactions"). These pro forma disclosures assume that the Transactions were consummated as of December 30, 2001 and December 29, 2002 and do not purport to be indicative of the results that would actually have been obtained if the Transactions had occurred on the date indicated or of the results that may be obtained in the future.

                        SIMMONS COMPANY AND SUBSIDIARIES

                                                        COMBINED   |   PREDECESSOR
PRO FORMA (IN THOUSANDS):                                 2003     |       2002
-------------------------                               --------   |   -----------
                                                                   |
Net sales.............................................  $806,333   |     $708,595
Net income (loss).....................................  $ 12,676   |     $ (6,562)

     For purposes of identification and description, Simmons Company is referred to as the "Predecessor" for the period prior to the Acquisitions, the "Successor" for the period subsequent to the Acquisitions, and the "Company" for both periods. For purposes of financial reporting, the period from December 29, 2002 through December 19, 2003 is referred to as "Predecessor '03" and the period from December 20, 2003 through December 27, 2003 is referred to as "Successor '03." The 2003 period including both Predecessor '03 and Successor '03 is referred to as "Combined '03".

  THE RECAPITALIZATION

     On July 16, 1998, the Company entered into a recapitalization agreement with its subsidiary, the former Simmons Company, and REM Acquisition, Inc., a transitory Delaware merger corporation ("REM"), sponsored by Fenway. Pursuant to the agreement, on October 29, 1998, REM merged with and into the Company (the "Recapitalization"), with the Company being the surviving corporation. As a result of the Recapitalization, Simmons Holdings, LLC, an entity controlled by funds affiliated with Fenway, acquired 75.1% of the outstanding voting shares of the Company, and management, the ESOP and Investcorp retained approximately 5.9%, 13.7% and 5.3%, respectively, of the outstanding shares of the Company. The Company accounted for the Recapitalization as a leveraged recapitalization, whereby the historical bases of the assets and liabilities of the Company were maintained through December 19, 2003.

NOTE B -- PRINCIPAL ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                        SIMMONS COMPANY AND SUBSIDIARIES

  USE OF ESTIMATES AND RECLASSIFICATIONS

     The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). Such financial statements include estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Actual results could differ from those estimates.

     Certain amounts in the 2002 and 2001 financial statements and related footnotes have been reclassified to conform with the current presentation.

  FISCAL YEAR

     The Company operates on a 52/53 week fiscal year ending on the last Saturday in December. Fiscal years 2003 (Successor '03 and Predecessor '03 periods combined), 2002 and 2001 comprised 52 weeks.

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

  SUPPLY AGREEMENTS

     The Company's wholesale segment from time to time enters into long-term supply agreements with its customers. Any initial cash outlay by the Company is capitalized and amortized as a reduction to revenue over the life of the contract and is ratably recoverable upon contract termination. Such capitalized amounts are included in other assets in the Company's consolidated balance sheets. Amortization expense related to these contracts was $0.2 million, $8.4 million, $4.6 million, and $4.2 million in Successor '03, Predecessor '03, 2002 and 2001, respectively.

  PROPERTY, PLANT AND EQUIPMENT

     The Acquisitions resulted in a new basis of the value of the Company's property, plant and equipment. Accordingly, property, plant and equipment were adjusted to their estimated fair value and estimated useful lives were adjusted. Depreciation expense is determined principally using the straight-line method over the estimated useful lives for financial reporting and accelerated methods for income tax purposes. Expenditures that substantially increase asset values or extend useful lives are capitalized. Expenditures for maintenance and repairs are expensed as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. Useful lives are generally as follows:

Buildings and improvements..................................  22 - 45 years
Leasehold improvements......................................   2 - 12 years
Machinery and equipment.....................................   2 - 15 years
Computers and software......................................   2 -  7 years

                        SIMMONS COMPANY AND SUBSIDIARIES

  INTANGIBLE ASSETS

     Definite lived intangible assets are amortized using the straight-line method, which the Company believes is most appropriate, over their estimated period of benefit, ranging from one to eleven years. Indefinite lived intangible assets, such as goodwill, brands, trademarks, customer lists, supplier agreements and domain names, are not amortized.

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

     As discussed in Note H to the consolidated financial statements, the Company recognized impairment charges related to its retail segment in 2002 and 2001 of $20.3 million and $7.9 million, respectively.

  DEBT ISSUANCE COSTS

     The Company capitalizes costs associated with the issuance of debt and amortizes the cost as additional interest expense over the lives of the debt using the effective interest rate method. Amortization expense of $0.1 million, $9.5 million (of which $7.1 million represented the remaining unamortized debt issuance costs related to debt repaid in connection with the Acquisitions), $4.3 million, and $2.5 million for Successor '03, Predecessor '03, 2002 and 2001, respectively, is included as a non-cash component of interest expense in the accompanying Consolidated Statements of Operations.

     Due to the adoption of SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"), $0.5 million of extraordinary expense, net of tax, related to accelerated debt payments in 2001 has been reclassified to interest expense ($0.9 million) with the related tax benefit ($0.4 million) reclassified to income tax benefit in the accompanying Consolidated Statements of Operations.

  REVENUE RECOGNITION

     The Company's wholesale segment recognizes revenue, net of estimated returns, when title and risk of ownership passes, which is generally upon delivery of shipments. Sales are presented net of cash discounts, rebates, returns and certain consideration provided to customers such as co-operative advertising costs, promotional monies and amortization of supply agreements. The Company uses historical trend information regarding returns to reduce sales for estimated future returns. The Company provides an allowance for bad debts for estimated uncollectible accounts receivable, which is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

                        SIMMONS COMPANY AND SUBSIDIARIES

     The Company's retail segment recognizes revenue when title and risk of ownership passes, which is generally upon delivery of the products to customers. The Company's retail segment allows customers to exchange products within 60 days of purchase. Historically, those returns have not been material and, accordingly, no reserves for retail sales returns have been included in the accompanying Consolidated Statements of Operations.

  PRODUCT DELIVERY COSTS

     Product delivery costs for our wholesale segment are billed to the Company's customers and are included as a component of net sales. The Company's wholesale segment incurred $0.4 million, $35.9 million, $31.4 million, and $30.9 million in shipping and handling costs associated with the delivery of finished mattress products to its customers in Successor '03, Predecessor '03, 2002 and 2001, respectively. These costs are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

     Because of the Company's obligation to repurchase shares from the ESOP under certain circumstances for their then current fair value, the Company has classified the redemption value of such shares in the accompanying consolidated balance sheets as redemption obligation -- ESOP as of December 28, 2002, respectively. In connection with the Acquisitions, the Company repurchased 3,382,739.58 shares of the Company held by the ESOP for $95.9 million which satisfied the redemption obligation.

  STOCK OPTION PLANS

     The Company applied the intrinsic value-based method of accounting prescribed by Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB No. 25), to account for its previous employee stock option plans. Under this method, compensation expense was recorded over the service period based upon the intrinsic value of the options as they were earned by the employees. SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company adopted the disclosure-only provisions and continued to apply the intrinsic value-based method of accounting as described above. The accounting for awards of stock-based compensation where an employee can compel the entity to settle the award by transferring cash or other assets to employees rather than by issuing equity instruments is substantially the same under SFAS 123 and APB 25. Accordingly, SFAS 123 pro-forma disclosures are not presented.

  FOREIGN CURRENCY

     Subsidiaries located outside the United States of America generally use the local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to accumulated other comprehensive income
(loss), a separate component of stockholders' deficit.

                        SIMMONS COMPANY AND SUBSIDIARIES

  PRODUCT DEVELOPMENT COSTS

     Costs associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to approximately $0.1 million, $3.0 million, $2.4 million and $1.8 million for Successor '03, Predecessor '03, 2002 and 2001, respectively.

  REBATES

     The Company's wholesale segment provides volume rebates to certain customers for the achievement of various purchase volume levels. The Company recognizes a liability for the rebate at the point of revenue recognition for the underlying revenue transactions that result in progress by the customer towards earning the rebate. Measurement of the liability is based on the estimated number of customers that will ultimately earn and claim the rebates or refunds under the offer. Rebates were $0.1 million, $15.7 million, $10.4 million and $10.6 million in Successor '03, Predecessor '03, 2002 and 2001, respectively, and are included as a reduction of sales in the accompanying Consolidated Statements of Operations.

  ADVERTISING COSTS

     The Company's wholesale segment records the cost of advertising, including co-op advertising, as an expense or a reduction of net sales when incurred or no later than when the advertisement appears or the event is run. Advertising costs were $0.6 million, $98.5 million, $85.2 million and $72.5 million for Successor '03, Predecessor '03, 2002 and 2001, respectively, and are included as either a reduction of net sales or a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

     The Company's retail segment records advertising costs, including promotional materials, and media production costs to expense as incurred. Costs for placement of advertisements and airtime are charged to expense once broadcast. Retail segment advertising expense, net of co-operative advertising receipts, aggregated $0.1 million, $3.1 million, $3.6 million, $4.4 million for Successor '03, Predecessor '03, 2002 and 2001, respectively.

  INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established, when necessary, to reduce deferred tax assets to amounts expected to be realized.

  WARRANTIES

     The Company's wholesale segment warranty policy provides a 10-year non-prorated warranty service period on all first quality products, except for certain products for the hospitality industry which have varying non-prorated warranty periods generally ranging from five to ten years. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. Accrued warranties totaled $3.8 million

                        SIMMONS COMPANY AND SUBSIDIARIES
and $3.4 million, respectively, as of December 27, 2003 and December 28, 2002. The following table presents a reconciliation of the Company's warranty liability at December 27, 2003 (amounts in thousands):

                                                               DOLLAR AMOUNT
                                                               OF LIABILITY
                                                               -------------
Balance at December 28, 2002................................      $ 3,434
Accrual for warranties during 2003..........................        3,976
Settlements made during 2003................................       (3,607)
                                                                  -------
Balance at December 27, 2003................................      $ 3,803
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

  DERIVATIVE INSTRUMENTS

     Effective January 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This statement, as amended, standardized the accounting for derivative instruments, including derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of the hedging relationship. The cumulative effect upon prior years of adopting SFAS 133 was not material.

  SIGNIFICANT CONCENTRATIONS OF RISK

     Cash and cash equivalents are maintained with several major financial institutions in the U.S., Puerto Rico and Canada. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand. Additionally, the Company monitors the financial condition of such institutions and considers the risk of loss remote.

     The Company's wholesale bedding segment manufactures and markets sleep products, including mattresses and foundations to retail establishments primarily in the U.S. The wholesale bedding segment performs periodic credit evaluations of its customers' financial condition and generally does not, in most cases, require collateral. Shipments to the wholesale bedding segment's five largest customers aggregated approximately 19%, 17% and 17% of total wholesale shipments for each of Combined '03, 2002 and 2001, respectively, and no single customer accounted for over 10% of the wholesale bedding segment's net sales.

     Purchases of raw materials from one vendor represented approximately 21%, 21% and 20% of the wholesale bedding segment cost of products sold for Combined '03, 2002 and 2001, respectively. The wholesale bedding segment also primarily utilizes two third-party logistics providers which, in the aggregate, accounted for 74%, 66% and 63% of outbound wholesale shipments in Combined '03, 2002 and 2001, respectively.

  ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), principally to provide guidance on the identification of entities for which control is

                        SIMMONS COMPANY AND SUBSIDIARIES
achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 was effective for the Company's first quarter 2003 with transitional disclosure required with these financial statements. The Company does not have any variable interest entities.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 113 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. The amendments set forth by SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The guidance is to be applied prospectively. The adoption of this Statement did not have a significant impact on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new guidance requires that those instruments be classified as liabilities in statements of financial position. The adoption of this Statement did not have a significant impact on the Company's consolidated financial statements.

     In December 2003, The FASB issued SFAS No. 132 (Revised), Employers' Disclosure about Pensions and Other Postretirement Benefits ("SFAS 132R"). A revision of the pronouncement originally issued in 1998, SFAS 132R expands employers' disclosure requirements for pension and postretirement benefits to enhance information about plan assets, obligations, benefit payments, contributions, and net benefit cost. SFAS 132R does not change the accounting requirements for pensions and other postretirement benefits. This statement is effective for fiscal years ending after December 15, 2003, with interim-period disclosure requirements effective for interim periods beginning after December 15, 2003. The adoption of this Statement did not have a significant impact on the Company's consolidated financial statements.

NOTE C -- SEGMENT INFORMATION

     The Company operates in two business segments, (1) wholesale bedding and
(2) retail bedding. The wholesale bedding segment consists of (i) the manufacture, sale and distribution of premium branded bedding products; (ii) the licensing of intellectual property to other manufacturers; and (iii) the sale of product returns, off-quality product and excess inventory through retail outlet stores. The retail bedding segment operates specialty sleep stores in California, Oregon and Washington, that sell to consumers principally premium branded bedding products.

     The Company is currently pursuing the sale of one of its retail bedding subsidiaries and has classified the assets and liabilities for this subsidiary as held for sale in the accompanying balance sheets (see Note D to the consolidated financial statements for further explanation).

     The Company evaluates performance and allocates resources based on net sales, operating income and earnings before income taxes, depreciation and amortization. The following table summarizes segment

                        SIMMONS COMPANY AND SUBSIDIARIES
information as of and for the Successor '03, Predecessor '03, December 28, 2002 and December 29, 2001 are as follows:

                                                          SUCCESSOR 2003
                                         ------------------------------------------------
                                         WHOLESALE
                                          BEDDING     RETAIL    ELIMINATIONS     TOTALS
                                         ----------   -------   ------------   ----------
                                                          (IN THOUSANDS)
Net sales..............................  $    6,855   $ 2,208     $   (346)    $    8,717
Operating income (loss)................      (2,912)     (668)         307         (3,273)
Income (loss) before income taxes......      (7,652)     (672)         307         (8,017)
Adjusted EBITDA*.......................        (826)      (85)         307           (604)
Segment assets.........................   1,142,939    38,638        1,542      1,183,119
Depreciation and amortization
  expense..............................         638        18           --            656
Expenditures for long-lived assets.....          --        --           --             --

                                                           PREDECESSOR 2003
                                            ---------------------------------------------
                                            WHOLESALE
                                             BEDDING    RETAIL    ELIMINATIONS    TOTALS
                                            ---------   -------   ------------   --------
                                                           (IN THOUSANDS)
Net sales.................................  $734,163    $95,681     $(32,228)    $797,616
Operating income (loss)...................     2,274      3,905         (818)       5,361
Income (loss) before income taxes.........   (44,013)     1,890         (818)     (42,941)
Adjusted EBITDA*..........................   120,583      5,135         (818)     124,900
Depreciation and amortization expense.....    21,464        595           --       22,059
Expenditures for long-lived assets........     7,130      1,661           --        8,791

                                                         DECEMBER 28, 2002
                                           ----------------------------------------------
                                           WHOLESALE
                                            BEDDING     RETAIL    ELIMINATIONS    TOTALS
                                           ---------   --------   ------------   --------
                                                           (IN THOUSANDS)
Net sales................................  $658,957    $ 71,769   $    (22,131)  $708,595
Operating income (loss)..................    67,382     (22,115)          (523)    44,744
Income (loss) before income taxes and
  minority interest in loss..............    37,649     (26,841)          (523)    10,285
Adjusted EBITDA*.........................   104,347        (460)          (990)   102,897
Segment assets...........................   405,298      39,733        (34,000)   411,031
Depreciation and amortization expense....    18,147       1,371           (468)    19,050
Goodwill impairment......................        --      20,285             --     20,285
Expenditures for long-lived assets.......     6,323       1,638             --      7,961

                        SIMMONS COMPANY AND SUBSIDIARIES

                                                         DECEMBER 29, 2001
                                           ----------------------------------------------
                                           WHOLESALE
                                            BEDDING     RETAIL    ELIMINATIONS    TOTALS
                                           ---------   --------   ------------   --------
                                                           (IN THOUSANDS)
Net sales................................  $601,824    $ 77,416   $    (24,031)  $655,209
Operating income (loss)..................    40,930     (15,205)           (78)    25,647
Income (loss) before income taxes and
  minority interest in loss..............     1,029     (18,734)           (78)   (17,783)
Adjusted EBITDA*.........................    88,572      (2,684)           350     86,238
Segment assets...........................   402,666      58,712        (29,203)   432,175
Depreciation and amortization expense....    22,823       4,578            428     27,829
Goodwill impairment......................        --       7,882             --      7,882
Expenditures for long-lived assets.......     4,957         772             --      5,729

---------------

* The table above presents "Adjusted EBITDA" which as presented is a financial measure that is used in the credit agreement for the senior secured credit facility. The credit agreement for the senior secured credit facility requires us to comply with a specified debt-to-Adjusted EBITDA leverage ratio and a specified Adjusted EBITDA-to-cash-interest expense ratio for specified periods. Borrowings under the senior secured credit facility will be a key source of our liquidity. Our ability to borrow under the senior secured credit facility depends on, among other things, our compliance with the financial ratio covenants set forth in the credit agreement. Failure to comply with these financial ratio covenants would result in a violation of the credit agreement for the senior secured credit facility and, absent a waiver or an amendment from the lenders under such agreement, permit the acceleration of all outstanding borrowings under such credit agreement.

  EBITDA and Adjusted EBITDA are not defined terms under GAAP and should not be considered as alternatives to operating income or net income as measures of operating results or cash flows as a measure of liquidity. EBITDA represents earnings before interest expense, income tax expense and depreciation and amortization. Adjusted EBITDA differs from the term "EBITDA" as it is commonly used by other companies and by Simmons. Adjusted EBITDA adjusts net income by excluding certain items. EBITDA and Adjusted EBITDA have important limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP.

  For example, EBITDA and Adjusted EBITDA: do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments; do not reflect changes in, or cash requirements for, our working capital needs; do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; exclude tax payments that represent a reduction in cash available to us; do not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; and Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we and the lenders under the senior secured credit facility may consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in our senior secured credit facility allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income. However, these are expenses that may recur, vary greatly and are difficult to predict. They can represent the effect of long-term strategies as opposed to short-term results. In addition, certain of these expenses can represent the reduction of cash that could be used for other corporate purposes. Because of these limitations, we rely primarily on our GAAP results and use EBITDA and Adjusted EBITDA only supplementally.

     In the "Eliminations" column of each period presented above, the segment assets consists primarily of investments in subsidiaries, receivables and payables, and gross wholesale bedding profit in ending retail

                        SIMMONS COMPANY AND SUBSIDIARIES
inventory. The segment operating income (loss) has been adjusted to eliminate the wholesale bedding profit in ending retail inventory.

NOTE D -- ASSETS/LIABILITIES HELD FOR SALE

     In April 2003, the Company initiated a sales process of its retail operations in one or more transactions. Following the Acquisitions, the Board of Directors decided to continue a sales process for the Mattress Gallery retail operations in California and to continue to operate the Sleep Country Oregon and Washington retail operations. The Company has identified a potential buyer of Mattress Gallery and anticipates a closing in the second quarter of 2004.

     In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reflected assets and liabilities for Mattress Gallery as held for sale in the consolidated balance sheets. The Company has not reflected the results of operations for its Mattress Gallery as discontinued operations since the Company believes it is likely it will have an ongoing interest in the cash flows of the operations through a long-term supply agreement.

     The components of the assets and liabilities held for sale as of December 27, 2003 are as follows (amounts in thousands):

                              ASSETS HELD FOR SALE

Accounts receivable, net....................................   $1,522
Inventories.................................................    4,996
Other current assets........................................      221
Property, plant and equipment, net..........................    1,057
Other assets................................................      768
                                                               ------
  Total assets held for sale................................   $8,564
                                                               ======

                           LIABILITIES HELD FOR SALE

Accounts payable............................................   $  503
Other current liabilities...................................    1,207
Other long-term liabilities.................................      354
                                                               ------
  Total liabilities held for sale...........................   $2,064
                                                               ======

NOTE E -- EMPLOYEE STOCK OWNERSHIP PLAN

     Prior to the Acquisitions, the Company was structured so that many employees of the Company had a beneficial ownership of the stock of the Company through their participation in the ESOP. Through 2002, the Company made annual contributions to the ESOP in an amount up to 25% of eligible participant compensation, subject to certain limitations and conditions. The ESOP used all such contributions to repay the ESOP loan. As a result, there were no cash costs associated with the contributions to the ESOP. Following 2002, no further Company contributions were made to the ESOP.

     ESOP assets are held in trust by State Street Bank and Trust Company, the ESOP trustee. Prior to repayment of the ESOP loan in full in 2002, the ESOP shares were held in a suspense account and were released to the ESOP participants' accounts based on debt service. In 2001, 988,124 shares were released to participants' accounts for the 2000 ESOP allocation. In 2002, 298,006 shares were released to participants'

                        SIMMONS COMPANY AND SUBSIDIARIES
accounts for the 2001 ESOP allocation. At December 28, 2002, all shares of the Company's common stock in the ESOP were allocated, resulting in no further scheduled allocation of shares to participants.

     Under the provisions of the ESOP, the Company was obligated to repurchase participant shares distributed under the terms of the ESOP, as long as the shares were not publicly traded or the shares were subject to trading limitations. The Company regularly repurchased shares from the ESOP to provide liquidity for cash distributions. Prior to the Acquisitions, the Company repurchased approximately 26,065 shares and 29,345 shares from the ESOP in 2003 and 2002, respectively, at an average price of $17.8891 and $15.2038 per share, respectively. The ESOP held 3,414,300 as of December 28, 2002. In connection with the Acquisitions, the Company repurchased 3,382,740 shares of the Company held by the ESOP for $95.9 million which satisfied the redemption obligation.

     Although the ESOP no longer has a beneficial ownership of the stock of the Company, the plan remains in existence. Approximately 35% of the Company's full-time employees are participants in the ESOP.

NOTE F -- INVENTORIES

     Inventories consisted of the following as of December 27, 2003 and December 28, 2002 (amounts in thousands):

                                                                2003    |    2002
                                                              --------- | -----------
                                                                        |
Raw materials...............................................   $13,005  |   $11,198
Work-in-progress............................................     1,099  |     1,240
Finished goods..............................................    12,476  |     8,611
Inventory held at retail stores.............................     4,775  |     2,423
                                                               -------  |   -------
                                                               $31,355  |   $23,472
                                                               =======  |   =======

NOTE G -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following as of December 27, 2003 and December 28, 2002 (amounts in thousands):

                                                                2003    |    2002
                                                              --------- | -----------
                                                                        |
Land, buildings and improvements............................   $13,885  |   $11,883
Leasehold improvements......................................     4,322  |     9,926
Machinery and equipment.....................................    31,383  |    75,500
Construction in progress....................................     3,799  |       957
                                                               -------  |   -------
                                                                53,389  |    98,266
Less accumulated depreciation...............................      (161) |   (56,954)
                                                               -------  |   -------
                                                               $53,228  |   $41,312
                                                               =======  |   =======

     Depreciation expense for the Successor '03, Predecessor '03, 2002 and 2001 was $0.2 million, $13.7 million and $12.2 million, respectively.

                        SIMMONS COMPANY AND SUBSIDIARIES

NOTE H -- GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangible assets consisted of the following as of December 27, 2003 and December 28, 2002 (amounts in thousands):

                              RANGE OF         DECEMBER 27, 2003       |       DECEMBER 28, 2002
                              WEIGHTED   ----------------------------- | -----------------------------
                              AVERAGE    GROSS CARRYING   ACCUMULATED  | GROSS CARRYING   ACCUMULATED
                                LIFE         AMOUNT       AMORTIZATION |     AMOUNT       AMORTIZATION
                              --------   --------------   ------------ | --------------   ------------
                                                                       |
Definite lived intangible                                              |
  assets, including                                                    |
  patents, customer                                                    |
  contracts, etc. ..........    1-11        $83,374          $(311)    |    $17,453         $(15,933)
Indefinite lives intangible                                            |
  assets, including brands,                                            |
  trademarks, etc. .........                $76,135             --     |    $ 5,723               --


     As a result of the Acquisitions, the Company recorded additions of $150.8 million in intangible assets based upon preliminary valuations.

     On December 30, 2001 (the first day of fiscal year 2002), the Company adopted SFAS 142 and ceased to amortize goodwill and costs associated with indefinite life trademarks. As required by SFAS 142, the Company reassessed the expected useful lives of existing intangible assets. This reassessment resulted in no changes to the expected useful lives of the Company's patents and licenses. The following table presents the Company's Successor '03, Predecessor '03, 2002 and 2001 results on a basis comparable to the 2003 results, adjusted to exclude amortization expense (including any related tax effects) related to goodwill (amounts in thousands):

                                                SUCCESSOR   PREDECESSOR
                                                  2003         2003       2002     2001
                                                ---------   -----------   -----   -------
Reported net loss.............................   $(7,190)    $(34,096)    $(611)  $(9,637)
Add back: tax effected goodwill
  amortization................................        --           --        --     8,320
                                                 -------     --------     -----   -------
Adjusted net loss.............................   $(7,190)    $(34,096)    $(611)  $(1,317)
                                                 =======     ========     =====   =======

     In connection with the acquisition of substantially all of the retail store locations and other assets of H&H Sleep Centers, Inc. ("H&H") and CBMC Corp. ("CBMC") by Gallery Corp. ("Gallery") in 2000, the Company recorded $16.1 million of goodwill. This represented the excess of the purchase price over the fair value of assets acquired and was being amortized on a straight line basis over a twenty year period. Due to various Gallery operating factors, in the fourth quarter of 2001 the Company reviewed the carrying value of Gallery's goodwill in accordance with the Company's accounting policies and recorded an impairment charge of $7.9 million to write down the Gallery goodwill to its estimated market value. There were no goodwill additions for the year ended December 28, 2002.

                        SIMMONS COMPANY AND SUBSIDIARIES

     As part of the adoption of SFAS 142, the Company performed initial valuations during the first quarter 2002 to determine if any impairment of goodwill and indefinite-lived intangibles existed and determined that no impairment of goodwill and indefinite-lived intangible assets existed. In accordance with SFAS 142, goodwill was again tested at December 28, 2002 for impairment by comparing the fair value of the Company's reporting units to their carrying values. Fair values were determined by the assessment of future discounted cash flows. As noted in the following paragraph, based upon the impairment test performed, a goodwill impairment charge was recorded in 2002 for the Company's retail segment. This impairment test will be performed each year on the last day of the Company's fiscal year unless circumstances or events necessitate an evaluation at an interim date.

     In connection with the acquisition of 51 retail store locations and other stock of Sleep Country USA, Inc., Sleep Country of Oregon, Inc. and Sleep Train, Inc. by SC Holdings, Inc. ("Sleep Country") in 2000, the Company recorded $40.5 million of goodwill. The goodwill represented the excess of the purchase price over the fair value of assets acquired and was being amortized on a straight line basis over a fifteen year period prior to the adoption of SFAS 142. In the fourth quarter of 2002, Sleep Country recognized a goodwill impairment of $20.3 million. The review of the goodwill for impairment was necessary due to the continued weakness in the retail economy and the failure of Sleep Country to reach the sales and profit levels included in its original impairment test as of January 1, 2002.

NOTE I -- ACCRUED LIABILITIES

     Accrued liabilities consisted of the following as of December 27, 2003 and December 28, 2002 (amounts in thousands):

                                                                2003    |    2002
                                                              --------- | -----------
                                                                        |
Accrued wages and benefits..................................   $20,230  |   $18,051
Accrued advertising and incentives..........................    21,612  |    18,480
Accrued interest............................................     1,238  |     6,213
Other accrued expenses......................................    10,868  |    14,534
                                                               -------  |   -------
                                                               $53,948  |   $57,278
                                                               =======  |   =======

                        SIMMONS COMPANY AND SUBSIDIARIES

NOTE J -- LONG-TERM DEBT

     Long-term debt consisted of the following at December 27, 2003 and December 28, 2002 (amounts in thousands):

                                                                2003    |    2002
                                                              --------- |  -----------
                                                                        |
Senior Credit Facility:                                                 |
  New Revolving Loan........................................  $  3,275  |  $     --
  Old Tranche A Term Loan...................................        --  |    14,500
  Old Tranche B Term Loan...................................        --  |    42,505
  Old Tranche C Term Loan...................................        --  |    19,006
  New Tranche B Term Loan...................................   405,000  |        --
                                                              --------  |  --------
  Total Senior Credit Facility..............................   408,275  |    76,011
Sleep Country Senior Credit Facility:                                   |
  Term Loan.................................................        --  |    16,500
  Revolving Loan............................................        --  |     1,500
                                                              --------  |  --------
  Total Sleep Country Senior Credit Facility................        --  |    18,000
Sleep Country Debt to Affiliate.............................        --  |     8,065
Senior Unsecured Term Loan..................................   140,000  |        --
Industrial Revenue Bonds, 7.00%, due 2017...................     9,700  |     9,700
Industrial Revenue Bonds, 3.33%, due 2016...................     4,000  |     4,200
Banco Santander Loan, 3.42%, due 2013.......................     2,116  |     2,329
7.875% Senior Subordinated Notes due 2014...................   200,000  |        --
10.25% Series B Senior Subordinated Notes due 2009..........     5,284  |   150,000
Notes Payable to former Shareholders........................        --  |     5,474
17.5% Junior Subordinated Payment-in-Kind due 2011, net of              |
  discount..................................................        --  |    16,488
Other, including capital lease obligations..................       878  |       515
                                                              --------  |  --------
                                                               770,253  |   290,782
Less current portion........................................    (9,512) |   (22,125)
                                                              --------  |  --------
                                                              $760,741  |  $268,657
                                                              ========  |  ========

     In connection with the Acquisitions on December 19, 2003, the Company entered into a new Senior Credit Facility (the "New Senior Credit Facility"), a Senior Unsecured Term Loan Facility, and issued 7.875% Senior Subordinated Notes, the aggregate proceeds of which repaid the outstanding amounts under the old senior credit facility, notes payable to former shareholders, junior subordinated payment-in-kind, and a portion of the Company's 10.25% Senior Subordinated Notes.

     The New Senior Credit Facility provides for a $75.0 million revolving credit facility. The revolving credit facility will expire on the earlier of (a) December 19, 2009 or (b) such other date as the revolving credit commitments thereunder shall terminate in accordance with the terms of the New Senior Credit Facility. The New Senior Credit Facility also provides for a $405.0 million Tranche B term loan facility. The Tranche B term loan has a final scheduled maturity date of December 19, 2011.

     As of December 27, 2003, the Company had availability to borrow $61.2 million under the Revolving Loan Facility after giving effect to $3.3 million of borrowings and $10.5 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the Revolving Loan Facility may be utilized to meet the Company's current working capital

                        SIMMONS COMPANY AND SUBSIDIARIES
requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the Revolving Loan Facility to fund distributions, acquisitions and capital expenditures.

     The Senior Unsecured Term Loan Facility which provides for a $140 million Senior Unsecured Term Loan. The Senior Unsecured Term loan has a final scheduled maturity date of June 17, 2012.

     The New Senior Credit Facility and the Senior Unsecured Term Loan bear interest at the Company's choice of Eurodollar Rate or Base Rate (both as defined), plus the following applicable interest rate margins as follows:

                                                              EURODOLLAR   BASE
                                                                 RATE      RATE
                                                              ----------   ----
Revolving Loan Facility.....................................     2.50%     1.50%
Tranche B Term Loan.........................................     2.75%     1.75%
Senior Unsecured Term Loan..................................     3.75%     2.75%

     The weighted average interest rates per annum in effect as of December 27, 2003 for the Revolving Loan Facility, Tranche B Term Loan and Senior Unsecured Term Loan were 3.69%, 3.94% and 4.94%, respectively.

     The use of interest rate risk management instruments, such as collars and swaps, is required under the terms of the New Senior Credit Facility. The Company is required to maintain protection against fluctuations in interest rates, and may do so through utilizing Eurodollar Rate loans having twelve-month interest periods or through one or more interest rate agreements.

     In order to address interest rate risk, the Company has developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. On January 26, 2004, the Company elected to set its interest rate at the twelve-month Eurodollar Rate for approximately $325.0 million of the Tranche B Term Loan and the $140 million Senior Unsecured Term Loan, which fixed the Eurodollar Rate at 1.375% through January 26, 2005 for approximately 84% of floating rate debt outstanding as of December 27, 2003. Additionally, to further address interest rate risk, the Company entered into an interest rate cap agreement on February 11, 2004 for a notional amount of $170.0 million which capped the Eurodollar Rate at 5.0% for the period of January 26, 2005 through January 26, 2006.

     On December 19, 2003, the Company completed a financing, which consisted of the sale of $200.0 million of 7.875% Senior Subordinated Notes due 2014 (the "New Notes") pursuant to a private offering. The New Notes bear interest at the rate of 7.875% per annum, which is payable semi-annually in cash in arrears on January 15 and July 15. The Notes mature on January 15, 2014. The New Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company. The Company plans to issue 7.875% Senior Subordinated Notes due 2014 (the "Exchange Notes") in exchange for all New Notes, pursuant to an exchange offer whereby holders of the New Notes will receive Exchange Notes which have been registered under the Securities Act of 1933, as amended, but are otherwise identical to the New Notes.

     At any time prior to January 17, 2007, the Company may redeem up to 40% of the aggregate principal amount of the New Notes at a price of 107.875% in connection with an Equity Offering, as defined. With the exception of an Equity Offering, the New Notes are redeemable at the option of the Company beginning January 15, 2009 at prices decreasing from 103.938% of the principal amount thereof to par on January 15, 2012 and thereafter. The Company is not required to make mandatory redemption or sinking fund payments with respect to the New Notes.

                        SIMMONS COMPANY AND SUBSIDIARIES

     The indenture for the New Notes requires the Company and its subsidiaries to comply with certain restrictive covenants, including a restriction on dividends; and limitations on the incurrence of indebtedness, certain payments and distributions, and sales of the Company's assets and stock.

     The 10.25% Series B Senior Subordinated Notes ("Old Notes") bear interest at the rate of 10.25% per annum, which is payable semi-annually in cash in arrears on March 15 and September 15. On November 18, 2003, the Company initiated a tender offer for the Old Notes and a consent solicitation to remove substantially all restrictive covenants in the indenture governing the Old Notes. As a result of the tender offer, $144.9 million principal amount of Old Notes were tendered at a premium of $10.4 million. On March 10, 2004, the Company gave notice to tender on April 12, 2004 the remaining $5.1 million of Old Notes outstanding at 105.125% of the principal amount thereof for a total payment of $5.3 million. The Old Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company. As a result of the Transactions, the Company marked the Old Notes to fair market value as of the date of the Transactions.

     The New Notes and Old Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by all of the Company's active domestic subsidiaries. The following Supplemental Consolidating Condensed Financial Statements provide additional guarantor/non-guarantor information.

                        SIMMONS COMPANY AND SUBSIDIARIES
         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 27, 2003
                                 (IN THOUSANDS)

                                                         NEW ISSUER AND
                                                           GUARANTORS
                                                  -----------------------------
                                                                       NEW               NEW
                                                    SIMMONS         GUARANTOR       NON-GUARANTOR
                                                    COMPANY        SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                  ------------     ------------     --------------    ------------     ------------
Net sales                                         $    (47,462)    $    842,157     $       11,638    $         --     $    806,333
Cost of products sold                                    1,142          408,246              8,289              --          417,677
                                                  ------------     ------------       ------------    ------------     ------------
  Gross margin                                         (48,604)         433,911              3,349              --          388,656
                                                  ------------     ------------       ------------    ------------     ------------
Operating expenses:
  Selling, general and administrative expenses         192,095          101,675              1,367              --          295,137
  Variable stock compensation expense                   63,402            4,734                279              --           68,415
  Amortization of intangibles                              304              313                 --              --              617
  Transaction expenses                                  22,399               --                 --              --           22,399
                                                  ------------     ------------       ------------     -----------     ------------
                                                       278,200          106,722              1,646              --          386,568
                                                  ------------     ------------       ------------     -----------     ------------
    Operating income (loss)                           (326,804)         327,189              1,703              --            2,088
Interest expense, net                                   48,539            1,202                 12              --           49,753
Other (income) expense, net                           (251,663)         253,991                965              --            3,293
Income from subsidiaries                                47,386               --                 --         (47,386)              --
                                                  ------------     ------------       ------------     -----------     ------------
    Income (loss) before income taxes                  (76,294)          71,996                726         (47,386)         (50,958)
Income tax expense (benefit)                           (35,008)          25,089                247              --           (9,672)
                                                  ------------     ------------       ------------     -----------     ------------
    Net income (loss)                             $    (41,286)    $     46,907       $        479     $   (47,386)    $    (41,286)
                                                  ============     ============       ============     ============    ============

                        SIMMONS COMPANY AND SUBSIDIARIES
              SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEETS
                            As of December 27, 2003
                                 (IN THOUSANDS)

                                            NEW ISSUER AND
                                              GUARANTORS
                                       ------------------------
                                                       NEW             NEW
                                       SIMMONS      GUARANTOR     NON-GUARANTOR
                                       COMPANY     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      ----------   ------------   -------------    ------------   ------------
               ASSETS
Current assets:
  Cash and cash equivalents.........  $      615     $    667        $ 2,388         $     --      $    3,670
  Accounts receivable ..............         784       62,934          2,150               --          65,868
  Inventories.......................          --       30,495            860               --          31,355
  Other ............................       9,898       20,795          1,460               --          32,153
                                      ----------     --------        -------         --------      ----------
     Total current assets...........      11,297      114,891          6,858               --         133,046
                                      ----------     --------        -------         --------      ----------
Property, plant and equipment, net..       9,500       39,353          4,375               --          53,228
Goodwill and other intangibles, net.     926,091       25,338             --               --         951,429
Other assets........................      22,721       22,695             --               --          45,416
Net investment in and advances to
  (from) subsidiaries...............     164,895       54,868             --         (219,763)             --
                                      ----------     --------        -------         --------      ----------
                                      $1,134,504     $257,145        $11,233        $(219,763)     $1,183,119
                                      ==========     ========        =======         ========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term
     debt...........................  $    8,322     $    958        $   232         $     --      $    9,512
  Accounts payable and accrued
    liabilities ....................      12,428       79,535          4,005               --          95,968
                                      ----------     --------        -------         --------      ----------
     Total current liabilities......      20,750       80,493          4,237               --         105,480
Long-term debt......................     745,238       13,575          1,928               --         760,741
Deferred income taxes...............      24,545       (1,222)           396               --          23,719
Other non-current liabilities.......       9,532        2,955            415               --          12,902
Net due to (from) subsidiaries......      54,162           --            706          (54,868)             --
                                      ----------     --------        -------         --------      ----------
     Total liabilities..............     854,227       95,801          7,682          (54,868)        902,842
                                      ----------     --------        -------         --------      ----------
Stockholders' equity ...............     280,277      161,344          3,551         (164,895)        280,277
                                      ----------     --------        -------         --------      ----------
                                      $1,134,504     $257,145        $11,233        $(219,763)     $1,183,119
                                      ==========     ========        =======         ========      ==========


                        SIMMONS COMPANY AND SUBSIDIARIES

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE COMBINED YEAR ENDED DECEMBER 27, 2003
                                 (IN THOUSANDS)

                                             NEW ISSUER AND
                                               GUARANTORS
                                        ------------------------
                                                        NEW          NEW NON-
                                         SIMMONS     GUARANTOR       GUARANTOR
                                         COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        ---------   ------------   -------------   ------------   ------------
Net cash provided by operating
  activities..........................  $  30,598     $ 22,484        $ 3,454        $     --      $  56,536
                                        ---------     --------        -------        --------      ---------
Cash flows from investing activities:
  Purchase of property, plant and
     equipment, net...................     (4,657)      (4,057)           (39)             --         (8,753)
  Purchase of intangible assets.......         --       (1,720)            --                         (1,720)
  Payments to the sellers.............   (697,883)          --             --                       (697,883)
  Payments to option holders..........    (73,545)          --             --              --        (73,545)
  Payment of acquisition costs........    (44,452)          --             --              --        (44,452)
                                        ---------     --------        -------        --------      ---------
  Net cash provided by (used in)
     investing activities.............   (820,537)      (5,777)           (39)             --       (826,353)
                                        ---------     --------        -------        --------      ---------
Cash flows from financing activities:
  (Repayment of) borrowings on
     long-term obligations............    496,174      (18,861)          (238)             --        477,075
  Equity transactions.................    323,154           --         (2,984)             --        320,170
  Debt issuance costs.................    (31,090)          --             --              --        (31,090)
                                        ---------     --------        -------        --------      ---------
Net cash (used in) provided by
  financing activities................    788,238      (18,861)        (3,222)                       766,155
                                        ---------     --------        -------        --------      ---------
Net effect of exchange rate change....         --           --            224                            224
Change in cash and cash equivalents...     (1,701)      (2,154)           417              --         (3,438)
Cash and cash equivalents:
     Beginning of period..............      2,316        2,821          1,971              --          7,108
                                        ---------     --------        -------        --------      ---------
     End of period....................  $     615     $    667        $ 2,388        $     --      $   3,670
                                        =========     ========        =======        ========      =========

                        SIMMONS COMPANY AND SUBSIDIARIES

     The PIK note relates to a loan from the previous majority owner. The PIK note had a stated interest rate of 17.5%, with detachable warrants. The warrants were valued in accordance with APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, recorded as discount on the PIK note and amortized as interest expense over the repayment term of the note. There were 1,653,703 warrants to purchase shares of the Company, exercisable over seven years, with an exercise price of $6.73 per warrant. The warrants were exercised and the PIK note, with accrued interest, was repaid in connection with the Acquisitions.

     The New Senior Credit Facility requires the Company to maintain certain financial ratios including cash interest coverage and total leverage ratios. The New Senior Credit Facility also contains covenants which, among other things, limit capital expenditures, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. As of December 27, 2003, the Company was in compliance with all of its financial covenants.

     Future maturities of long-term debt as of December 27, 2003 are as follows (amounts in thousands):

2004........................................................   $  9,512
2005........................................................      5,571
2006........................................................      3,457
2007........................................................      4,463
2008........................................................      4,463
Thereafter..................................................    742,787
                                                               --------
                                                               $770,253
                                                               ========

     The fair value of the Company's long-term debt is estimated based on the current rates offered for debt of similar terms and maturities. All long-term debt approximates fair value as of December 27, 2003.

NOTE K -- LICENSING

     The Company licenses internationally the Simmons(R) mark and many of its other trademarks, processes and patents generally on an exclusive long-term basis to third-party manufacturers which produce and distribute conventional bedding products within their designated territories. These licensing agreements allow the Company to reduce exposure to political and economic risks abroad by minimizing investments in those markets. The Company has eighteen foreign licensees and fourteen sub-licensees with operations in Argentina, Australia, Brazil, Canada, Chile, Colombia, Dominican Republic, Ecuador, El Salvador, England, France, Hong Kong, Israel, Italy, Jamaica, Japan, Korea, Mexico, Morocco, New Zealand, Oman, Panama, Singapore, South Africa, Sweden, Taiwan, and Venezuela. These foreign licensees have rights to sell Simmons-branded products in approximately 100 countries.

     Additionally, the Company has eleven domestic third-party licensees. Some of these licensees manufacture and distribute juvenile furniture and bedding and healthcare-related furniture, primarily on long-term or automatically renewable terms. Additionally, the Company has licensed the Simmons(R) mark and other trademarks, generally for limited terms, to manufacturers of upholstered furniture, airbeds, feather and down comforters, sheets, synthetic comforter sets, pillows, mattress pads, blankets, bed frames, metal beds, futons, and other related products.

     For Successor '03, Predecessor '03, 2002 and 2001 the Company's licensing agreements as a whole generated royalties and technology fees of approximately $0.2 million, $10.4 million, $9.0 million and $9.5 million, respectively, which are accounted for as a reduction of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

NOTE L -- OTHER EXPENSE, NET

     Other expense, net is comprised of the following (amounts in thousands):

                                                 SUCCESSOR | PREDECESSOR
                                                   2003    |    2003        2002     2001
                                                 --------- | -----------   ------   ------
                                                           |
Management advisory fee paid to an Affiliate...     $49    |   $2,844      $2,353   $2,764
Other non-operating expenses...................      34    |      366         106    1,216
                                                    ---    |   ------      ------   ------
                                                    $83    |   $3,210      $2,459   $3,980
                                                    ===    |   ======      ======   ======

NOTE M -- LEASES AND OTHER COMMITMENTS

     The Company leases certain manufacturing facilities, retail locations and equipment under operating leases. The Company's commitments under capital leases are not material enough to necessitate separate disclosure. The Company's wholesale segment rent expense was $0.5 million, $18.7 million, $17.8 million, and $16.2 million for Successor '03, Predecessor '03, 2002 and 2001, respectively. The Company's retail segment rent expense was $0.4 million, $15.0 million, $10.6 million and $9.9 million for Successor '03, Predecessor '03, 2002 and 2001, respectively.

     The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 27, 2003 (amounts in thousands):

                                                              WHOLESALE   RETAIL
                                                               SEGMENT    SEGMENT
                                                              ---------   -------
2004........................................................   $14,504    $10,216
2005........................................................    12,511      8,599
2006........................................................     9,936      6,465
2007........................................................     7,714      4,298
2008........................................................     4,036      3,125
Thereafter..................................................     8,478      3,664
                                                               -------    -------
                                                               $57,179    $36,367
                                                               =======    =======

     The Company has the option to renew certain manufacturing facility leases, with the longest renewal period extending through 2023. Most of the operating leases provide for increased rent through increases in general price levels.

                        SIMMONS COMPANY AND SUBSIDIARIES

     The Company's wholesale segment has various purchase commitments with certain suppliers in which the Company is committed to purchase approximately $55 million of raw materials from these vendors in 2003. If the Company does not reach the committed level of purchases, various additional payments could be required to be paid to these suppliers.

NOTE N -- STOCK OPTION PLANS

     In 1996, the board of directors established a management stock incentive plan (the "1996 Plan"), which provided for the granting of non-qualified options for Class C common stock of the Company to members of management and certain key employees. The options outstanding under the 1996 Plan were granted at prices which were equal to or above the market value of the Class C stock on the date of grant. As a result of the Recapitalization, the vesting of the issued and outstanding stock options under the 1996 plan was accelerated.

     During 1999, the Company established the 1999 Stock Option Plan ("1999 Plan"), which provided for the granting of up to 4,902,878 options for shares of common stock to directors (including those who are not employees), all executive officers and other employees, consultants and advisors. Under the terms of the 1999 Plan, options could be either incentive or non-qualified. Generally, the options outstanding under the 1999 Plan were granted at prices which equate to or are above the market value of the common stock on the date of grant, expired after ten years, and vested ratably over a four or five year period based upon the achievement of an annual Adjusted EBITDA target, as defined in the 1999 Plan, or as otherwise established by the Compensation Committee of the board of directors. The incentive plan provided for issuance of regular options ("Regular Options") and superincentive options ("Superincentive Options"). Regular Options were subject to certain time and performance vesting restrictions and Superincentive Options vested only in connection with the consummation of a change of control or initial public offering of the Company and the attainment by stockholders affiliated with Fenway of certain internal rate of return objectives.

     In 2000, Sleep Country adopted the 2000 Stock Option Plan ("2000 Plan"). The 2000 Plan provided for the granting of 26,304 options for shares of Sleep Country common stock. Since inception of the 2000 Plan, 11,833 incentive based options were issued, net of cancellations, with specific performance targets. As of December 27, 2003, no performance targets had been met, and thus, none of the options had vested or became exercisable. Since the 2000 Plan inception, no compensation expense has been recorded for the 2000 Plan.

     In 2002, the Company established the 2002 Stock Option Plan ("2002 Plan"), which provided for the granting of up to 1,053,122 options for shares of common stock to directors (including those who are not employees), all executive officers and other employees, consultants and advisors. Under the terms of the 2002 Plan, options could be either incentive or non-qualified. Generally, the options outstanding under the 2002 Plan were granted at prices which were equal to the market value of the common stock on the date of grant, expired after ten years, and vested based upon conditions specified by the Company. This plan provided for the issuance of Regular Options and Superincentive Options. Regular Options were subject to certain time and performance vesting restrictions and Superincentive Options vested only in connection with the consummation of a change of control or initial public offering of the Company and the attainment by stockholders affiliated with Fenway of certain internal rate of return objectives.

     Under APB 25, because the vesting of the plan options was dependent upon achieving an annual Adjusted EBITDA target or as otherwise established by the Compensation Committee of the board of directors, the ultimate number of vested shares, and therefore the measurement date, was not currently determinable. Accordingly, pursuant to APB 25, the Company recorded estimated compensation expense as variable stock compensation expense over the service period based upon the intrinsic value of the options as they were earned by the employees.

                        SIMMONS COMPANY AND SUBSIDIARIES

     Additionally, the 2002, 1999 and 1996 Plans provided that the option holders could, under certain circumstances, require the Company to repurchase the shares underlying vested options. Therefore, pursuant to APB 25 and its interpretations, the Company recorded additional adjustments to variable stock compensation expense for changes in the intrinsic value of vested Regular Options under the 1996, 1999 and 2002 Plans in a manner similar to a stock appreciation right. The accounting for awards of stock-based compensation where an employee can compel the entity to settle the award by transferring cash or other assets to employees rather than by issuing equity instruments is substantially the same under SFAS 123 and APB 25. Accordingly, SFAS 123 pro-forma disclosures were not presented.

     As a result of the Acquisitions, the vesting of the issued and outstanding Regular and Superincentive stock options under the 2002, 1999 and 1996 plans was accelerated. On December 19, 2003, the Company repurchased the vested options for $95.4 million which satisfied the accrued stock compensation liability of the Company. The Company recorded variable stock compensation expense of approximately $68.4 million, $15.6 million and $14.8 million during Predecessor '03, 2002 and 2001, respectively. In conjunction with the Acquisitions, all stock option plans were terminated.

     Activity for Regular and Superincentive Options (all non-qualified stock options) during 2003, 2002 and 2001 follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                              NUMBER OF    EXERCISE
                                                                SHARES      PRICE
                                                              ----------   --------
Shares outstanding at December 30, 2000.....................   5,904,296    $ 6.50
Granted.....................................................     503,878    $ 7.67
Forfeited...................................................    (740,861)   $ 6.73
Cancelled...................................................    (148,371)   $ 6.16
                                                              ----------
Shares outstanding at December 29, 2001.....................   5,518,942    $ 6.58
Granted.....................................................     410,750    $13.45
Forfeited...................................................    (862,064)   $ 6.78
Cancelled...................................................    (219,404)   $ 4.39
                                                              ----------
Shares outstanding at December 28, 2002.....................   4,848,224    $ 7.23
Granted.....................................................          --    $   --
Forfeited...................................................    (178,125)   $ 7.08
Cancelled...................................................    (166,875)   $ 7.11
                                                              ----------
Shares outstanding at December 19, 2003.....................  (4,503,224)   $ 7.24
                                                              ==========


     In connection with the Transactions, the shares outstanding at December 19, 2003 were cancelled.

                        SIMMONS COMPANY AND SUBSIDIARIES

NOTE O -- INCOME TAXES

     The components of the provision for income taxes are as follows (amounts in thousands):

                                               SUCCESSOR | PREDECESSOR
                                                 2003    |    2003        2002      2001
                                               --------- | -----------   -------   -------
                                                         |
Current tax provision:                                   |
  Federal....................................    $  --   |   $    --     $    --   $    --
  State......................................       --   |        --         250        --
  Foreign....................................       --   |       241         475       496
                                                 -----   |   -------     -------   -------
                                                    --   |       241         725       496
                                                 -----   |   -------     -------   -------
Deferred tax provision:                                  |
  Federal....................................     (762)  |    (8,037)     10,014    (7,728)
  State......................................      (65)  |    (1,055)      1,225      (444)
  Foreign....................................       --   |         6          41        --
                                                 -----   |   -------     -------   -------
                                                  (827)  |    (9,086)     11,280    (8,172)
                                                 -----   |   -------     -------   -------
Income tax expense (benefit).................    $(827)  |   $(8,845)    $12,005   $(7,676)
                                                 =====   |   =======     =======   =======

     The reconciliation of the statutory federal income tax rate to the effective income tax rate for Successor '03, Predecessor '03, 2002 and 2001 provision for income taxes is as follows (amounts in thousands):

                                               SUCCESSOR | PREDECESSOR
                                                 2003    |    2003        2002      2001
                                               --------- | -----------   -------   -------
                                                         |
Income taxes at federal statutory rate.......   $(2,806) |  $(15,029)    $ 3,600   $(6,224)
State income taxes, net of federal benefit...       (67) |      (705)      1,433      (229)
General business tax credits.................        --  |        --      (1,500)       --
Valuation allowance, net of reversals........       159  |    (1,033)      7,915    (1,681)
Goodwill amortization........................        --  |        --          --     1,691
State net operating loss benefit.............        --  |        --          --      (655)
Foreign tax credits..........................        --  |        --        (137)     (529)
Non-deductible interest expense..............     1,225  |     4,309         454       366
Foreign intercompany dividends...............       630  |     1,041          --        --
Non-deductible transaction costs.............        --  |     6,742          --        --
Tax loss benefits not previously provided....        --  |    (4,354)         --        --
Other, net...................................        32  |       184         240      (415)
                                                -------  |  --------     -------   -------
                                                $  (827) |  $ (8,845)    $12,005   $(7,676)
                                                =======  |  ========     =======   =======

                        SIMMONS COMPANY AND SUBSIDIARIES

     Components of the Company's net deferred income tax liability as of December 27, 2003 and net deferred income tax asset as of December 28, 2002 are as follows (amounts in thousands):

                                                                2003    |   2002
                                                              --------  | --------
                                                                        |
Current deferred income taxes:                                          |
  Accounts receivable and inventory reserves................  $  1,030  | $  1,314
  Accrued liabilities, not currently deductible.............     4,674  |    5,405
  Prepaids and other assets, not currently taxable..........    (1,790) |   (3,612)
  Inventory bases differences...............................    (2,941) |       34
                                                              --------  | --------
     Current deferred income tax assets.....................       973  |    3,141
Noncurrent deferred income taxes:                                       |
  Property bases differences................................    (3,555) |    1,678
  Intangibles bases differences.............................   (52,290) |    5,980
  Accrued stock option compensation, not currently                      |
     deductible.............................................        --  |   10,314
  Retirement accruals.......................................     1,578  |       --
  Net operating loss carryforwards..........................    38,303  |   15,847
  Income tax credit carryforwards...........................     2,183  |    2,204
  Deferred interest expense.................................        --  |    1,519
  Other noncurrent accrued liabilities, not currently                   |
     deductible.............................................        31  |    2,077
  Valuation allowance.......................................    (9,969) |  (11,364)
                                                              --------  | --------
     Noncurrent deferred income tax assets (liabilities)....   (23,719) |   28,255
                                                              --------  | --------
  Net deferred income tax asset (liability).................  $(22,746) | $ 31,396
                                                              ========  | ========

     At December 27, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $94.1 million, including approximately $14.6 million of loss carryforwards generated by Sleep Country. The Sleep Country carryforward losses are subject to use limitations imposed by the Internal Revenue Code. The net operating loss carryforwards expire on various dates through 2022. As of December 27, 2003, the Company had approximately $1.7 million of general business tax credits and $1.8 million of foreign tax credits available to offset future payments of federal income taxes. These credits will expire in varying amounts between 2004 and 2022.

     Realization of net deferred tax assets is dependent upon future profitable operations and future reversals of existing temporary differences. Although realization is not assured, the Company believes it is more likely than not that most of the net recorded benefits will be realized through the reduction of future taxable income. However, due to the uncertainty regarding the realization of Sleep Country's net tax benefits for the years ended December 27, 2003 and December 28, 2002, the Company recorded valuation allowances of $10.0 million and $11.4 million, respectively, against Sleep Country's net deferred tax assets, which consist primarily of net operating loss carryforwards.

     Cumulative undistributed earnings of the Company's international subsidiaries totaled approximately $2.7 million at December 27, 2003. No United States income taxes have been provided on these earnings. Foreign tax credits are available to reduce all or a portion of the tax liability that would arise if these earnings were remitted; any residual tax due should not be material.

                        SIMMONS COMPANY AND SUBSIDIARIES

NOTE P -- RETIREMENT PLANS

  SIMMONS 401(K) PLAN

     The Company has a defined contribution 401(k) plan for substantially all employees other than employees subject to collective bargaining agreements. Employees with 12 weeks of employment who have reached age 18 are permitted to participate in the plan. Generally, employees covered by collective bargaining agreements are not permitted to participate in the plan, unless the collective bargaining agreement expressly provides for participation. Eligible participants may make salary deferral contributions up to 17% of eligible compensation, subject to applicable tax limitations. The Company makes employer non-elective contributions, currently 3% of an employee's eligible compensation, once an employee completes one year of service. All employer non-elective contributions are immediately vested and not subject to forfeiture.

     In 2002, the Company amended the plan to provide for an additional employer matching contribution of 50 cents on each employee dollar contributed up to 6% of the employee's pay (subject to current tax limitations). The additional matching contribution is provided to participants who complete 1,000 hours of service and are employed on the last day of each plan year. The additional matching contribution will vest 20% per year over five years.

     In Successor '03, Predecessor '03, 2002 and 2001, the Company made contributions to the plan of $0.1 million, $3.9 million, $3.0 million and $2.0 million, respectively, in the aggregate.

  SLEEP COUNTRY 401(K) PLAN AND PROFIT SHARING PLAN

     The Company sponsors a 401(k) savings plan and profit sharing plan for all full-time employees of Sleep Country with three months of service. Annually, the Company may contribute a discretionary match based on a percentage of the employee's 401(k) deferral. The Company's contributions to these plans for Combined '03, 2002 and 2001 were not material.

  OTHER PLANS

     Certain union employees participate in multi-employer pension plans sponsored by their respective unions. Amounts charged to pension cost, representing the Company's required contributions to these plans for Successor '03, Predecessor '03, 2002 and 2001 were not material, $2.1 million, $2.0 million and $2.1 million, respectively.

     The Company had accrued $3.0 million at December 27, 2003 and $2.5 million at December 28, 2002 for a supplemental executive retirement plan for a former executive. Such amounts are included in other non-current liabilities in the accompanying consolidated balance sheets.

  RETIREE HEALTH AND LIFE INSURANCE COVERAGE

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

                        SIMMONS COMPANY AND SUBSIDIARIES

     The Company currently allows former non-union employees who obtained age 55 and had 15 years of service as of December 31, 2001, and their spouses, to continue to receive health insurance coverage under our self-insured medical plan through age 65. The premiums for such coverage are paid by the former non-union employees. There is no current retiree health coverage for participants age 65 and over. This plan is unfunded.

     The Company also provides for the continuance of term life insurance under our group life insurance for a grandfathered group of former employees. The aggregate annual premiums for this coverage is not significant and are paid by the Company. This liability is unfunded.

     The Company had an accrued postretirement benefit obligation of $0.7 million and $0.5 million as of December 27, 2003 and December 28, 2002, respectively. In connection with the Acquisitions, the accrued postretirement benefit obligation was adjusted to the difference between the projected benefit obligation and the fair value of the plan assets as of December 19, 2003. The Company had postretirement benefit income of $0.3 million for both Predecessor '03 and 2002.

NOTE Q -- CONTINGENCIES

     From time to time, the Company has been involved in various legal proceedings. The Company believes that all other litigation is routine in nature and incidental to the conduct of the Company's business, and that none of this other litigation, if determined adversely to the Company, would have a material adverse effect on the Company's financial condition or results of its operations.

NOTE R -- RELATED PARTY TRANSACTIONS

     In connection with the Transactions, the Company entered into a management agreement ("THL management agreement") with an affiliate of THL pursuant to which THL renders certain advisory and consulting services to the Company and each of its subsidiaries. In consideration of those services, the Company agreed to pay THL management fees equal to the greater of $1.5 million or an amount equal to 1.0% of the consolidated earnings before interest, taxes, depreciation and amortization of Simmons for such fiscal year, but before deduction of any such fee. The fees are paid semi-annually.

     The Company and Fenway had entered into a management agreement (the "Fenway Advisory Agreement") pursuant to which Fenway provided strategic advisory services to the Company. The Fenway Advisory Agreement was amended on October 21, 2002 to change the calculation of the annual management fee. In exchange for advisory services, the Company had agreed to pay Fenway (i) annual management fees of the greater of 0.25% of net sales for the prior fiscal year or 2.5% of Adjusted EBITDA for the prior fiscal year, not to exceed $3.0 million; (ii) fees in connection with the consummation of any acquisition transactions for Fenway's assistance in negotiating such transactions; and (iii) certain fees and expenses,

                        SIMMONS COMPANY AND SUBSIDIARIES
including legal and accounting fees and any out-of-pocket expenses, incurred by Fenway in connection with providing services to the Company. Prior to October 21, 2002, the annual management fee to Fenway was calculated as 0.25% of net sales for the prior year. In conjunction with the Acquisitions, the Fenway Advisory Agreement was terminated.

     Sleep Country, Fenway and Boston Gardens Advisors, LLC ("Boston Gardens") entered into a management agreement (the "Sleep Country Advisory Agreement") pursuant to which Fenway and Boston Gardens provided strategic advisory services to Sleep Country. In conjunction with the merger of Simmons Company and Sleep Country on February 28, 2003, the Sleep Country Advisory Agreement was terminated.

     Included in other expense in the accompanying Consolidated Statements of Operations for Successor '03, Predecessor '03, 2002 and 2001 is $0.1 million, $2.8 million, $2.4 million and $2.8 million, respectively, related to the management fees for services provided by THL and Fenway to the Company and its subsidiaries.

     In connection with the Transactions, the Company agreed to pay an affiliate of THL a transaction fee equal to $20,000,000 plus all out-of-pocket expenses incurred by THL relating to the Transactions and the related financing.

     Mr. Eitel owns a motor yacht, which as of November 1, 2003, he has agreed to make available to the Company for 30 days each year for use as a venue for corporate and other functions. As compensation for the use of Mr. Eitel's motor yacht, commencing November 1, 2003, we have agreed to pay compensation to the captain of Mr. Eitel's motor yacht in the amount of $80 thousand per year, plus benefits. In fiscal year 2003, the total amount of salary and benefits paid under this agreement was approximately $15 thousand. We estimate that payments in 2004 for the services of the captain of Mr. Eitel's motor yacht will total approximately $93 thousand.

     During fiscal 2003, Rousch Consulting Group, Inc. provided consulting services to Simmons for aggregate payments of approximately $160 thousand, inclusive of out-of-pocket expenses of approximately $45 thousand. Rousch Consulting Group, Inc. is wholly owned by our Executive Vice President -- Human Resources and Assistant Secretary, Rhonda C. Rousch, and her husband, Edward L. Rousch.

NOTE S -- SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     Although not required, following is a condensed summary of consolidated quarterly results for 2003. The results of operations for the Combined Fourth Quarter represent the mathematical addition of the historical amounts for the Predecessor period (September 28, 2003 through December 19, 2003) and the Successor period (December 20, 2003 through December 27, 2003) and are not indicative of the results that would have actually been obtained if the Acquisitions had occurred on September 28, 2003.

                                    PREDECESSOR     PREDECESSOR      PREDECESSOR       COMBINED
                                   FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                   -------------   --------------   -------------   --------------
                                                            (IN THOUSANDS)
=
Net sales........................    $186,615         $199,299        $217,924         $202,495
Gross profit.....................      88,382           94,561         104,491          101,222
Operating income (loss)..........      20,784           13,307          25,415          (57,418)
Net income (loss)................       7,480            3,485          15,573          (67,824)
Adjusted EBITDA..................      29,066           30,212          37,117           27,901

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      There has been no occurrence requiring a response to this item.

ITEM 9A. CONTROLS AND PROCEDURES.

      (a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

      Within 90 days prior to the filing date of this annual report on Form 10-K, the Company has carried out an evaluation, under the supervision and the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

      (b) As required by Exchange Act Rule 13a-15(d), our management, including our principal executive officer and principal financial officer, also conducted an evaluation of the our internal controls over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Based on that evaluation, there has been no such change during the period presented by this report.

      (c) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                            MANAGEMENT AND DIRECTORS

     The directors and principal officers of Simmons, and their positions and ages as of March 1, 2004, are as follows:

NAME                                        AGE                    POSITION
----                                        ---                    --------
Charles R. Eitel..........................  54    Chairman of the Board of Directors and
                                                  Chief Executive Officer
Robert W. Hellyer.........................  44    President and Director
William S. Creekmuir......................  48    Executive Vice President, Chief Financial
                                                  Officer, Assistant Treasurer, Assistant
                                                  Secretary and Director
Rhonda C. Rousch..........................  49    Executive Vice President -- Human Resources
                                                  and Assistant Secretary
Robert M. Carstens........................  40    Senior Vice President -- Manufacturing
Kevin Damewood............................  47    Senior Vice President -- Sales and
                                                  Marketing
Kristen K. McGuffey.......................  38    Senior Vice President -- General Counsel
                                                  and Secretary
Allen N. Podratsky........................  48    Senior Vice President -- Product
                                                  Development and Supply Chain Management
W. Wade Vann..............................  50    Senior Vice President -- Chief Information
                                                  Officer
Brian P. Breen............................  43    Vice President -- Treasurer and Assistant
                                                  Secretary
Earl C. Brewer............................  58    Vice President -- Taxation and Assistant
                                                  Secretary
Mark F. Chambless.........................  46    Vice President -- Corporate Controller
                                                  and Assistant Secretary
Donald J. Hofmann.........................  51    Vice President -- New Business Development
                                                  and Domestic Licensing
Timothy F. Oakhill........................  41    Vice President -- International Licensing
Todd M. Abbrecht..........................  35    Director
David A. Jones............................  54    Director
Albert L. Prillaman.......................  58    Director
Scott A. Schoen...........................  45    Director
George R. Taylor..........................  32    Director

     The present principal occupations and recent employment history of each of our executive officers and directors listed above is as follows:

     Charles R. Eitel joined Simmons in January 2000 as Chairman of the Board of Directors and Chief Executive Officer of Simmons and Simmons Holdings, Inc. Prior to joining Simmons, Mr. Eitel served as President and Chief Operating Officer of Interface, Inc., a leading global manufacturer and marketer of floor coverings, interior fabrics and architectural raised floors. Prior to serving as Chief Operating Officer, he held the positions of Executive Vice President of Interface, President and Chief Executive Officer of the Floor Coverings Group, and President of Interface Flooring Systems, Inc. Mr. Eitel is a director of Duke Realty Corporation, an industrial real estate company (REIT) based in Indianapolis, Indiana and American Fidelity Assurance Company in Oklahoma City, Oklahoma.

     Robert W. Hellyer joined Simmons in 1995 and has served as President and director of Simmons and Simmons Holdings, Inc. since January 2001. Prior to assuming his current position, Mr. Hellyer served as Executive Vice President -- Sales and Marketing, Executive Vice President -- Sales, General Manager -- Janesville and Vice President of Sales -- Janesville. Prior to joining Simmons, Mr. Hellyer held various sales positions with Stearns & Foster. Mr. Hellyer is a member of the Board of Trustees of ISPA.

     William S. Creekmuir joined Simmons in April 2000 and serves as Executive Vice President, Chief Financial Officer, Assistant Treasurer, Assistant Secretary and director of both Simmons and Simmons Holdings, Inc. Prior to joining Simmons, Mr. Creekmuir served as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of LADD Furniture, Inc., a publicly traded furniture manufacturer. Prior to joining LADD in 1992, he worked 15 years with KPMG in their audit practice, the last five years of which he was a partner, including partner in charge of their national furniture manufacturing practice. Mr. Creekmuir is Chairman of the Statistics Committee for ISPA. Mr. Creekmuir is also a member of the Business Advisory

Council to the Walker College of Business at Appalachian State University. Mr. Creekmuir is a Certified Public Accountant.

     Rhonda C. Rousch joined Simmons in November 2001 and has served as Executive Vice President -- Human Resources and Assistant Secretary since October 2002. Prior to assuming her current position, Ms. Rousch served as Senior Vice President -- Human Resources and Assistant Secretary. Prior to joining Simmons, from September 2000 to November 2001, Ms. Rousch was Vice President of Human Resources for MW Manufacturers, Inc. Prior to September 2000, Ms. Rousch was the Director of Organizational Readiness for Harley-Davidson, Inc.

     Robert M. Carstens joined Simmons in February 1994 and serves as Senior Vice President of Manufacturing. Mr. Carstens previously held a variety of positions at Simmons including Vice President of Operations, and Operations Manager in both the Piscataway, New Jersey and Atlanta, Georgia facilities. Mr. Carstens began his bedding manufacturing career in 1983 at Sealy, Inc., where he held various positions including Operations Manager.

     Kevin Damewood joined Simmons in January 2000 and has served as Senior Vice President -- Sales and Marketing since January 2004. Prior to assuming his current position, Mr. Damewood served as Senior Vice President -- Sales since July 2001 and prior to that he served as Vice President -- National Accounts. Mr. Damewood also worked for Simmons from July 1996 to April 1999 as Vice President -- Sales for the Seattle and Salt Lake City plants. Between April 1999 and December 2000, Mr. Damewood was employed with Premier Bedding Group as Vice President of National Sales.

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

     Allen N. Podratsky joined Simmons in May 2000 as Senior Vice
President -- Product Development and Supply Chain Management. Prior to joining Simmons, from February 1999 to May 2000, Mr. Podratsky was Vice President of World-Wide Supply Chain Management for Xerox Engineering Systems, a division of Xerox Corporation. From 1992 to February 1999, Mr. Podratsky held various positions at Mattel, Inc. (Fisher-Price, Inc.), including Director Product Development and Director Commodity Management -- Plastics. Mr. Podratsky is the President of the Sleep Products Safety Council, an organization affiliated with ISPA.

     W. Wade Vann joined Simmons in October 2000 and has served as Senior Vice President of Information Technology and Chief Information Officer since January 2004. Prior to assuming his current position, Mr. Vann served as the Vice President of Information Technology and Chief Information Officer. Prior to joining Simmons, Mr. Vann held the position of Director of Information Technology with Broyhill Furniture Industries from October 1992 to October 2000.

     Brian P. Breen joined Simmons in July 1996 and has served as Vice President and Treasurer since January 2002. Prior to assuming his current position, Mr. Breen served as Vice President and Assistant Treasurer since September 2000 and prior to that served as Director of Financial Reporting of the Outlet Division. Prior to joining Simmons Mr. Breen held various financial reporting positions most recently serving as Controller for Six Flags Theme Parks. Mr. Breen is a Certified Treasury Professional.

     Earl C. Brewer joined Simmons in February 2001 and has served as Vice President of Taxation and Assistant Secretary since then. Prior to joining Simmons, Mr. Brewer held similar positions at Oakwood Homes Corporation from March 2000 to February 2001 and at LADD Furniture, Inc. from October 1993 to February 2000. Mr. Brewer is a Certified Public Accountant.

     Mark F. Chambless joined Simmons in May 1995 and has served as Vice President and Corporate Controller since February 2000. Mr. Chambless is the Principal Accounting Officer for the Company. Prior to assuming his current position, Mr. Chambless was the Corporate Controller from November 1995 through February 2000 and prior to that served as a Divisional Controller. Prior to joining Simmons, Mr. Chambless worked nine years at Sealy, Inc. where he held various positions including Plant Controller, Operations Manager and Divisional Controller. Mr. Chambless is a Certified Public Accountant.

     Donald J. Hofmann joined Simmons in 1995 and has served as Vice President of New Business Development and Domestic Licensing since January 2004. Prior to assuming his current position, Mr. Hofmann has held various positions within the Company, including Senior Vice President of Marketing and Vice President of Advertising. Prior to joining Simmons, Mr. Hofmann held various marketing and advertising positions, including President of Earle Palmer Brown Advertising and Executive Vice President of Marketing at Tupperware, Inc. Mr. Hofmann is a director of the Better Sleep Council, an organization affiliated with ISPA.

     Timothy F. Oakhill joined Simmons in January 1997 and has served as Vice President -- International since January 2004. Prior to assuming his current position, Mr. Oakhill managed various Simmons brands, including BackCare(R) and Deep Sleep(R) from January 1997 to August 2003 and Beautyrest(R) from August 2003 to January 2004. Prior to joining Simmons, Mr. Oakhill served as Marketing Manager for Eastman-Kodak Company and as an account supervisor for Bates Worldwide.

     Todd M. Abbrecht has been a director of Simmons since December 2003, following the consummation of the Transactions. Mr. Abbrecht is a Managing Director of Thomas H. Lee Partners, which he joined in 1992. Prior to joining the firm, Mr. Abbrecht was in the mergers and acquisitions department of Credit Suisse First Boston. Mr. Abbrecht is a director of Affordable Residential Communities, Inc., Michael Foods, Inc., and National Waterworks, Inc.

     David A. Jones has been a director of Simmons since December 2003, following the consummation of the Transactions. Mr. Jones has served as the Chairman of the Board of Directors and Chief Executive Officer of Rayovac Corporation since September 1996. From 1996 to April 1998, he also served as President. From 1995 to 1996, Mr. Jones was President, Chief Executive Officer and Chairman of the Board of Directors of Thermoscan, Inc. Mr. Jones currently serves on the Board of Directors of Tyson Foods, Inc. and Pentair, Inc. and previously served on the Board of Directors for United Industries Corporation.

     Albert L. Prillaman has been a director of Simmons since December 2003, following the consummation of the Transactions. Mr. Prillaman is Chairman of the Board of Stanley Furniture Company, Inc., where he previously served as both President and Chief Executive Officer. Mr. Prillaman currently serves on the Board of Trustees of Roanoke College. Mr. Prillaman was a director of Culp, Inc. in High Point, North Carolina, and past Chairman of the Board of the American Furniture Manufacturers Association in High Point, North Carolina.

     Scott A. Schoen has been a director of Simmons since December 2003, following the consummation of the Transactions. Mr. Schoen is a Managing Director of Thomas H. Lee Partners, which he joined in 1986. Prior to joining the firm, Mr. Schoen was in the Private Finance Department of Goldman, Sachs & Co. Mr. Schoen is a director of AXIS Capital Holdings Limited, Affordable Residential Communities, Inc., Syratech Corporation, TransWestern Publishing, L.P., United Industries Corporation and Wyndham International. Mr. Schoen is a Vice Chairman of the Board and a member of the Executive Committee of the United Way of Massachusetts Bay. He is also a member of the Advisory Board of the Yale School of Management.

     George R. Taylor has been a director of Simmons since December 2003, following the consummation of the Transactions. Mr. Taylor is a Vice President at Thomas H. Lee Partners, which he joined in 1996. Prior to joining the firm, Mr. Taylor was at ABS Capital Partners. Mr. Taylor is a director of Syratech Corporation.

     Each of our directors will hold office until his successor has been elected and qualified. Our executive officers are elected by and serve at the discretion of our Board of Directors. There are no family relationships between any of our directors or executive officers.

COMMITTEES OF THE BOARD OF DIRECTORS

     Our board of directors for our indirect parent company, THL Holding, has established an audit committee, a compensation committee, a nominating and governance committee and a corporate benefits committee for itself and the Company. The members of the audit committee are Messrs. Prillaman, Taylor and Jones. The members of the compensation committee are Messrs. Schoen, Abbrecht and Eitel. The members of the nominating and governance committee are Messrs. Schoen, Abbrecht and Eitel. The members of the corporate benefits committee are Messrs. Creekmuir, Eitel and Hellyer. The audit committee recommends the annual appointment and reviews independence of auditors for the Company and reviews the scope of audit and non-audit assignments and related fees, the results of the annual audit, accounting principles used in financial reporting, internal auditing procedures, the adequacy of our internal control procedures, related party transactions, and investigations into matters related to audit functions. The compensation committee reviews and approves the compensation and benefits for our senior employees and directors, authorizes and ratifies equity and other incentive arrangements, and authorizes employment and related agreements. The purpose of the nominating and governance committee is to recommend up to three directors who are not affiliates of Simmons or its stockholders to serve on the board of directors of the Company, its parent and indirect parent. The corporate benefits committee has the responsibility to determine all corporate benefits for employees of the Company and to administer our employee benefit plans in accordance with the Company by-laws. From time to time, the board of directors of THL Holding or the Company may contemplate establishing other committees.

DIRECTOR COMPENSATION

     All members of our board of directors are reimbursed for their usual and customary expenses incurred in connection with attending all board and other committee meetings. Non-employee directors, Messrs. Prillaman and Jones, receive director fees of $25,000 per year. Each of the non-employee directors also own 2,500 shares of Class B common stock of THL Holding, which stock is subject to time and performance-based vesting.

AUDIT COMMITTEE FINANCIAL EXPERT

      We have no financial expert. Our board intends to seek and consider retaining such an expert in fiscal 2004.

CODE OF ETHICS

      We have a code of ethics (the "Code of Ethics"), within the meaning of 17 CFR Section 229.406, that applies to the Company's Chief Executive Officer, Chief Financial Officer, Corporate Controller and Vice President - Audit Services. If the Company makes an amendment to the Code of Ethics, or grants a waiver from a provision of the Code of Ethics to the Chief Executive Officer, Chief Financial Officer, Corporate Controller, or Vice President - Audit Services, then the Company will make any required disclosure of such amendment or waiver on the Company's website (www.simmons.com) or in a current report on Form 8-K filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth all cash compensation earned in the previous three years by our Chief Executive Officer and each of our other five most highly compensated executive officers during the past year (the "Named Executive Officers"). The compensation arrangements for each of these officers that are currently in effect are described under the caption "Employment Arrangements" below. The bonuses set forth below include amounts earned in the year shown but paid in the subsequent year.

                                                                                  LONG-TERM
                                                                             COMPENSATION AWARDS
                                          ANNUAL COMPENSATION                --------------------
                             ---------------------------------------------   RESTRICTED              ALL OTHER
                                                                OTHER          STOCK      OPTIONS   COMPENSATION
NAME AND PRINCIPAL POSITION  YEAR   SALARY($)   BONUS($)   COMPENSATION($)      (#)         (#)        ($)(9)
---------------------------  ----   ---------   --------   ---------------   ----------   -------   ------------
Charles R. Eitel.........    2003   $585,717    $558,249     $29,200,225(1)  183,529(2)               $44,534
  Chairman, Chief            2002    562,083     613,039          18,800(1)       --           --      48,952
  Executive Officer          2001    528,847     275,249         105,093(1)       --           --      27,137
Robert W. Hellyer........    2003    323,440     233,680      11,263,286(3)  126,176           --      11,462
  President                  2002    311,000     258,915          11,500(3)       --           --      33,613
                             2001    293,750     111,754          66,502(3)       --           --      40,276
William S. Creekmuir.....    2003    311,000     224,692      10,955,069(4)  114,706           --      27,924
  Executive Vice             2002    300,000     249,758         177,540(4)       --           --      32,339
  President -- Chief         2001    298,750     103,715          81,910(4)       --           --      12,293
  Financial Officer
Donald J. Hofmann........    2003    195,000     101,113       2,169,168(5)    3,440           --      13,571
  Vice President -- New      2002    190,000     119,407              --          --           --      27,238
  Business Development       2001    189,164      41,853              --          --           --      27,380
  & Domestic Licensing
Mark A. Parrish(6).......    2003    152,880     110,453       2,188,762(7)       --           --       8,501
  Executive Vice             2002    259,166     215,763          11,500(7)       --       25,000      66,778
  President -- Chief         2001    120,833      88,109           6,875(7)       --      275,000      60,430
  Operations Officer
Kevin Damewood...........    2003    208,750      95,111       2,050,345(8)    6,880           --      13,700
  Senior Vice President --   2002    193,750      93,607              --          --           --      26,212
  Sales and Marketing        2001    172,987      47,137              --          --           --      19,125

---------------

(1) Such amounts principally include (i) exercise of stock options held in predecessor company that were held by The Charles R. Eitel Revocable Trust, of which Mr. Eitel is trustee, of $29,177,145 in 2003; (ii) a car allowance of $12,000 in 2003, 2002 and 2001; and (iii) club initiation and membership fees of $11,080, $6,800 and $93,093 in 2003, 2002 and 2001, respectively.
    These items were taxable to Mr. Eitel. The personal income tax impact of a 2001 club initiation and membership fee was assumed by Simmons which resulted in additional compensation of $40,009.

(2) Restricted stock shares are held by The Charles R. Eitel Revocable Trust, of which Mr. Eitel is the trustee.

(3) Such amounts principally include (i) exercise of stock options held in predecessor company of $11,254,286 in 2003; (ii) a car allowance of $9,000 in 2003, 2002 and 2001; and (iii) moving expenses of $55,502 in 2001. These items were taxable to Mr. Hellyer. The personal income tax impact of the 2001 moving expenses was assumed by Simmons which resulted in additional compensation of $10,315.

(4) Such amounts principally include (i) exercise of stock options held in predecessor company of $10,806,350 in 2003; (ii) a car allowance of $9,000 in 2003, 2002 and 2001; (iii) commute and temporary housing expenses of $16,852 and $70,910 in 2002 and 2001, respectively; (iv) moving expenses of $120,000 in 2002; and (v) reimbursement of mortgage costs of $80,409 and $29,187 in 2003 and 2002, respectively. These items were taxable to Mr. Creekmuir. The personal income tax impact of certain commute and temporary housing expenses and moving expenses was assumed by Simmons which resulted in additional compensation of $59,310, $38,674 and $34,562 in 2003, 2002 and 2001, respectively.

(5) Such amount represents the exercise of stock options held in predecessor company.

(6) Mr. Parrish is no longer employed by Simmons.

(7) Such amounts principally include (i) exercise of stock options held in predecessor company of $2,067,000 in 2003; (ii) severance payments of $116,653 in 2003; (iii) a car allowance of $5,109, $9,000 and $4,875 in
    2003, 2002 and 2001, respectively; and (iv) forgiveness of a loan of $112,692 in 2003. The personal income tax impact of the forgiveness of a loan was assumed by Simmons which resulted in additional compensation of $83,215 in 2003.

(8) Such amount represents the exercise of stock options held in predecessor company.

(9) All other compensation amounts include:

     (a)contributions to our ESOP in 2002 and 2001, respectively, in the amounts of $16,170 and $0 for Mr. Eitel; $17,147 and $21,911 for Mr. Hellyer; $14,229 and $0 for Mr. Creekmuir; $14,193 and $13,545 for Mr. Damewood; and $14,877 and $21,837 for Mr. Hofmann, respectively;

     (b)contributions to our 401(k) plan in 2003, 2002 and 2001, respectively, in the amounts of $12,000, $11,058 and $14,500 for Mr. Eitel; $12,000,
        $10,875 and $14,812 for Mr. Hellyer; $12,000, $9,750 and $6,750 for Mr.
        Creekmuir; $12,000, $10,696, and $5,100 for Mr. Damewood; $7,232, $4,550
        and $0 for Mr. Parrish; and $12,000, $11,057 and $5,100 for Mr. Hofmann, respectively; and

     (c)premiums for term life insurance and long-term disability insurance in 2003, 2002 and 2001, respectively, in the amounts of $22,268, $21,724 and $12,636 for Mr. Eitel; $7,845, $5,591 and $3,552 for Mr. Hellyer;
        $10,899, $8,340 and $5,543 for Mr. Creekmuir; $1,700, $1,323 and $480
        for Mr. Damewood; $1,269, $1,798, and $0 for Mr. Parrish; and $1,571, $1,304 and $443 for Mr. Hofmann, respectively. These premiums were taxable to Messrs. Eitel, Hellyer, Creekmuir, Damewood, Parrish, and Hofmann. The personal income tax impact of these items were assumed by Simmons for Messrs. Eitel, Hellyer and Creekmuir, which resulted in additional compensation in 2003, 2002 and 2001, respectively, in the amounts of $10,266, $9,994 and $5,756 for Mr. Eitel; $3,617, $2,543 and
        $2,452 for Mr. Hellyer; and $5,025, $3,845 and $2,548 for Mr. Creekmuir.

      There were no options granted in fiscal year 2003. In connection with the transactions, all option plans were terminated.

EMPLOYMENT ARRANGEMENTS, TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

     Executive Employment Agreements. Four of our senior executives, Charles Eitel, William Creekmuir, Robert Hellyer and Rhonda Rousch entered into executive employment agreements with THL Bedding Holding Company and Simmons on substantially similar terms to their previous existing arrangements. The agreements have two-year terms with evergreen renewal provisions and contain usual and customary restrictive covenants, including two-year non-competition provisions, non-disclosure of proprietary information provisions, provisions relating to non-solicitation/no hire of employees or customers and non-disparagement provisions. In the event of a termination without "cause" or departure for "good reason," the terminated senior executives are entitled to severance equal to two years salary plus an amount equal to their pro-rated bonus for the year of termination.

     Put/Call Arrangements. Under THL Bedding Holding Company's Securityholders' Agreement, THL Bedding Holding Company has the right to purchase for fair market value a management stockholder's Class A common stock upon termination of such management stockholder's employment for any reason; provided that, if such employee is terminated for "cause" or voluntarily quits, Simmons may repurchase such shares at the lower of fair market value and cost. In addition, upon termination of Charles Eitel, William Creekmuir, Robert Hellyer or Rhonda Rousch by Simmons without "cause" or by the employee for "good reason," such employee may require Simmons to repurchase shares of Class A common stock held by them for fair market value. With respect to other employee holders of Class A Common Stock, if such employee is terminated without "cause," then such employee may require Simmons to repurchase shares of Class A Common Stock held by such employee for the lower of fair market value and cost. Fair market value will be initially determined by the Board of Directors of THL Bedding Holding Company. Under restricted stock agreements, upon termination of employment for any reason, Simmons has the right to repurchase such terminated employee's Class B common stock.

EMPLOYEE BENEFIT PLANS

     The THL Bedding Holding Company Equity Incentive Plan was adopted in connection with the Transactions and is used to attract and retain the best available personnel, to provide additional incentive to persons who provide services to us, and to promote the success of our business. The Plan is administered by the board of directors of THL Bedding Holding Company or, at its election, by one or more committees consisting of one or more members who have been appointed by that board of directors. The board of directors of THL Bedding Holding Company is authorized to grant options, restricted stock or other awards to our employees, directors, and consultants or any direct or indirect corporate or other subsidiary in which we own at least 50% of the outstanding equity interests. Restricted shares of Class B common stock representing up to fifteen percent (15%) of the capital stock of THL Bedding Holding Company (on a fully diluted basis) may be issued pursuant to awards under the Plan. Awards of restricted stock shall be made pursuant to restricted stock agreements and may be subject to vesting and other restrictions as determined by the board of directors of THL Bedding Holding Company, or a committee of the board. Among other things, the restricted stock agreements provide, under certain conditions, for acceleration in vesting of the stock upon a change in control and all restricted stock vests on the eight anniversary of the issuance of the restricted stock. See "Certain Relationships and Related Party Transactions -- Restricted Stock Agreement."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Following the Acquisitions, compensation decisions regarding the Company's executive officers are made by the Compensation Committee (the "Committee") of the Board of Directors of THL Bedding Holding Company. The members of the Committee as of December 27, 2003 are Messrs. Abbrecht, Eitel, and Schoen. Mr. Eitel is the Chairman of the Board and Chief Executive Officer of the Company. Mr. Eitel cannot vote on his own compensation.

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

      The objective of the Committee is to establish policies and programs to attract and retain key executives, and to reward performance by these executives which benefit the Company. The primary elements of executive compensation are base salary, annual cash bonus and restricted stock awards. The salary is based on factors such as the individual executive officer's level of responsibility, and comparison to similar positions in the Company and in comparable companies. The annual cash bonuses are currently based on the Company's performance measured against attainment of financial objectives. Restricted stock awards are intended to align the executive officer's interests with those of the Company and its stockholders in promoting the long-term growth of the Company, and are determined based on the executive officer's level of responsibility, number of stock options previously granted, and contributions toward achieving the objectives of the Company. Further information on each of these compensation elements follows.

SALARIES

      Base salaries are adjusted annually, following a review by either the CEO, President, or Executive Vice President & Chief Financial Officer. In the course of the review, performance of the individual with respect to specific objectives is evaluated, as are any increases in responsibility, and salaries for similar positions. The specific objectives for each executive officer are set by either the CEO, President, or Executive Vice President & Chief Financial Officer, and will vary for each executive position and for each year. Because the focus of the review is individual achievement, performance of the Company does not weigh heavily in the result. When all reviews are completed, the CEO makes a recommendation to the Committee for their review and final approval.

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


RESTRICTED STOCK AWARDS

         THL Holding has adopted a management equity incentive plan to provide incentives to our employees and directors and the employees and directors of THL Holding by granting them restricted stock awards of Class B common stock of THL Holding. These restricted stock awards are intended to provide an incentive to continue as employees over a long term, and to align their interests with the Company by providing a stake in THL Holding. In making grants, THL Holding's compensation committee takes into account the total number of shares available for grant, prior grants outstanding, and estimated requirements for future grants. Individual awards take into account the executive officer's contributions to the Company, scope of responsibilities, strategies and operational goals, salary and previous stock option awards under the former management stock incentive plan. In determining a restricted stock award for the CEO, THL Holding's compensation committee weighs all of the above factors, but also recognizes the CEO's critical role in developing strategies for the long-term benefit of the Company. Restricted stock awards are an important element in attracting and retaining capable executives at all levels, and this is particularly so in the case of the CEO.

OTHER BENEFITS

         Periodically, the Compensation Committee assesses the other benefits provided to Executive Officers of the Company.

         The Committee continually reviews the Company's compensation programs to ensure the overall package is competitive, balanced, and that proper incentives and rewards are provided.

Compensation Committee:

Todd M. Abbrecht
Charles R. Eitel
Scott A. Schoen

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Simmons is an indirect wholly owned subsidiary of THL Bedding Holding Company.

     The following table sets forth certain information regarding beneficial ownership of THL Bedding Holding Company by: (1) each person or entity owning any class of THL Bedding Holding Company's outstanding securities and (2) each member of the board of directors of THL Bedding Holding Company (which is identical to the board of directors of Simmons), each of our named executive officers, each member of our management committee and our executive officers as a group. THL Bedding Holding Company's outstanding securities consisted of 3,680,308.49 shares of Class A Common Stock as of March 8, 2004. We have also authorized 688,235 shares of Class B Common Stock, of which 657,139 shares were outstanding as of March 8, 2004 for issuance pursuant to the restricted stock agreement under our equity incentive plan. See "Certain Relationships and Related Party Transactions -- Amended and Restated Certificate of Incorporation of THL Bedding Holding Company." The Class A common stock and Class B common stock generally have identical voting rights. To our knowledge, each such stockholder has sole voting and investment power as to the common stock shown unless otherwise noted. Beneficial ownership of the common stock listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.

                                                   SECURITIES BENEFICIALLY OWNED
                                  ----------------------------------------------------------------
                                                 PERCENTAGE                  PERCENTAGE
                                    CLASS A      OF CLASS A     CLASS B      OF CLASS B
                                     COMMON        COMMON        COMMON        COMMON     PERCENT
NAME AND ADDRESS                     STOCK         STOCK         STOCK         STOCK      OF TOTAL
----------------                  ------------   ----------   ------------   ----------   --------
Principal Securityholders:
  Thomas H. Lee Partners L.P.
     and Affiliates(1)..........  3,270,940.05      88.9%            --           --%       75.4%
  Fenway Partners Capital Fund
     II, L.P. and
     Affiliates(2)..............    387,837.03      10.5             --           --         8.9
Directors and Executive
  Officers:
  Charles R. Eitel(3)...........            --         *        183,529         27.9         4.2
  Robert W. Hellyer(3)..........            --         *        126,176         19.2         2.9
  William S. Creekmuir(3).......            --         *        114,706         17.5         2.6
     Kevin Damewood(3)..........            --         *          6,880          1.0           *
     Mark A. Parrish(4).........            --         *             --            *           *
     Donald J. Hofmann(3).......            --         *          3,440            *           *
  Todd M. Abbrecht(1)...........  3,270,940.05      88.9             --           --        75.4
  David A. Jones(5).............      2,000.00         *          2,500            *           *
  Albert L. Prillaman(6)........      2,500.00         *          2,500            *           *
  Scott A. Schoen(1)............  3,270,940.05      88.9             --           --        75.4
  George R. Taylor(1)...........  3,270,940.05      88.9             --           --        75.4
All directors and named
  executive officers as a group
  (11 persons)(1)...............  3,275,440.05      90.0%       439,731         66.9%       87.6%

---------------

 *  less than 1%

(1) Includes interests owned by each of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V. L.P., Thomas H. Lee Investors Limited Partnership, 1997 Thomas H. Lee Nominee Trust, Putnam Investments Holdings, LLC, Putnam Investments Employees' Securities Company I, LLC, and Putnam Investments Employees' Securities Company II, LLC., Thomas H. Lee Equity Fund V, L.P. and Thomas H. Lee Parallel Fund V, L.P. are Delaware limited partnerships, whose general partner is THL Equity Advisors V, LLC, a Delaware limited liability company. Thomas H. Lee Equity (Cayman) Fund V, L.P. is an exempted limited partnership formed under the laws of the Cayman Islands, whose general partner is THL Equity Advisors V, LLC, a Delaware limited liability company registered in the Cayman Islands as a foreign company. Thomas H. Lee

     Advisors, LLC, a Delaware limited liability company, is the general partner of Thomas H. Lee Partners, a Delaware limited partnership, which is the sole member of THL Equity Advisors V, LLC. Thomas H. Lee Investors Limited Partnership (f/k/a THL-CCI Limited Partnership) is a Massachusetts limited partnership, whose general partner is THL Investment Management Corp., a Massachusetts corporation. The 1997 Thomas H. Lee Nominee Trust is a trust with US Bank, N.A. serving as Trustee. Thomas H. Lee, a Managing Director of Thomas H. Lee Advisors, LLC, has voting and investment control over common shares owned of record by the 1997 Thomas H. Lee Nominee Trust.

     Each of Scott A. Schoen and Todd M. Abbrecht are Managing Directors of Thomas H. Lee Advisors, LLC. George R. Taylor is a Vice President of Thomas
     H. Lee Advisors, LLC. Each of Messrs. Schoen, Abbrecht and Taylor may be deemed to beneficially own Class A Common Stock held of record by Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P. and Thomas H. Lee Equity (Cayman) Fund V. L.P. Each of these individuals disclaims beneficial ownership of such units except to the extent of their pecuniary interest therein.

     The address of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V, L.P., Thomas H. Lee Investors Limited Partnership, the 1997 Thomas H. Lee Nominee Trust, Scott
     A. Schoen, Todd M. Abbrecht and George R. Taylor is 75 State Street, Boston, MA 02109. Putnam Investments Holdings LLC, Putnam Investments Employees' Securities Company I, LLC and Putnam Investments Employees' Securities Company II, LLC are co-investment entities of Thomas H. Lee Partners and each disclaims beneficial ownership of any securities other than the securities held directly by such entity. The address for the Putnam entities is One Post Office Square, Boston, MA 02109.

(2) Includes interest owned by Simmons Holdings, LLC, FPIP, LLC and FPIP Trust, LLC. The address for Fenway Capital Fund II, L.P. is 152 West 57th Street, 59th Floor, New York, New York 10019.

(3) Excludes investment in Deferred Compensation Plan discussed herein that tracks the Class A Common Stock even though no actual purchase of Class A Common Stock is made. The address of Charles Eitel, Robert Hellyer, William Creekmuir, Donald Hofmann and Kevin Damewood is c/o Simmons Company, One Concourse Parkway, Suite 800, Atlanta, Georgia 30328.

(4) Mark Parrish is no longer employed by Simmons.

(5) The address for David A. Jones is 7440 Wildercliff Drive, Atlanta, Georgia 30328.

(6) The address for Albert L. Prillaman is c/o Stanley Furniture Company, 1641 Fairystone Park Highway, P.O. Box 30, Stanleytown, Virginia 24168.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

  MANAGEMENT AGREEMENT

     Pursuant to the management agreement entered into in connection with the Transactions, THL Managers V, LLC renders certain advisory and consulting services to Simmons and each of its subsidiaries. In consideration of those services, Simmons agreed to pay to THL Managers V, LLC, an affiliate of Thomas
H. Lee Partners, semi-annually, an aggregate per annum management fee equal to the greater of:

     - $1,500,000; and

     - an amount equal to 1.0% of the consolidated earnings before interest, taxes, depreciation and amortization of Simmons for such fiscal year, but before deduction of any such fee.

     In connection with the Transactions, Simmons agreed to pay THL Managers V, LLC at the closing of the Transactions a transaction fee equal to $20,000,000 plus all out-of-pocket expenses incurred by Thomas H. Lee Partners prior to the closing of the transaction for services rendered by it in connection with the Transactions.

     Simmons also agreed to indemnify THL Managers V, LLC and its affiliates from and against all losses, claims, damages and liabilities arising out of or related to the performance by Thomas H. Lee Partners Managers V, LLC of the services pursuant to the management agreement.

  AMENDED AND RESTATED CERTIFICATE OF INCORPORATION OF THL BEDDING HOLDING
COMPANY

     The Amended and Restated Certificate of Incorporation of THL Bedding Holding Company contains, among other provisions, the following terms:

     Description of the Capital Stock of THL Bedding. THL Bedding Holding Company has two classes of common stock -- Class A common stock and Class B common stock. The Class A common stock is held by THL, Fenway Partners and those members of management who elected to acquire such shares in connection with the Acquisition. The Class A common stock earns a preferred return of 6% per annum. Each holder of Class A common stock is entitled to one vote (or a fraction thereof) for each share (or fraction thereof) of Class A common stock owned by such holder. THL Bedding Holding Company is also authorized to issue Class B common stock, which has identical rights to the Class A common stock, except with respect to distributions (as described below). The Class B common stock is restricted and subject to vesting as described in restricted stock agreements with the holders. Each holder of Class B common stock is entitled to one vote (or a fraction thereof) for each share (or fraction thereof) of Class B common stock issued to such holder.

     The Class A common stock and Class B common stock will be entitled to receive distributions in the following priority:

     - holders of Class A common stock will be entitled to receive an amount equal to a 6% cumulative, compounding quarterly, preferred return on their invested capital;

     - holders of Class A common stock will be entitled to receive a return of their invested capital; and

     - holders of the Class A common stock and Class B common stock will be entitled to share in all remaining distributions on a pro rata basis based on the aggregate outstanding shares of Class A common stock and Class B common stock.

  SECURITYHOLDERS' AGREEMENT

     Pursuant to the Securityholders' Agreement entered into in connection with the Acquisition, securities of THL Bedding Holding Company are subject to certain restrictions on transfer, other than certain exempt transfers as defined in the Securityholders' Agreement, as well as the other provisions described below.


     The Securityholders' Agreement provides that all parties to the agreement will vote all their shares to elect and continue in office the board of directors of THL Bedding Holding Company, consisting of up to nine directors composed of:

     - five persons designated by THL;

     - one person who will be the Chief Executive Officer of Simmons Company;
       and

     - up to three independent persons designated by the nominating and governance committee.

     The Securityholders' Agreement also provides:

     - holders of Class A Common Stock with customary "tag-along" rights with respect to transfers of shares of THL Bedding Holding Company beneficially owned by THL;

     - THL Bedding Holding Company and then THL with a "right of first refusal" with respect to transfers of shares of THL Bedding Holding Company held by the management stockholders and Fenway Partners;

     - holders of Class A Common Stock with customary "preemptive rights";

     - THL with "drag-along" rights with respect to all shares of Class A common stock and Class B common stock in a sale of THL Bedding Holding Company or its subsidiaries; and

     - four Simmons senior managers holding Class A Common Stock with the right to "put" all or a portion of their shares to THL Bedding Holding Company at fair market value if terminated without cause or for good reason.

     - THL Bedding Holding Company the right to purchase all or a portion of a terminated management stockholder's shares of THL Bedding Holding Company; and

     - employees, other than the four Simmons senior managers, holding Class A Common Stock right to "put" all or a portion of their shares to THL Bedding Holding Company at the lower of fair market value and cost if terminated without cause.

     Upon a public offering, the fair market value of THL Bedding Holding Company will be determined by its Board of Directors. The shares of Class A common stock (including those deemed held in our deferred compensation plan) will be exchanged for shares of Class B common stock (or, with respect to participants in the deferred compensation plan, a deemed investment in Class B common stock), with the number of shares of Class B common stock to be based upon the value of the Class A common stock (including shares deemed held in the deferred compensation plan) at the time of the offering. To the extent we have cash available and to the extent not restricted by market conditions related to the offering, the holders of Class A common stock (and participants in the deferred compensation plan) will be entitled to receive in cash, unless otherwise determined by the Board of Directors of THL Bedding Holding Company, an amount up to their original investment plus the 6% accrued yield. Any amounts received in cash by the holders of Class A common stock will reduce the value of the Class A common stock used to compute the number of shares of Class B common stock to be issued in such exchange.

  EQUITY REGISTRATION RIGHTS AGREEMENT

     THL is entitled to request up to four registrations of the Class A common stock of THL Bedding Holding Company under the Securities Act at any time after the closing of the Acquisition. In connection therewith, each signatory of the registration rights agreement agrees that it will vote, or cause to be voted, all common stock over which such person has power to vote to effect any stock split deemed necessary to facilitate the effectiveness of a requested registration. All holders of vested common stock are entitled to piggyback rights on any registration by THL Bedding Holding Company.

  DEFERRED COMPENSATION PLAN

     Certain members of management who were entitled to receive option proceeds in connection with the Acquisition have elected to become participants in a deferred compensation plan whereby deferred compensation accounts will be deemed to be invested in Class A common stock (although no actual Class A common stock will be purchased) and will track distributions to be made to the holders of Class A common stock.

  RESTRICTED STOCK AGREEMENT

     Certain members of management were entitled to purchase shares of Class B common stock at a purchase price of $0.01 per share pursuant to a Restricted Stock Agreement. Twenty-five percent of the shares of Class B common stock become eligible for vesting at the end of each of 2004, 2005, 2006 and 2007. Vesting is subject to annual performance targets and includes catch-up provisions and acceleration upon a change of control. Upon a manager's termination, THL Bedding Holding Company is entitled to repurchase (1) unvested shares of Class B common stock for the lesser of fair market value or the original purchase price, and (2) vested shares of Class B common stock at fair market value.

  CONSULTING SERVICES

     During fiscal 2003, Rousch Consulting Group, Inc. provided consulting services to Simmons for aggregate payments of approximately $160 thousand, inclusive of out-of-pocket expenses of approximately $$45 thousand. Rousch Consulting Group, Inc. is wholly owned by our Executive Vice President -- Human Resources and Assistant Secretary, Rhonda C. Rousch, and her husband, Edward L. Rousch.

  TRANSACTIONS WITH MR. EITEL

     Mr. Eitel owns a motor yacht, which as of November 1, 2003, he has agreed to make available to the Company for 30 days each year for use as a venue for corporate and other functions. As compensation for the use of Mr. Eitel's motor yacht, commencing November 1, 2003, we have agreed to pay compensation to the captain of Mr. Eitel's motor yacht in the amount of $80 thousand per year, plus benefits, and to pay up to $25 thousand annually, including benefits, as compensation of any first mate which Mr. Eitel may hire. In fiscal year 2003, the total amount of salary and benefits paid under this agreement was approximately $15 thousand. We estimate that payments in 2004 for the services of the captain of Mr. Eitel's motor yacht will total approximately $93 thousand.

     During fiscal 2003, Mr. Eitel paid Simmons approximately $10 thousand as reimbursement of the costs associated with his personal use of our corporate aircraft. Beginning in fiscal 2004, we have agreed not to require Mr. Eitel to reimburse use for his use of the corporate aircraft.

  PURCHASE OF SLEEP COUNTRY

     On February 28, 2003, we acquired the stock of SC Holdings, Inc. ("Sleep Country"), a mattress retailer with 47 stores in the Pacific Northwest, from a fund affiliated with Fenway Partners for approximately $18.4 million, plus additional contingent consideration based upon future performance. This acquisition was financed from borrowings under our existing senior credit facility. Sleep Country used the proceeds received to repay bank debt of $17.8 million and debt to an affiliate of $0.6 million. In connection with the acquisitions, we paid a fund affiliated with Fenway Partners and a former shareholder of Sleep Country approximately $14.8 million additional final consideration.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees were billed to us by our principal accountants, PricewaterhouseCoopers LLP, for audit services related to the two most recent fiscal years and for other professional services billed in the most recent two fiscal years were as follows:

                                                    2002           2003
                                                 ---------       --------
                     Audit Fees                   $258,378       $160,591
                     Audit-Related Fees              8,052         55,338
                     Tax Fees                      139,804        450,217
                     All Other Fees                109,700        328,674
                                                  --------       --------
                     Total                        $515,934       $994,820
                                                  ========       ========

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements of Simmons Company and its subsidiaries are included in Part II, Item 8:

                  Report of Independent Accountants

                  Consolidated Statements of Operations for the period from December 20, 2003 through December 27, 2003, period from December 29, 2002 through December 19, 2003, and for the years ended December 28, 2002 and December 29, 2001

                  Consolidated Balance Sheets at December 27, 2003 and December 28, 2002

                  Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the period from December 20, 2003 through December 27, 2003, period from December 29, 2002 through December 19, 2003, and for the years ended December 28, 2002 and December 29, 2001

                  Consolidated Statements of Cash Flows for the period from December 20, 2003 through December 27, 2003, period from December 29, 2002 through December 19, 2003, and for the years ended December 28, 2002 and December 29, 2001

                  Notes to the consolidated financial statements

(a)(2)   Financial Statement Schedule

                  Schedule II - Valuation Accounts

(a)(3)   The exhibits to this report are listed in section (c) of Item 14 below.

(b)      Reports on Form 8-K filed during the fourth quarter:

         A report on Form 8-K was filed on November 12, 2003, reporting our results of operations for the quarter and nine months ended September 27, 2003.

         A report on Form 8-K was filed on November 17, 2003, reporting our Fifth Amendment to the Credit Guaranty Agreement dated as of October 29, 1998 and announcing the sale of the Company to an affiliate of Thomas H. Lee Partners.

         A report on Form 8-K was filed on November 19, 2003, reporting THL Bedding Company commenced a cash tender offer and consent solicitation for any and all of the $150,000,000 aggregate principal amount of 10.25% Senior Subordinated Notes due 2009 of the Company.

         A report on Form 8-K was filed on November 25, 2003, reporting the Company, has entered into an ESOP Stock Sale Agreement (the "ESOP Stock Sale Agreement") by and among THL Bedding Company , Holdings and State Street Bank and Trust Company, solely in its capacity as trustee of the Simmons Company Employee Stock Ownership Trust (the "Trust") dated as of November 21, 2003.

         A report on Form 8-K was filed on December 2, 2003, reporting our results of operations for the ten months and last twelve months ended November 1, 2003.

         A report on Form 8-K was filed on December 5, 2003, announcing THL Bedding Company received the requisite consents to amend the indenture relating to the Company's Senior Subordinated Notes.

(c)      Exhibits:


The following exhibits are filed with or incorporated by reference into this Form 10-K. For the purposes of this exhibit index, references to "the Registrant" include Simmons Company, both prior to and following the transactions that occurred on December 19, 2003. For a description of these transactions, see "Recent History of the Company." The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either the (i) Registration Statement on Form S-4 under the Securities Act of 1933 for the Registrant, File No. 333-76723 (referred to as "S-4"), (ii) Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (referred to as "9/30/00 10-Q"), (iii) Annual Report on Form 10-K for the year ended December 29, 2001 (referred to as "2001 10-K"), (iv) Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (referred to as "3/30/02 10-Q"), (v) Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 (referred to as "6/29/02 10-Q"), (vi) Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 (referred to as "9/28/02 10-Q"), or (vii) Annual Report on Form 10-K for the year ended December 28, 2002 (referred to as "2002 10-K"). Exhibits filed herewith have been denominated by a pound sign (#).

                                  EXHIBIT INDEX

     Number                                      Description
        #2.1      Agreement and Plan of Merger dated as of December 19, 2003, by and between THL
                  Bedding Company and Simmons Holdings, Inc.

        #2.2      Agreement and Plan of Merger dated as of December 19, 2003, by and between Simmons
                  Company and Simmons Holdings, Inc.

        #3.1      Amended and Restated Certificate of Incorporation of Simmons Company.

        #3.2      Certificate of Ownership and Merger of Simmons Company with and into Simmons
                  Holdings, Inc.

        #3.3      By-laws of Simmons Company.

        #4.1      Indenture dated as of December 19, 2003, among Simmons Company (f/k/a THL Bedding
                  Company), the Guarantors party thereto and Wells Fargo Bank Minnesota, National
                  Association, as trustee.

        #4.2      Exchange and Registration Rights Agreement dated as of December 19, 2003, Simmons
                  Company (f/k/a THL Bedding Company), Goldman, Sachs & Co., Deutsche Bank
                  Securities, UBS Securities LLC, and the Guarantors party thereto.

        *4.3      Indenture dated as of March 19, 1999, between Simmons Company and SunTrust Bank, as trustee (S-4).

      #4.3.1      Supplemental Indenture dated as of December 2, 2003 by and among Simmons Company and SunTrust Bank, as trustee.

       *10.1      Labor Agreement between the Company and The United Furniture Workers of America,
                  Local No. 262 for all employees at the San Leandro, California plant of the
                  Company excluding executives, sales employees, office workers, supervisors, foremen, timekeepers, watchmen, Teamsters or persons in any way identified with management for the period from April 1, 2002 to April 1, 2004 (6/29/02 10-Q).


       *10.2      Labor Agreement between the Company and The United Steel Workers of America, Local
                  No. 13-02, for all employees at the Shawnee, Kansas plant of the Company excluding executives, sales employees, office employees, supervisors, timekeepers, and mechanics, for the period from April 22, 2002 to April 19, 2004 (9/28/02).

       *10.4      Labor Agreement between the Company and The United Steel Workers, Local No. 422
                  for all production and maintenance employees at the Dallas, Texas plant of the
                  Company excluding supervisors, foremen, factory clerks, office employees, time keepers, watchmen or persons in any way identified with management for the period from October 16, 2001 to October 15, 2004 (2001 10-K).

       *10.5      Labor Agreement between the Company and The United Steel Workers, Local No. 2401
                  for all production at the Atlanta, Georgia plant of the Company excluding office workers, supervisors, foremen, inspectors, watchmen, plant guards, departmental coordinators, carload checkers or persons in any way identified with management for the period from October 16, 2001 to October 15, 2005 (2001 10-K).

       *10.6      Labor Agreement between the Company and The United Steel Workers, Local No. 515U
                  for all employees at the Los Angeles, California plant of the Company excluding executives, sales employees, office workers, and supervisors for the period from
                  October 16, 2001 to October 15, 2005 (2001 10-K).

       *10.7      Labor Agreement between the Company and The United Steel Workers, Local No. 420
                  for employees at the Piscataway, New Jersey plant of the Company excluding watchmen, office janitors, maintenance department employees, truck drivers, tool makers, machinists, supervisors, porters, matrons, main office, clerical, and maintenance helpers for the period of October 16, 2001 to October 15, 2005 (2001
                  10-K).

       *10.8      Labor Agreement between the Company and The United Steel Workers, Local No. 424
                  for all production employees at the Columbus, Ohio plant of the Company excluding executives, sales employees, office workers, timekeepers, watchmen, office janitors, maintenance department employees, truck drivers, foremen, supervisors, private chauffeurs, main office, clerical, and engine room and power plant employees for the period from October 16, 2001 to October 15, 2004 (2001 10-K).

       *10.9      Lease Agreement at Concourse between Concourse I, Ltd., as Landlord, and the
                  Company, as Tenant, dated as of April 20, 2000, as amended (9/30/00 10-Q).

       *10.10     Lease between Beaver Ruin Business Center-Phase V between St. Paul Properties,
                  Inc., as Landlord, and the Company, as Tenant, dated as of October 19, 1994, as amended by Addendum to Lease, dated as of September 1, 1995 (S-4).

       *10.11     Loan Agreement, dated as of November 1, 1982, between the City of Janesville,
                  Wisconsin and the Company, as successor by merger to Simmons Manufacturing
                  Company, Inc., relating to $9,700,000 City of Janesville, Wisconsin
                  Industrial Development Revenue Bond, Series A (S-4).

       *10.12     Loan Agreement between the City of Shawnee and the Company relating to the
                  Indenture of Trust between City of Shawnee, Kansas and State Street Bank and Trust
                  Company of Missouri, N.A., as Trustee, dated as of December 1, 1996 relating to
                  $5,000,000 Private Activity Revenue Bonds, Series 1996 (S-4).

       *10.13     Loan Agreement dated as of December 12, 1997 between Simmons Caribbean Bedding,
                  Inc. and Banco Santander Puerto Rico (S-4). *10.13.1 English Language Summary of
                  Appendix to Exhibit 10.23.1 (S-4).

       *10.14     Simmons Retirement Savings Plan adopted February 1, 1987, as amended and restated January 1, 2002 (3/30/02 10-Q).

     *10.14.1     First Amendment to the Simmons Retirement Savings Plan effective for years beginning after December 31, 2001 (3/30/02 10-Q).

       *10.16     Retirement Plan for Simmons Company Employees adopted October 31, 1987, as amended and restated May 1, 1997 (3/30/02 10-Q).

     *10.16.1     First Amendment to the Retirement Plan for Simmons Company Employees effective for years ending after December 31, 2001 (3/30/02 10-Q).

      #10.17      Stock Purchase Agreement dated as of November 17, 2003, by and among Simmons
                  Holdings, Inc., THL Bedding Company and the sellers named therein.

      #10.18      ESOP Stock Sale Agreement dated as of November 21, 2003, by and among Simmons
                  Holdings, Inc., State Street Bank and Trust Company, solely in its capacity as trustee, of the Simmons Company Employee Stock Ownership Trust, and THL Bedding
                  Company.

      #10.19      Amendment to Employee Stock Ownership Plan Trust Agreement dated as of December
                  16, 2003, between Simmons Company and State Street Bank and Trust Company, as
                  trustee under the Trust Agreement.

      #10.20      Management Agreement dated as of December 19, 2003, by and between Simmons Company and THL Managers V, LLC.

      #10.21      Senior Manager Restricted Stock Agreement dated as of December 19, 2003, between
                  THL Bedding Company and Charles R. Eitel.

      #10.22      Senior Manager Restricted Stock
                  Agreement dated as of December 19, 2003, between THL Bedding Company and Robert W.
                  Hellyer.

      #10.23      Senior Manager Restricted Stock Agreement dated as of December 19, 2003, between
                  THL Bedding Company and William S. Creekmuir.

      #10.24      Senior Manager Restricted Stock Agreement dated as of December 19, 2003, between
                  THL Bedding Company and Rhonda C. Rousch.

      #10.25      Restricted Stock Agreement dated as of December 19, 2003, between THL Bedding
                  Holding Company and the Persons named therein.

      #10.26      THL Bedding Holding Company Equity Incentive Plan.

      #10.27      THL Bedding Holding Company Deferred Compensation Plan.

      #10.28      Employment Agreement dated as of December 19, 2003, among THL Bedding Holding
                  Company, Simmons Company and Charles R. Eitel.

      #10.29      Employment Agreement dated as of December 19, 2003, among THL Bedding Holding
                  Company, Simmons Company and Robert W. Hellyer.

      #10.30      Employment Agreement dated as of December 19, 2003, among THL Bedding Holding
                  Company, Simmons Company and William S. Creekmuir.

      #10.31      Employment Agreement dated as of December 19, 2003, among THL Bedding Holding
                  Company, Simmons Company and Rhonda C. Rousch.

      #10.32      Management Subscription and Stock Purchase Agreement dated as of December 19,
                  2003, by and among THL Bedding Holding Company and the Persons named therein.

      #10.33      Credit and Guaranty Agreement, dated as of December 19, 2003, among THL Bedding
                  Company, as Company, THL-SC Bedding Company and certain subsidiaries of the Company, as Guarantors, the financial institutions listed therein, as Lenders, UBS Securities
                  LLC, as Joint Lead Arranger and as Co-Syndication Agent, Deutsche Bank AG, New York
                  Branch, as Administrative Agent, General Electric Capital Corporation, as
                  Co-Documentation Agent, CIT Lending Services Corporation, as Co-Documentation Agent
                  and Goldman Sachs Credit Partners L.P., as Sole Bookrunner, a Joint Lead Arranger and
                  as Co-Syndication Agent.

      #10.34      Senior Unsecured Term Loan and Guaranty Agreement, dated December 19, 2003, among
                  THL Bedding Company, as Company, THL-SC Bedding Company and certain subsidiaries of the Company, as Guarantors, the financial institutions listed therein, as Lenders,
                  Goldman Sachs Credit Partners L.P., as Sole Bookrunner, a Joint Lead Arranger
                  and as Co-Syndication Agent, UBS Securities LLC, as Joint Lead Arranger and as
                  Co-Syndication Agent, and Deutsche Bank AG, New York Branch, as Administrative
                  Agent.

      #10.35      Assumption Agreement, dated December 19, 2003, made by Simmons Holdings, Inc.,
                  Simmons Company and certain subsidiaries of Simmons, as Guarantors, in favor of
                  Deutsche Bank, AG, New York Branch, as Administrative Agent for banks and other financial institutions or entities, the Lenders, parties to the Credit
                  Agreement and Term Loan Agreement.

      #10.36      Pledge and Security Agreement dated December 19, 2003, between each of the grantors party thereto and Deutsche Bank AG, New York Branch, as the Collateral Agent.

      *10.37      2002 Stock Option Plan (2002 10-K)

      *10.38      Simmons Company Employee Stock Ownership Plan adopted January 31, 1998, as amended and restated December 29, 2001 (3/30/02 10-Q).

    *10.38.1      First Amendment to the Simmons Company Employee Stock Ownership Plan effective for years ending after December 31, 2001 (3/30/02 10-Q)

       #12.1      Computation of ratio of earnings to fixed charges

       #21.1      Subsidiaries of Simmons Company

       #24.1      Power of Attorney (included on the signature pages hereto)

       #31.1      Chief Executive Officer Certification of the Type Described in Rule 13a-14(a)
                  and Rule 15d-14(a)

       #31.2      Chief Financial Officer Certification of the Type Described in Rule 13a-14(a)
                  and Rule 15d-14(a)

        32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

        32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)


                                SIMMONS COMPANY

                        SCHEDULE II -- VALUATION ACCOUNTS


VALUATION ACCOUNTS


            Col. A                                   Col. B             Col. C             Col. D             Col. E
      ------------------                         ---------------    ---------------    ---------------   --------------
                                                    Balance at                                              Balance at
                                                   Beginning of                                               End of
         Description                                  Period           Additions          Deductions          Period
         -----------                               ------------        ---------          ----------        ----------

Fiscal year ended December 27, 2003
  Doubtful accounts                                 $     3,134        $   3,840          $    4,054        $    2,920
  Discounts and returns, net                              2,152               --                 112             2,040
                                                    -----------        ---------          ----------        ----------
                                                    $     5,286        $   3,840          $    4,166        $    4,960
                                                    ===========        =========          ==========        ==========

Fiscal year ended December 28, 2002
  Doubtful accounts                                 $     1,879        $   3,082          $    1,827        $    3,134
  Discounts and returns, net                              2,885               --                 733             2,152
                                                    -----------        ---------          ----------        ----------
                                                    $     4,764        $   3,082          $    2,560        $    5,286
                                                    ===========        =========          ==========        ==========


Fiscal year ended December 29, 2001
  Doubtful accounts                                 $     4,312        $   6,172          $    8,605        $    1,879
  Discounts and returns, net                              5,190               --               2,305             2,885
  Tax valuation allowance                                 3,999               --               3,999                --
                                                    -----------        ---------          ----------        ----------
                                                    $    13,501        $   6,172          $   14,909        $    4,764
                                                    ===========        =========          ==========        ==========

                                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMMONS COMPANY

(Registrant)

March 23, 2004               By: /S/ William S. Creekmuir
                                 -----------------------------------------------
                                 William S. Creekmuir, Executive Vice President,
                                 Chief Financial Officer, & Director
                                 (Principal Financial Officer)

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William S. Creekmuir, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ Charles R. Eitel                                              March 23, 2004
-----------------------------------------------------
Charles R. Eitel, Chairman of the Board of Directors;
Director; and Chief Executive Officer
(Principal Executive Officer)


/S/ Todd M. Abbrecht                                              March 23, 2004
-----------------------------------------------------
Todd M. Abbrecht, Director


/S/ Robert W. Hellyer                                             March 23, 2004
-----------------------------------------------------
Robert W. Hellyer, Director


/S/ David A. Jones                                                March 23, 2004
-----------------------------------------------------
David A. Jones, Director


/S/ Albert L. Prillaman                                           March 23, 2004
-----------------------------------------------------
Albert L. Prillaman, Director

/S/ Scott A. Schoen                                               March 23, 2004
-----------------------------------------------------
Scott A. Schoen, Director

/S/ George R. Taylor                                              March 23, 2004
-----------------------------------------------------
George R. Taylor, Director

/S/ Mark F. Chambless                                             March 23, 2004
-----------------------------------------------------
Mark F. Chambless, Vice President &
Corporate Controller;
(Principal Accounting Officer)