Form 10-Q
period 2004-03-27
SIMMONS CO /GA/
filed 2004-05-12
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 27, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

      Commission file number 333-76723

                                 SIMMONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     13-3875743
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

One Concourse Parkway, Suite 800, Atlanta, Georgia               30328-6188
--------------------------------------------------         ---------------------
     (Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code     (770)512-7700

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

      The number of shares of the registrant's common stock outstanding as of May 11, 2004 was 100.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                 (in thousands)
                                   (Unaudited)

                                                              Successor    |   Predecessor
                                                              ---------    |   -----------
                                                            Quarter Ended  |  Quarter Ended
                                                               March 27,   |    March 29,
                                                                 2004      |      2003
                                                                 ----      |      ----
                                                                           |
Net sales                                                   $     223,320  |  $     186,615
Cost of products sold                                             119,865  |         98,233
                                                            -------------  |  -------------
     Gross profit                                                 103,455  |         88,382
                                                            -------------  |  -------------
                                                                           |
Operating expenses:                                                        |
    Selling, general and administrative expenses                   85,261  |         70,244
    Amortization of intangibles                                     3,486  |             72
    Transaction expenses                                                -  |            772
    Licensing income                                               (2,581) |         (2,614)
                                                            -------------  |  -------------
                                                                   86,166  |         68,474
                                                            -------------  |  -------------
     Operating income                                              17,289  |         19,908
                                                                           |
    Interest expense, net                                          11,093  |          7,379
                                                            -------------  |  -------------
     Income before income taxes                                     6,196  |         12,529
Income tax expense                                                  2,231  |          5,049
                                                            -------------  |  -------------
     Net income                                                     3,965  |          7,480
                                                                           |
Other comprehensive income:                                                |
    Foreign currency translation adjustment                            (2) |             91
                                                            -------------  |  -------------
     Comprehensive income                                   $       3,963  |  $       7,571
                                                            =============  |  =============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)


                                                    March 27,    December 27,
                                                      2004          2003*
                                                      ----          -----
                                                          (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                       $        859   $      3,670
  Accounts receivable, less allowances for
   doubtful receivables, discounts, returns and
   allowances of $5,913 and $4,960                      83,506         65,868
  Inventories                                           29,445         31,355
  Deferred income taxes                                    778            973
  Other current assets                                  17,931         22,616
  Assets held for sale                                   5,823          8,564
                                                  ------------   ------------
       Total current assets                            138,342        133,046
                                                  ------------   ------------

Property, plant and equipment, net                      53,097         53,228
Goodwill, net                                          789,818        792,230
Intangible assets, net                                 155,712        159,198
Other assets                                            46,697         45,417
                                                  ------------   ------------
                                                  $  1,183,666   $  1,183,119
                                                  ============   ============

*Derived from the Company's 2003 audited Consolidated Financial Statements.

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                 March 27,    December 27,
                                                   2004          2003*
                                                   ----          -----
                                                (Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt         $      5,916   $      9,512
  Accounts payable                                   43,321         39,956
  Accrued wages and benefits                         13,569         20,230
  Accrued advertising and incentives                 21,092         21,612
  Accrued interest                                    9,325          1,238
  Other accrued expenses                             12,388         10,868
  Liabilities held for sale                           2,641          2,064
                                               ------------   ------------
    Total current liabilities                       108,252        105,480
                                               ------------   ------------

Non-current liabilities:
  Long-term debt                                    752,021        760,741
  Deferred income taxes                              21,556         23,719
  Other                                              17,597         12,902
                                               ------------   ------------
    Total liabilities                               899,426        902,842
                                               ------------   ------------

Commitments and contingencies

Common stockholder's equity:
  Common stock, $.01 par value; 3,000 shares
    authorized; 100 issued and outstanding                1              1
  Additional paid-in capital                        287,449        287,449
  Accumulated deficit                                (3,225)        (7,190)
  Accumulated other comprehensive income                 15             17
                                               ------------   ------------
    Total common stockholder's equity               284,240        280,277
                                               ------------   ------------
                                               $  1,183,666   $  1,183,119
                                               ============   ============

*Derived from the Company's 2003 audited Consolidated Financial Statements.

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                             Successor    |   Predecessor
                                                                           -------------  |  -------------
                                                                           Quarter Ended  |  Quarter Ended
                                                                             March 27,    |    March 29,
                                                                               2004       |       2003
                                                                               ----       |       ----
                                                                                          |
Cash flows from operating activities:                                                     |
Net income                                                                 $       3,965  |  $       7,480
Adjustments to reconcile net income to net cash                                           |
  provided by (used in) operating activities:                                             |
     Depreciation and amortization                                                 7,621  |          5,740
     Provision for bad debts                                                         915  |            918
     Provision for deferred income taxes                                           1,435  |          2,875
     Non-cash interest expense                                                       472  |            740
     Non-cash stock compensation expense                                           3,308  |            830
     Other, net                                                                        -  |           (250)
Net changes in operating assets and liabilities:                                          |
     Accounts receivable                                                         (17,946) |         (6,759)
     Inventories                                                                   4,285  |         (2,934)
     Other current assets                                                          4,524  |         (8,237)
     Accounts payable                                                              3,993  |         (6,504)
     Accrued liabilities                                                           2,392  |         (7,879)
     Other, net                                                                   (3,408) |          3,866
                                                                           -------------  |  -------------
  Net cash provided by (used in) operating activities                             11,556  |        (10,114)
                                                                           -------------  |  -------------
                                                                                          |
Cash flows from investing activities:                                                     |
     Purchases of property, plant and equipment                                   (1,817) |           (442)
     Other, net                                                                        6  |           (111)
                                                                           -------------  |  -------------
  Net cash used in investing activities                                           (1,811) |           (553)
                                                                           -------------  |  -------------
                                                                                          |
Cash flows from financing activities:                                                     |
     Payments of Successor Senior Credit Facility, net                           (11,675) |              -
     Payments of other Successor debt                                               (641) |              -
     Repurchase of SC Holdings, Inc. minority interest and                                |
       payment of SC Holdings, Inc. debt                                               -  |        (18,653)
     Proceeds from Predecessor Senior Credit Facility, net                             -  |         26,200
     Payments of other Predecessor debt                                                -  |         (2,306)
     Payments of financing fees                                                     (238) |              -
                                                                           -------------  |  -------------
  Net cash provided by (used in) financing activities                            (12,554) |          5,241
                                                                           -------------  |  -------------
Net effect of exchange rate changes on cash                                           (2) |             91
                                                                           -------------  |  -------------
Change in cash and cash equivalents                                               (2,811) |         (5,335)
Cash and cash equivalents, beginning of period                                     3,670  |          7,108
                                                                           -------------  |  -------------
Cash and cash equivalents, end of period                                   $         859  |  $       1,773
                                                                           =============  |  =============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Simmons Company and Subsidiaries
      Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                      (in thousands, except share amounts)

                                                                                            Class A                   Class B
                                                                                      ----------------------     -------------------
                                                            Common       Common         Common       Common      Common       Common
                                                            Shares       Stock          Shares       Stock       Shares       Stock
Predecessor
December 28, 2002 (audited).........................                                  23,752,324    $  242       379,119      $   4
   Net loss.........................................                                          --        --            --         --
   Other comprehensive loss:
     Change in foreign currency translation.........                                          --        --            --         --

   Comprehensive income (loss)......................                                          --        --            --         --
   Contribution of debt to an affiliate
      of SC Holdings, Inc...........................                                          --        --            --         --
   Acquisition of SC Holdings, Inc.
      minority interest.............................                                          --        --            --         --
   Increase in redemption obligation-ESOP
      based on fair market value....................                                          --        --            --         --
   Common stock repurchased.........................                                          --        --            --         --
                                                                                      ----------    ------       -------      -----
December 19, 2003 (audited).........................                                  23,752,324    $  242       379,119      $   4
                                                                                      ==========    ======       =======      =====

Successor
December 20, 2003 (reflects the new basis
   of 100 common shares in connection with
   the Acquisitions)................................           100       $   1
     Deemed dividend to reflect carryover basis.....            --          --
     Net loss.......................................            --          --
     Other comprehensive income:
       Change in foreign currency translation.......            --          --
     Comprehensive income (loss)....................            --          --
                                                            ------       -----
December 27, 2003 (audited).........................           100       $   1
     Net income.....................................            --          --
     Other comprehensive income:
       Change in foreign currency translation.......            --          --
     Comprehensive income (loss)....................            --          --
                                                            ------       -----
March 27, 2004 (unaudited)..........................           100       $   1
                                                            ======       =====
                                                                                       Accumulated      Common
                                                            Additional                   Other          Stock          Total
                                                             Paid-In    Accumulated   Comprehensive    Held in      Stockholders'
                                                             Capital      Deficit         Loss         Treasury    Equity (Deficit)
                                                            ----------  -----------   -------------    --------    ----------------
Predecessor
December 28, 2002 (audited).........................        $      --   $ (71,635)    $     (144)      $  (9,803)    $  (81,336)
   Net loss.........................................               --     (34,096)            --              --        (34,096)
   Other comprehensive loss:
     Change in foreign currency translation.........               --          --            207              --            207
                                                                        ----------    -----------      ----------    -----------
   Comprehensive income (loss)......................               --     (34,096)           207              --        (33,889)
   Contribution of debt to an affiliate
      of SC Holdings, Inc...........................            7,916          --             --              --          7,916
   Acquisition of SC Holdings, Inc.
      minority interest.............................              (25)         --             --              --            (25)
   Increase in redemption obligation-ESOP
      based on fair market value....................           (7,891)    (26,772)            --              --        (34,663)
   Common stock repurchased.........................               --          --             --          (7,383)        (7,383)
                                                            ---------   ----------    -----------      ----------    -----------
December 19, 2003 (audited).........................        $      --   $(132,503)    $       63       $ (17,186)    $ (149,380)
                                                            =========   ==========    ===========      ==========    ===========

Successor
December 20, 2003 (reflects the new basis
   of 100 common shares in connection with
   the Acquisitions)................................        $ 387,837   $      --     $      --                      $  387,838
     Deemed dividend to reflect carryover basis.....         (100,388)         --            --                        (100,388)
     Net loss.......................................               --      (7,190)           --                          (7,190)
     Other comprehensive income:
       Change in foreign currency translation.......               --          --            17                              17
                                                                        ---------     ---------                      ----------
     Comprehensive income (loss)....................               --      (7,190)           17                          (7,173)
                                                            ---------   ---------     ---------                      ----------
December 27, 2003 (audited).........................        $ 287,449   $  (7,190)    $      17                      $  280,277
     Net income.....................................               --       3,965            --                           3,965
     Other comprehensive income:
       Change in foreign currency translation.......               --          --            (2)                             (2)
                                                                        ---------     ---------                      ----------
     Comprehensive income (loss)....................               --       3,965            (2)                          3,963
                                                            ---------   ---------     ---------                      ----------
March 27, 2004 (unaudited)..........................        $ 287,449   $  (3,225)    $      15                      $  284,240
                                                            =========   =========     =========                      ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                       Simmons Company and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)

A.    Basis of Presentation

      For purposes of this report the "Company" refers to Simmons Company and its subsidiaries, collectively. The Condensed Consolidated Financial Statements of the Company are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "Commission"). The accompanying unaudited condensed consolidated financial statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 27, 2004, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 27, 2003. Operating results for the period ended March 27, 2004 are not necessarily indicative of future results that may be expected for the year ending December 25, 2004.

      The preparation of unaudited condensed consolidated financial statements in conformity with GAAP includes some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates.

B.    The Acquisitions

      In November 2003, THL Bedding Company, an affiliate of Thomas H. Lee Partners, L.P., acquired the Company for approximately $1.115 billion, including related acquisition costs (the "Acquisitions"). Concurrently with the closing of this transaction on December 19, 2003, each of THL Bedding Company and the former Simmons Company merged with and into the Company with the Company continuing as the surviving corporation. The Company, formerly known as Simmons Holdings, Inc., was renamed Simmons Company.

      Thomas H. Lee Partners, L.P. is a leading private equity firm focused on identifying and acquiring substantial ownership stakes in mid- to large-cap growth companies. Following the Acquisitions, the Company is expected to continue to be a leading manufacturer and distributor of branded bedding products in the United States.

      The financing for the Acquisitions (including the refinancing of outstanding debt) was provided by (i) borrowings under a new $480.0 million Senior Secured Credit Facility, consisting of a $405.0 million term loan facility and a $75.0 million revolving credit facility, which refinanced the Company's existing senior and subordinated loans, (ii) borrowings under a new $140.0 million senior unsecured term loan facility; (iii) issuance of $200.0 million senior subordinated notes; and (iv) $387.8 million of capital provided by Thomas H. Lee Equity Fund V, L.P. and its affiliates (collectively "THL"), affiliates of Fenway Partners, Inc. ("Fenway") and management of the Company.

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

      In connection with the Transactions, certain members of the Company's management deferred $19.8 million of their proceeds from the Acquisitions into a deferred compensation plan of THL Holding. The deferred proceeds were deemed invested in Class A common stock of THL Holding ("Deemed Shares"). The Deemed Shares convert into cash or common stock of THL Holding based upon the outcome of uncertain events such as a change of control or an initial public offering, or they will convert into common stock of THL Holding after ten years. The Deemed Shares have a put option that gives the holder the right for cash settlement under certain circumstances outside THL Holding's control. Accordingly, the deferred compensation plan has been recorded as a liability of THL Holding and is marked to market based upon an independent quarterly valuation of the common stock of THL Holding. The changes in the market value of the liability are recorded as non-cash stock compensation expense of the Company. THL Holding is unable to repurchase Deemed Shares without receiving dividends from the Company. The Company's New Senior Credit Facility, Senior Unsecured Term Loan Facility, and indenture for the New Notes restrict the payment of dividends by the Company to THL Holding for the purchase of Deemed Shares.

      The Acquisitions were accounted for as a purchase as prescribed by Statement of Financial Accounting Standards No. 141, Business Combinations, in accordance with Emerging Issues Task Force ("EITF") No. 88-16, Basis in Leveraged Buyout Transactions. This guidance requires the continuing residual interest retained by the continuing management investors, as a result of the Transactions, be reflected at its predecessor basis. In accordance with EITF Issue No. 90-12, Allocating Basis to Individual Assets and Liabilities for Transactions within the Scope of Issue No. 88-16, a step-up of assets and liabilities to fair value was recorded in purchase accounting for the remaining interest in the Company acquired by THL and Fenway. The amount of carryover basis determined was reflected as a deemed dividend of $100.5 million in the opening consolidated balance sheet.

      The purchase price allocation has not been finalized, and a tentative allocation has been made using the values that have been determined and the preliminary estimates for the values that have not yet been determined. The valuation of certain identifiable intangible assets is expected to be completed in the second quarter of 2004. The Company does not expect the final valuation to have a material impact on previously reported operating results. Following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the Acquisitions:

(IN THOUSANDS)

Current assets..................................     $   137,296
Property, plant and equipment...................          54,446
Goodwill........................................         789,818
Other assets....................................          50,385
Intangibles.....................................         159,511
                                                     -----------
  Total assets acquired.........................       1,191,456
                                                     -----------
Current liabilities.............................          91,775
Acquisition costs...............................          24,939
Non-current liabilities.........................          59,873
                                                     -----------
  Total liabilities assumed.....................        (176,587)
                                                     -----------
  Deemed dividend...............................         100,388
                                                     -----------
  Purchase price................................     $ 1,115,257
                                                     ===========

      Since the Acquisitions were accounted for as a stock purchase, the respective tax bases of the assets and liabilities were not changed. Goodwill was assigned to the wholesale and retail segments in the amounts of $773.1 million and $16.7 million, respectively.

C.    Assets/Liabilities Held For Sale

      In April 2003, the Company initiated a sales process of its retail operations. Following the Acquisitions, the Board of Directors decided to continue a sales process for the Gallery Corp. ("Mattress Gallery") retail operations in California and to continue to operate the Company's Sleep Country retail operations in Oregon and Washington. The Company completed a sale of its Mattress Gallery stock on May 1, 2004 for cash proceeds of $6.5 million to Pacific Coast Mattress, Inc. ("PCM"). In connection with the sale, the Company entered into a five-year supply agreement with PCM.

      In accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reflected assets and liabilities for Mattress Gallery as held for sale in the consolidated balance sheets. The Company has not reflected the results of operations for Mattress Gallery as discontinued operations since the Company will have an ongoing interest in the cash flows of the operations through a long-term supply agreement. For the quarter ended March 27, 2004, Mattress Gallery's net sales and operating loss were $9.9 million and $2.4 million, respectively. For the quarter ended March 29, 2003, Mattress Gallery's net sales and operating loss were $8.3 million and $0.2 million, respectively.

      The components of the assets and liabilities held for sale are as follows (amounts in thousands):

                                         March 27,    December 27,
                                           2004           2003
                                           ----           ----
         Assets Held for Sale

Accounts receivable, net                $      915     $    1,522
Inventories                                  2,621          4,996
Other current assets                           382            221
Property, plant and equipment, net           1,083          1,057
Other assets                                   822            768
                                        ----------     ----------
      Total assets held for sale        $    5,823     $    8,564
                                        ==========     ==========

         Liabilities Held for Sale

Accounts payable                        $    1,131     $      503
Other current liabilities                    1,156          1,207
Other long-term liabilities                    354            354
                                        ----------     ----------
      Total liabilities held for sale   $    2,641     $    2,064
                                        ==========     ==========

D.    Inventories

      A summary of inventories, exclusive of inventories included in assets held for sale, follows (amounts in thousands):

                                    March 27,    December 27,
                                      2004           2003
                                      ----           ----
Raw materials                     $     14,755   $     13,005
Work-in-progress                           976          1,099
Finished goods                          10,853         12,476
Inventory held at retail stores          2,861          4,775
                                  ------------   ------------
                                  $     29,445   $     31,355
                                  ============   ============

E.    Warranties

      The Company's warranty policy provides a 10-year non-prorated warranty service period on all first quality products, except for certain products for the hospitality industry which have varying non-prorated warranty periods generally ranging from five to ten years. The Company's policy is to accrue the estimated costs of warranty coverage at the time a sale is recorded. The following table presents a reconciliation of the Company's warranty liability as of March 27, 2004 and March 29, 2003 (amounts in thousands):

                                 For the Quarters Ended
                                 -----------------------
                                  March 27, | March 29,
                                    2004    |    2003
                                    ----    |    ----
                                            |
Balance at beginning of period   $    3,803 | $    3,434
Additional warranties issued            914 |      1,048
Warranty settlements                   (886)|       (865)
                                 ---------- | ----------
Balance at end of period         $    3,831 | $    3,617
                                 ========== | ==========

      The Company had no revisions in the estimate of the warranty accrual for the quarters ended March 27, 2004 and March 29, 2003.

F.    Long-Term Debt

      A summary of long-term debt follows (amounts in thousands):

                                                       March 27,    December 27,
                                                         2004           2003
                                                         ----           ----
Senior Credit Facility:
  New Revolving Loan                                 $          -   $      3,275
  New Tranche B Term Loan                                 396,600        405,000
                                                     ------------   ------------
    Total Senior Credit Facility                          396,600        408,275
Senior Unsecured Term Loan                                140,000        140,000
Industrial Revenue Bonds, 7.00%, due 2017                   9,700          9,700
Industrial Revenue Bonds, 3.24%, due 2016                   4,000          4,000
Banco Santander Loan, 3.15%, due 2013                       2,044          2,116
7.875% Senior Subordinated Notes due 2014                 200,000        200,000
10.25% Series B Senior Subordinated Notes due 2009          5,284          5,284
Other, including capital lease obligations                    309            878
                                                     ------------   ------------
                                                          757,937        770,253
Less current portion                                       (5,916)        (9,512)
                                                     ------------   ------------
                                                     $    752,021   $    760,741
                                                     ============   ============

      In connection with the Acquisitions on December 19, 2003, the Company entered into a new Senior Credit Facility (the "Senior Credit Facility"), a Senior Unsecured Term Loan Facility, and issued 7.875% Senior Subordinated Notes, the aggregate proceeds of which repaid the outstanding amounts under the old senior credit facility, notes payable to former shareholders, junior subordinated payment-in-kind notes, and a portion of the Company's 10.25% Senior Subordinated Notes.

      The Senior Credit Facility provides for a $75.0 million revolving credit facility. The revolving credit facility will expire on the earlier of (a) December 19, 2009 or (b) such other date as the revolving credit commitments thereunder shall terminate in accordance with the terms of the Senior Credit Facility. The Senior Credit Facility also provided for a $405.0 million Tranche B term loan facility. The Company prepaid $8.4 million of the Tranche B term loan in the first quarter of 2004. The Tranche B term loan has a final scheduled maturity date of December 19, 2011.

      As of March 27, 2004, the Company had availability to borrow $64.5 million under the Revolving Loan Facility after giving effect to $10.5 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the Revolving Loan Facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the Revolving Loan Facility to fund distributions, acquisitions and capital expenditures.

      The Senior Unsecured Term Loan Facility provides for a $140 million Senior Unsecured Term Loan. The Senior Unsecured Term loan has a final scheduled maturity date of June 17, 2012.

      The Senior Credit Facility and the Senior Unsecured Term Loan bear interest at the Company's choice of the Eurodollar Rate or Base Rate (both as defined), plus the applicable interest rate margins as follows:

                                                    Eurodollar   Base
                                                       Rate      Rate
                                                    ----------  -----
Revolving Loan Facility.......................         2.50%    1.50%
Tranche B Term Loan...........................         2.75%    1.75%
Senior Unsecured Term Loan....................         3.75%    2.75%

      The weighted average interest rates per annum in effect as of March 27, 2004 for the Tranche B Term Loan and Senior Unsecured Term Loan were 4.14% and 5.13%, respectively.

      The use of interest rate risk management instruments, such as collars and swaps, is required under the terms of the Senior Credit Facility. The Company is required to maintain protection against fluctuations in interest rates, and may do so through utilizing Eurodollar Rate loans having twelve-month interest periods or through one or more interest rate agreements. In order to address interest rate risk, the Company has developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. On January 26, 2004, the Company elected to set its interest rate at the twelve-month Eurodollar Rate for approximately $325.0 million of the Tranche B Term Loan and for the $140 million Senior Unsecured Term Loan, which fixed the Eurodollar Rate at 1.375% through January 26, 2005 for approximately 86% of floating rate debt outstanding as of March 27, 2004. Additionally, to further address interest rate risk, the Company entered into an interest rate cap agreement on February 11, 2004 for a notional amount of $170.0 million which capped the Eurodollar Rate, plus margin, at 5.0% for the period from January 26, 2005 through January 26, 2006.

      On April 12, 2004 the remaining 10.25% Series B Senior Subordinated Notes outstanding were repurchased at 105.125% of the principal amount thereof for a total payment of $5.3 million.

      On December 19, 2003 in connection with the Acquisitions, the Company completed a financing, which consisted of the sale of $200.0 million of 7.875% Senior Subordinated Notes due 2014 (the "New Notes") pursuant to a private offering. The New Notes bear interest at the rate of 7.875% per annum, which is payable semi-annually in cash in arrears on January 15 and July 15. The New Notes mature on January 15, 2014. The New Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company. The Company plans to issue 7.875% Senior Subordinated Notes due 2014 (the "Exchange Notes") in exchange for all New Notes, pursuant to an exchange offer whereby holders of the New Notes will receive Exchange Notes which have been registered under the Securities Act of 1933, as amended, but are otherwise identical to the New Notes.

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

      The New Notes are fully and unconditionally guaranteed, on a joint and several basis, and on an unsecured, senior subordinated basis by all of the Company's active domestic subsidiaries. All of the subsidiary guarantors are 100% owned by the Company. The following Supplemental Consolidating Condensed Financial Statements provide additional guarantor/non-guarantor information.

                        Simmons Company and Subsidiaries
          Supplemental Consolidating Condensed Statements of Operations
                      For the Quarter Ended March 27, 2004
                                 (in thousands)

                                    Successor

                                                         Issuer and
                                                         Guarantors
                                                -----------------------------
                                                   Simmons        Guarantor     Non-Guarantor
                                                   Company       Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                                -------------   -------------   -------------   -------------   -------------
Net sales                                       $     (12,166)  $     233,061   $       2,425   $          --   $     223,320
Cost of products sold                                     313         117,699           1,853              --         119,865
                                                -------------   -------------   -------------   -------------   -------------
 Gross margin                                         (12,479)        115,362             572              --         103,455
                                                -------------   -------------   -------------   -------------   -------------
Operating expenses:
 Selling, general and administrative expenses          56,019          28,697             545              --          85,261
 Amortization of intangibles                            2,669             817              --              --           3,486
 Intercompany fees                                    (53,929)         53,708             221              --              --
 Licensing income                                        (346)         (2,098)           (137)             --          (2,581)
                                                -------------   -------------   -------------   -------------   -------------
                                                        4,413          81,124             629              --          86,166
                                                -------------   -------------   -------------   -------------   -------------
  Operating income (loss)                             (16,892)         34,238             (57)             --          17,289
Interest expense, net                                  10,888             196               9              --          11,093
Income from subsidiaries                              (20,690)             --              --          20,690              --
                                                -------------   -------------   -------------   -------------   -------------
  Income (loss) before income taxes                    (7,090)         34,042             (66)        (20,690)          6,196
Income tax expense (benefit)                          (11,055)         13,279               7              --           2,231
                                                -------------   -------------   -------------   -------------   -------------
  Net income (loss)                             $       3,965   $      20,763   $         (73)  $     (20,690)  $       3,965
                                                =============   =============   =============   =============   =============

                        Simmons Company and Subsidiaries
          Supplemental Consolidating Condensed Statements of Operations
                      For the Quarter Ended March 29, 2003
                                 (in thousands)

                                   Predecessor

                                                          Issuer and
                                                          Guarantors
                                                 -----------------------------
                                                    Simmons        Guarantor     Non-Guarantor
                                                    Company      Subsidiaries     Subsidiaries    Eliminations    Consolidated
                                                 -------------   -------------   -------------   -------------   -------------
Net sales                                        $     (12,552)  $     197,025   $       2,142   $          --   $     186,615
Cost of products sold                                      215          96,427           1,591              --          98,233
                                                 -------------   -------------   -------------   -------------   -------------
  Gross margin                                         (12,767)        100,598             551              --          88,382
                                                 -------------   -------------   -------------   -------------   -------------
Operating expenses:
  Selling, general and administrative expenses          43,908          25,867             469              --          70,244
  Amortization of intangibles                               --              72              --              --              72
  Transaction expenses                                     586             186              --              --             772
  Intercompany fees                                    (57,397)         57,199             198              --              --
  Licensing income                                        (272)         (2,222)           (120)             --          (2,614)
                                                 -------------   -------------   -------------   -------------   -------------
                                                       (13,175)         81,102             547              --          68,474
                                                 -------------   -------------   -------------   -------------   -------------
    Operating income (loss)                                408          19,496               4              --          19,908
Interest expense (income), net                           6,707             677              (5)             --           7,379
Income from subsidiaries                               (11,489)             --              --          11,489              --
                                                 -------------   -------------   -------------   -------------   -------------
    Income (loss) before income taxes                    5,190          18,819               9         (11,489)         12,529
Income tax expense (benefit)                            (2,290)          7,328              11              --           5,049
                                                 -------------   -------------   -------------   -------------   -------------
    Net income (loss)                            $       7,480   $      11,491   $          (2)  $     (11,489)  $       7,480
                                                 =============   =============   =============   =============   =============

                        Simmons Company and Subsidiaries
               Supplemental Consolidating Condensed Balance Sheets
                              As of March 27, 2004
                                 (in thousands)


                                                         Issuer and
                                                         Guarantors
                                                 ---------------------------      Non-
                                                   Simmons        Guarantor     Guarantor
                                                   Company      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                 ------------   ------------   ------------   ------------   ------------
               ASSETS
Current assets:
  Cash and cash equivalents ..................   $        809   $       (602)  $        652   $         --   $        859
  Accounts receivable ........................            148         81,777          1,581             --         83,506
  Inventories ................................             --         28,683            762             --         29,445
  Other ......................................          7,758         16,399            375             --         24,532
                                                 ------------   ------------   ------------   ------------   ------------
     Total current assets ....................          8,715        126,257          3,370             --        138,342
                                                 ------------   ------------   ------------   ------------   ------------
Property, plant and equipment, net ...........         12,701         36,094          4,302             --         53,097
Goodwill and other intangibles, net ..........        924,277         21,262             --             --        945,539
Other assets .................................         22,612         23,288            788             --         46,688
Net investment in and advances to
  (from) subsidiaries ........................        137,528         48,900           (843)      (185,585)            --
                                                 ------------   ------------   ------------   ------------   ------------
                                                 $  1,105,833   $    255,801   $      7,617   $   (185,585)  $  1,183,666
                                                 ============   ============   ============   ============   ============
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt .......   $      5,285   $        399   $        232   $         --   $      5,916
  Accounts payable and accrued liabilities ...         40,067         61,027          1,242             --        102,336
                                                 ------------   ------------   ------------   ------------   ------------
     Total current liabilities ...............         45,352         61,426          1,474             --        108,252
Long-term debt ...............................        736,600         13,570          1,851             --        752,021
Deferred income taxes ........................         25,514         (4,344)           386             --         21,556
Other non-current liabilities ................         14,128          3,041            428             --         17,597
                                                 ------------   ------------   ------------   ------------   ------------
     Total liabilities .......................        821,594         73,693          4,139             --        899,426
                                                 ------------   ------------   ------------   ------------   ------------
Stockholder's equity .........................        284,239        182,108          3,478       (185,585)       284,240
                                                 ------------   ------------   ------------   ------------   ------------
                                                 $  1,105,833   $    255,801   $      7,617   $   (185,585)  $  1,183,666
                                                 ============   ============   ============   ============   ============

                        Simmons Company and Subsidiaries
               Supplemental Consolidating Condensed Balance Sheets
                             As of December 27, 2003
                                 (in thousands)


                                                         Issuer and
                                                         Guarantors
                                                 ---------------------------      Non-
                                                   Simmons        Guarantor     Guarantor
                                                   Company      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                 ------------   ------------   ------------   ------------   ------------
               ASSETS
Current assets:
  Cash and cash equivalents ..................   $        615   $        667   $      2,388   $         --   $      3,670
  Accounts receivable ........................            784         62,934          2,150             --         65,868
  Inventories ................................             --         30,495            860             --         31,355
  Other ......................................          9,898         20,795          1,460             --         32,153
                                                 ------------   ------------   ------------   ------------   ------------
     Total current assets                              11,297        114,891          6,858             --        133,046
                                                 ------------   ------------   ------------   ------------   ------------
Property, plant and equipment, net ...........          9,500         39,353          4,375             --         53,228
Goodwill and other intangibles, net ..........        926,090         25,338             --             --        951,428
Other assets .................................         22,722         22,695             --             --         45,417
Net investment in and advances to
  (from) subsidiaries ........................        110,733         54,868           (706)      (164,895)            --
                                                 ------------   ------------   ------------   ------------   ------------
                                                 $  1,080,342   $    257,145   $     10,527   $   (164,895)  $  1,183,119
                                                 ============   ============   ============   ============   ============
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt .......   $      8,322   $        958   $        232   $         --   $      9,512
  Accounts payable and accrued liabilities ...         12,428         79,535          4,005             --         95,968
                                                 ------------   ------------   ------------   ------------   ------------
     Total current liabilities ...............         20,750         80,493          4,237             --        105,480
Long-term debt ...............................        745,238         13,575          1,928             --        760,741
Deferred income taxes ........................         24,545         (1,222)           396             --         23,719
Other non-current liabilities ................          9,532          2,955            415             --         12,902
                                                 ------------   ------------   ------------   ------------   ------------
     Total liabilities .......................        800,065         95,801          6,976             --        902,842
                                                 ------------   ------------   ------------   ------------   ------------
Stockholder's equity .........................        280,277        161,344          3,551       (164,895)       280,277
                                                 ------------   ------------   ------------   ------------   ------------
                                                 $  1,080,342   $    257,145   $     10,527   $   (164,895)  $  1,183,119
                                                 ============   ============   ============   ============   ============

                        Simmons Company and Subsidiaries
          Supplemental Consolidating Condensed Statements of Cash Flows
                      For the Quarter Ended March 27, 2004
                                 (in thousands)

                                    Successor

                                                   Issuer and
                                                   Guarantors
                                           ---------------------------      Non-
                                             Simmons        Guarantor     Guarantor
                                             Company      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                           ------------   ------------   ------------   ------------   ------------
Net cash provided by operating
  activities ...........................   $        959   $     10,454   $        143   $         --   $     11,556
                                           ------------   ------------   ------------   ------------   ------------
Cash flows from investing activities:
  Purchase of property, plant and
     equipment, net ....................           (617)        (1,200)            --             --         (1,817)
  Other, net ...........................             --              6             --             --              6
                                           ------------   ------------   ------------   ------------   ------------
  Net cash used in investing
     activities ........................           (617)        (1,194)            --             --         (1,811)
                                           ------------   ------------   ------------   ------------   ------------
Cash flows from financing activities:
  Repayment of long-term obligations ...        (11,676)          (563)           (77)            --        (12,316)
  Receipt from (distribution to)
   subsidiaries ........................         11,766         (9,966)        (1,800)            --             --
  Debt issuance costs ..................           (238)            --             --             --           (238)
                                           ------------   ------------   ------------   ------------   ------------
Net cash used in financing activities ..           (148)       (10,529)        (1,877)            --        (12,554)
                                           ------------   ------------   ------------   ------------   ------------
Net effect of exchange rate change .....             --             --             (2)            --             (2)
Change in cash and cash equivalents ....            194         (1,269)        (1,736)            --         (2,811)
Cash and cash equivalents:
     Beginning of period ...............            615            667          2,388             --          3,670
                                           ------------   ------------   ------------   ------------   ------------
     End of period .....................   $        809   $       (602)  $        652   $         --   $        859
                                           ============   ============   ============   ============   ============

                        Simmons Company and Subsidiaries
          Supplemental Consolidating Condensed Statements of Cash Flows
                      For the Quarter Ended March 29, 2003
                                 (in thousands)

                                   Predecessor


                                                        Issuer and
                                                        Guarantors
                                                ---------------------------       Non-
                                                  Simmons        Guarantor      Guarantor
                                                  Company      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                ------------   ------------   ------------   ------------   ------------
Net cash provided by (used in)
operating activities ........................   $    (27,610)  $     17,154   $        342   $         --   $    (10,114)
                                                ------------   ------------   ------------   ------------   ------------
Cash flows from investing activities:
  Purchase of property, plant and
     equipment, net .........................           (159)          (250)           (33)            --           (442)
  Purchase of intangible assets .............             --           (111)            --             --           (111)
                                                ------------   ------------   ------------   ------------   ------------
  Net cash used in investing activities .....           (159)          (361)           (33)            --           (553)
                                                ------------   ------------   ------------   ------------   ------------
Cash flows from financing activities:
  Borrowings on long-term obligations, net ..         23,953        (18,653)           (59)            --          5,241
Receipt from (distribution to) subsidiary ...          1,500             --         (1,500)            --             --
                                                ------------   ------------   ------------   ------------   ------------
Net cash (used in) provided by
  financing activities ......................         25,453        (18,653)        (1,559)            --          5,241
                                                ------------   ------------   ------------   ------------   ------------
Net effect of exchange rate change ..........             --             --             91                            91
Change in cash and cash equivalents .........         (2,316)        (1,860)        (1,159)            --         (5,335)
Cash and cash equivalents:
     Beginning of period ....................          2,316          2,821          1,971             --          7,108
                                                ------------   ------------   ------------   ------------   ------------
     End of period ..........................   $         --   $        961   $        812   $         --   $      1,773
                                                ============   ============   ============   ============   ============

G.    Segment Information

      Operating segments are generally organized internally by whether the products are sold to a reseller or to an end consumer. The Company has aggregated similar operating segments into two reportable segments, (1) wholesale bedding and (2) retail bedding. The wholesale bedding segment consists of (i) the manufacture, sale and distribution of premium branded bedding products to retail customers and institutional users of bedding products, such as the hospitality industry; (ii) the licensing of intellectual property to various domestic and foreign manufacturers; and (iii) the sale of product returns, off-quality product and excess inventory through retail outlet stores to consumers. The retail bedding segment operates specialty sleep stores in California, Oregon and Washington, that sell to consumers principally premium branded bedding products.

      On May 1, 2004, the Company sold one of its retail bedding subsidiaries. The assets and liabilities for this subsidiary were classified as held for sale in the accompanying balance sheets (see Note C to the consolidated financial statements for further explanation).

       The Company evaluates segment performance and allocates resources based on net sales and Adjusted EBITDA. Adjusted EBITDA differs from the term "EBITDA" as it is commonly used. In addition to adjusting net income to exclude interest expense, income taxes, depreciation and amortization, Adjusted EBITDA also adjusts net income by excluding items or expenses not typically excluded in the calculation of "EBITDA" such as management fees; non-cash stock compensation expenses; and other unusual or non-recurring items. Management believes the aforementioned is the most informative representation of how management evaluates performance. Adjusted EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

       The following table summarizes segment information:

                                    Successor
                                 March 27, 2004

                                         Wholesale
           (in thousands)                  Bedding        Retail      Eliminations      Totals
-------------------------------------   ------------   ------------   ------------   ------------
Net sales                               $    207,102   $     25,107   $     (8,889)  $    223,320
Adjusted EBITDA                               36,755          1,106           (561)        37,300
Depreciation and amortization expense          7,304            317              -          7,621
Expenditures for long-lived assets             1,351            466              -          1,817
Segment assets                             1,147,918         34,936            812      1,183,666

                                   Predecessor
                                 March 29, 2003

                                         Wholesale
           (in thousands)                 Bedding         Retail      Eliminations      Totals
-------------------------------------   ------------   ------------   ------------   ------------
Net sales                               $    172,143   $     22,261   $     (7,789)  $    186,615
Adjusted EBITDA                               28,387            867           (189)        29,066
Depreciation and amortization expense          5,305            435              -          5,740
Expenditures for long-lived assets               247            195              -            442
Segment assets                               417,157         40,441        (46,167)       411,431

      In the "Eliminations" column of each period presented above, the segment assets consist primarily of investments in subsidiaries, receivables and payables, and gross wholesale bedding profit in ending retail inventory. The segment operating income (loss) elimination has been adjusted to eliminate the wholesale bedding profit in ending retail inventory.

     The following is a reconciliation of our adjusted EBITDA for the quarters ended March 27, 2004 and March 29, 2003 to net income and cash flows from operating activities:

                                                     2004               2003
                                                     ----               ----
Net income                                         $  3,965           $  7,480
Income taxes                                          2,231              5,049
Interest expense                                     11,093              7,379
Depreciation and amortization                         7,621              5,740
                                                    -------            -------
  EBITDA                                             24,910             25,648
Non-cash stock compensation expense                   3,308                830
Transaction related expenditures,
  including cost of products sold                     6,453                772
Plant opening, closing charges                        2,229                 --
Litigation and insurance                                 --                777
Management fees                                         400                676
Other expenses                                           --                363
                                                    -------            -------
  Adjusted EBITDA                                    37,300             29,066
Cash taxes                                             (796)            (2,174)
Cash interest expense                               (10,621)            (6,639)
Transaction related expenditures,
  including cost of products sold                    (6,453)              (772)
Plant opening, closing charges                       (2,229)                --
Litigation and insurance                                 --               (777)
Management fees                                        (400)              (676)
Provision for doubtful accounts                         915                918
Other, net                                               --               (613)
Changes in operating assets and liabilities          (6,160)           (28,447)
                                                    -------            -------
  Cash flows from (used in) operations             $ 11,556           $(10,114)
                                                    =======            =======

H.    Contingencies

      From time to time, the Company has been involved in various legal proceedings. The Company believes that all current litigation is routine in nature and incidental to the conduct of the Company's business, and that none of this litigation, if determined adversely to the Company, would have a material adverse effect on the Company's financial condition or results of its operations.

I.    Accounting Pronouncements

      In December 2003, the FASB issued SFAS No. 132 (Revised), Employers' Disclosure about Pensions and Other Postretirement Benefits ("SFAS 132R"). A revision of the pronouncement originally issued in 1998, SFAS 132R expands employers' disclosure requirements for pension and postretirement benefits to enhance information about plan assets, obligations, benefit payments, contributions, and net benefit cost. SFAS 132R does not change the accounting requirements for pensions and other postretirement benefits. This statement was effective for fiscal years ending after December 15, 2003, with interim-period disclosure requirements effective for interim periods beginning after December 15, 2003. The adoption of this Statement did not have any impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements, including related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 2003 Annual Report on Form 10-K, and the unaudited interim financial statements included elsewhere in this report.

RESULTS OF OPERATIONS

      The following table sets forth certain items included in the Condensed Consolidated Statements of Operations expressed as a percentage of net sales:

                                                       Successor     |   Predecessor
                                                       ---------     |   -----------
                                                     Quarter Ended   |  Quarter Ended
                                                       March 27,     |    March 29,
                                                         2004        |      2003
                                                        ------       |     ------
                                                                     |
Net sales                                                100.0%      |      100.0%
Cost of products sold                                     53.7%      |       52.6%
                                                        ------       |     ------
     Gross margin                                         46.3%      |       47.4%
Selling, general and administrative expenses              38.2%      |       37.6%
Amortization of intangibles                                1.6%      |          -%
Transaction expenses                                         -%      |        0.4%
Licensing income                                          (1.2)%     |       (1.4)%
                                                        ------       |     ------
     Operating income                                      7.7%      |       10.8%
Interest expense, net                                      5.0%      |        4.0%
                                                        ------       |     ------
     Income before income taxes                            2.7%      |        6.8%
Income tax expense                                         0.9%      |        2.7%
                                                        ------       |     ------
     Net income                                            1.8%      |        4.1%
                                                        ======       |     ======

QUARTER ENDED MARCH 27, 2004 AS COMPARED TO QUARTER ENDED MARCH 29, 2003

Net Sales. Net sales for the quarter ended March 27, 2004 increased $36.7 million, or 19.7%, to $223.3 million from $186.6 million for the first quarter of 2003.

Wholesale bedding segment net sales increased $35.0 million, or 20.3%, to $207.1 million for the first quarter of 2004 from $172.1 million for the first quarter of 2003. For the first quarter of 2004 and 2003, our wholesale bedding segment net sales reflect a reduction of $12.6 million and $12.9 million, respectively, for cash consideration paid to our customers for certain promotional programs and volume rebates in accordance with Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF") 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Product" ("EITF 01-9"). The wholesale bedding segment net sales increase was primarily due to an increase in both unit shipments and average unit selling price ("AUSP") of 8.5% and 9.4%, respectively, compared to the first quarter of 2003. Our unit shipments growth resulted primarily from additional floor placements at new and existing customers and an improved retail sales environment. Our improvements in AUSP was primarily attributable to a shift in our sales mix toward our higher priced Beautyrest(R) and BackCare(R) product lines.

Our first quarter 2004 wholesale bedding sales, exclusive of EITF 01-9 sales deductions, which is the methodology used by the International Sleep Products Association ("ISPA") in calculating market share, were up 18.0% over the prior year first quarter. In comparison, ISPA estimated that for the first quarter of 2004 total U.S. bedding manufacturers' sales were up 16.4% over the prior year first quarter, comprised of an increase in unit shipments and AUSP of 10.6% and 5.2%, respectively.

Our retail segment sales for the quarter ended March 27, 2004 increased $2.8 million, or 12.8%, to $25.1 million from $22.3 million for the first quarter of 2003. On a comparable store basis, sales for our retail stores increased 15.7% for the first quarter of 2004 versus the first quarter of 2003. Retail segment sales benefited from an improved retail sales environment and increased advertising.

Cost of Products Sold. For the quarter ended March 27, 2004, cost of products sold, as a percentage of net sales increased 1.1 percentage points to 53.7% from 52.6% in the first quarter of 2003. Cost of products sold increased primarily due to a $6.5 million one-time charge resulting from the step-up of inventory to fair market value in connection with the Acquisitions. Exclusive of this one-time charge, our cost of products sold decreased 1.8 percentage points to 50.8% in the first quarter of 2004 from 52.6% in the first quarter of 2003. We anticipate that our gross margin for the remainder of 2004 may be negatively impacted by inflation in prices for certain raw material components.

Our wholesale segment first quarter gross margin, exclusive of one-time charges associated with the Acquisitions as mentioned above, increased 2.5 percentage points to 47.3% in the first quarter of 2004 from 44.8% in the first quarter of 2003 due to (i) better absorption of manufacturing fixed costs as a result of our unit volume growth and (ii) reduced depreciation expense resulting from the extension of the useful lives of property, plant & equipment as a result of the Acquisitions. Partially offsetting these improvements, our wholesale segment cost of products sold include $1.6 million, or 0.8 percentage points of wholesale segment net sales, of plant closing costs associated with the closing of our Jacksonville, Florida and Columbus, Ohio manufacturing facilities.
The closing costs for these manufacturing facilities are non-recurring.

Our retail segment first quarter gross margin, exclusive of one-time charges associated with the inventory valuation following the Acquisitions as mentioned above, decreased 0.9 percentage points to 50.2% in the first quarter of 2004 from 51.1% in the first quarter of 2003. Our retail margins decreased primarily due to the sale of floor samples at a discount in connection with the change-out of product lines.

Selling, General and Administrative Expenses. For the quarter ended March 27, 2004, selling, general and administrative expenses increased $15.0 million, or
0.6 percentage points as a percentage of net sales, to 38.2% from 37.6% in the first quarter of 2003.

Our wholesale segment selling, general and administrative expenses increased $14.9 million, or 1.5 percentage points as a percentage of wholesale segment net sales, to 35.3% in the first quarter of 2004 from 33.8% in the first quarter of 2003. The increase as a percentage of net sales from the first quarter of 2003 was principally attributable to increases in co-operative advertising and selling support expenditures, non-cash stock compensation expense and distribution costs, partially offset by reduced national advertising costs and general and administrative expenses, as a percentage of our wholesale segment net sales. Co-operative advertising and selling support expenditures increased $9.6 million, or 3.0 percentage points of wholesale segment net sales, in comparison to the prior year due primarily to (i) more expenditures meeting the criteria of a selling expense in accordance with EITF 01-9 in 2004 compared to 2003 and (ii) a shift in our sales mix toward customers and products that receive more advertising and selling support subsidies. Non-cash stock compensation expense increased $2.5 million, or 1.1 percentage points of wholesale segment net sales, in comparison to the prior year due to the change in market value of the Deemed A shares of THL Bedding Holding Company held by management in a deferred compensation plan. Distribution costs increased $2.2 million, or 0.3 percentage points of wholesale segment net sales, in comparison to the prior year due to (i) the shut down of the Jacksonville, Florida and Columbus, Ohio manufacturing facilities resulting in more miles driven to service customers and (ii) higher average fuel costs. Our sales associate compensation increased $1.3 million in the first quarter of 2004 compared to the first quarter of 2003 due primarily to an increase in our sales associate headcount. Our national advertising costs decreased $1.0 million, or 0.7 percentage points of wholesale segment net sales, in comparison to the prior year due to reduced print media costs. Our general and administrative expenses decreased $0.9 million, or 1.0 percentage points of wholesale segment net sales, in comparison to the prior year due primarily to (i) a national leadership meeting that took place in 2003 that did not reoccur in 2004 and (ii) lower depreciation expense and administrative wages as a percentage of wholesale segment net sales due to the increase in wholesale segment net sales.

Our retail segment selling, general and administrative expenses, as a percentage of retail segment net sales, decreased 2.6 percentage points to 50.0% in the first quarter of 2004 from 52.6% in the first quarter of 2003. This decrease is primarily attributable to an increase in retail sales resulting in greater leverage of our fixed retail selling, general and administrative expenses.

Amortization of Intangibles. For the quarter ended March 27, 2004, amortization of intangibles increased $3.4 million to $3.5 million from $0.1 million in the first quarter of 2003 due to the recognition of additional intangible assets resulting from the Acquisitions.

Transaction Expenses. Transaction expenses for the first quarter 2003 consisted of $0.8 million in costs incurred in connection with the acquisition of SC Holdings, Inc.

Interest Expense, Net. For the quarter ended March 27, 2004, interest expense, net, increased $3.7 million, or 50.3%, to approximately $11.1 million from $7.4 million in the first quarter of 2003. This increase is a result of our increased levels of debt resulting from the Acquisitions.

Income Taxes. The combined federal, state, and foreign effective income tax rate of 36.0% for the quarter ended March 27, 2004 differs from the federal statutory rate of 35.0% primarily due to a tax benefit realized as a result of a decrease in the tax rate at which deferred tax assets and liabilities were recorded in order to more properly reflect our overall state income tax effective rate, the tax expense effect of a valuation allowance increase for SC Holdings, Inc. net deferred tax assets and state income tax expense. The combined federal, state, and foreign effective income tax rate of 40.3% for the quarter ended

March 29, 2003 differed from the federal statutory rate of 35.0% primarily due to state income tax expense and the tax effects of non-deductible interest costs.

Net Income. For the reasons set forth above, our net income decreased $3.5 million, or 47.0%, to $4.0 million for the quarter ended March 27, 2004 compared to $7.5 million in 2003.

SUBSEQUENT EVENTS

Labor Unions

The United Furniture Workers labor union at our San Leandro facility ratified a two-year collective bargaining agreement on April 30, 2004. This agreement was retroactive to April 1, 2004, and will not have a significant impact on future operating results.

The United Steel Workers of America collective bargaining agreement at our Kansas City manufacturing facility expired on April 19, 2004. We are continuing to negotiate a collective bargaining agreement with the labor union. We do not believe the expiration of the agreement will have a significant impact on our operations.

Plant Closing/Openings

Our Columbus, Ohio manufacturing facility was closed in April 2004. We expect to incur approximately $1.0 million of severance and retention, rent, utilities, and disposal of equipment and inventory costs during the second quarter of fiscal year 2004 related to this closing. The Company will also incur additional period costs, principally incremental distribution costs, for the remainder of 2004 as business is shifted to other manufacturing facilities.

Our new manufacturing facility in Hazleton, Pennsylvania opened on March 15, 2004. Additionally we are currently constructing a new manufacturing facility in Waycross, Georgia, which is expected to open in the third quarter of 2004. We estimate that these manufacturing facilities will incur approximately $3.1 million of non-recurring start-up costs in the second and third quarter of 2004.

Sale of Gallery Corp. ("Mattress Gallery")

We completed a sale of the Mattress Gallery retail operations on May 1, 2004 for cash proceeds of $6.5 million to Pacific Coast Mattress, Inc. ("PCM"). In connection with the sale, we entered into a five-year supply agreement with PCM. Mattress Gallery's net sales, operating loss and Adjusted EBITDA were $9.9 million, $2.4 million and $0.2 million, respectively for the quarter ended March 27, 2004. We have not reflected the results of operations for Mattress Gallery as discontinued operations since we will have an ongoing interest in the cash flows of the operations through the long-term supply agreement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of cash to fund liquidity needs are (i) cash provided by operating activities and (ii) borrowings available under our Senior Credit Facility. Our primary use of funds consists of payments of principal and interest for our debt, capital expenditures, acquisitions, and funding for working capital increases.

In the first quarter of 2004, our total debt decreased by $12.3 million to $757.9 million and our capital expenditures were $1.8 million. We expect to spend approximately $18 million on capital expenditures for the remainder of fiscal year 2004. We believe that annual capital expenditure limitations in our Senior Credit Facility will not significantly inhibit us from meeting our ongoing capital expenditure needs.

As of March 27, 2004, the Company had availability to borrow $64.5 million under the Revolving Loan Facility after giving effect to $10.5 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The weighted average interest rates per annum in effect as of March 27, 2004 for the Tranche B Term Loan and Senior Unsecured Term Loan were 4.14% and 5.13%, respectively.

On April 12, 2004, the remaining 10.25% Series B Senior Subordinated Notes ("Old Notes") outstanding were repurchased at 105.125% of the principal amount thereof for a total payment of $5.3 million.

On May 1, 2004, we sold our Mattress Gallery subsidiary, which was considered an asset held for sale as of March 27, 2004, for cash proceeds of $6.5 million to PCM. In connection with the sale, the Company entered into a five-year supply agreement with PCM. For the quarter ended March 27, 2004, Mattress Gallery's net sales, operating loss and Adjusted EBITDA were $9.9 million, $2.4 million and $0.2 million, respectively.

Our cash flows from operations for the first quarter increased $21.7 million to a source of $11.6 million for the first quarter of 2004 from a use of $(10.1) million for the first quarter of 2003. Our cash flow from operations increased due primarily to reducing our cash interest payments by $6.7 million due to a change in our semi-annual interest payment date to June from March because of the issuance of our New Notes and the retirement of our Old Notes in connection with the financing of the Acquisitions. Our working capital improved $6.5 million during the quarter due to the selling of inventory, written-up to fair market value as part of the allocation of the purchase price on December 19, 2003. Additionally, our working capital improved due to an increase in our wholesale segment inventory turns to 17 in the first quarter of 2004 from 16 in the first quarter of 2003. Our wholesale segment accounts payable days were 33 in the first quarter of 2004, which was consistent with the first quarter of 2003. Our accounts receivable balance increased due to our growth in wholesale segment sales in the first quarter of 2004 compared to the first quarter of 2003. Our accounts receivable days sales outstanding for our wholesale segment were 40 for the first quarter of 2004 compared to 43 for the first quarter of 2003.

We believe that cash generated from operations, together with the borrowings available under our Revolving Credit Facility, will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future.

Our long-term obligations contain various financial tests and covenants. We were in compliance with such covenants as of the quarter ended March 27, 2004. The most restrictive covenants relate to ratios of Adjusted EBITDA to interest coverage and total debt to Adjusted EBITDA, all as defined in the Senior Credit Facility. The specific ratio requirements can be found in the credit agreements filed with the Securities and Exchange Commission. We expect to meet such covenants in 2004. Adjusted EBITDA (as defined in the Senior Credit Facility) differs from the term "EBITDA" as it is commonly used. In addition to adjusting net income to exclude interest expense, income taxes, depreciation and amortization, Adjusted EBITDA also adjusts net income by excluding items or expenses not typically excluded in the calculation of "EBITDA" such as management fees; ESOP expenses; the aggregate amount of the fees, costs and cash expenses paid by the Company in connection with the consummation of the Acquisitions; other non-cash items reducing consolidated net income (including, without limitation, non-cash purchase accounting adjustments and debt extinguishment costs); any extraordinary, unusual or non-recurring gains or losses or charges or credits; and any reasonable expenses or charges related to any issuance of securities, Investments permitted, Permitted Acquisitions, recapitalizations, Asset Sales permitted, or Indebtedness permitted to be incurred, less other non-cash items increasing Consolidated Net Income, all of the foregoing as determined on a consolidated basis for the Company in conformity with GAAP. Adjusted EBITDA is presented herein because it is a material component of the covenants contained within the aforementioned credit agreements. Non-compliance with such covenants could result in the requirement to immediately repay all amounts outstanding under such agreements. While the determination of "unusual and nonrecurring losses" is subject to interpretation and requires judgment, we believe the items listed below are in accordance with the Senior Credit Facility. Adjusted EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

The following is a reconciliation of our Adjusted EBITDA for the quarters ended March 27, 2004 and March 29, 2003 to net income and cash flows from operating activities:

                                                 2004     |     2003
                                              ----------  |  ----------
                                                          |
Net income                                    $    3,965  |  $    7,480
Income taxes                                       2,231  |       5,049
Interest expense                                  11,093  |       7,379
Depreciation and amortization                      7,621  |       5,740
                                              ----------  |  ----------
   EBITDA                                         24,910  |      25,648
Non-cash stock compensation expense                3,308  |         830
Transaction related expenditures,                         |
  including cost of products sold                  6,453  |         772
Plant opening, closing charges                     2,229  |          --
Litigation and insurance                              --  |         777
Management fees                                      400  |         676
Other expenses                                        --  |         363
                                              ----------  |  ----------
   Adjusted EBITDA                                37,300  |      29,066
Cash taxes                                          (796) |      (2,174)
Cash interest expense                            (10,621) |      (6,639)
Transaction related expenditures,                         |
  including cost of products sold                 (6,453) |        (772)
Plant opening, closing charges                    (2,229) |          --
Litigation and insurance                              --  |        (777)
Management fees                                     (400) |        (676)
Provision for doubtful accounts                      915  |         918
Other, net                                            --  |        (613)
Changes in operating assets and liabilities       (6,160) |     (28,447)
                                              ----------  |  ----------
   Cash flows from (used in) operations       $   11,556  |  $  (10,114)
                                              ==========  |  ==========

SEASONALITY/OTHER

For the past several years, there has not been significant seasonality to our wholesale bedding business. Our retail bedding business, which accounted for $25.1 million, or 11.2%, of our consolidated net sales for the first quarter of 2004, has historically experienced, and we expect will continue to experience, seasonal and quarterly fluctuations in net sales, operating income and Adjusted EBITDA. As is the case with many bedding retailers, our retail business is subject to seasonal influences, characterized by strong sales for the months of May through September, which impacts our second and third quarter results.

ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued SFAS No. 132 (Revised), Employers' Disclosure about Pensions and Other Postretirement Benefits ("SFAS 132R"). A revision of the pronouncement originally issued in 1998, SFAS 132R expands employers' disclosure requirements for pension and postretirement benefits to enhance information about plan assets, obligations, benefit payments, contributions, and net benefit cost. SFAS 132R does not change the accounting requirements for pensions and other postretirement benefits. This statement was effective for fiscal years ending after December 15, 2003, with interim-period disclosure requirements effective for interim periods beginning after December 15, 2003. The adoption of this Statement did not have any impact on the Company's consolidated financial statements.

FORWARD LOOKING STATEMENTS

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects," "intends," "projects" and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operating results, including expected benefits from our Better Sleep Through Science(R) philosophy. Any forward-looking statements contained in this report represent management's current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to, anticipated sales growth, success of new products, increased market share, reduction of manufacturing costs, generation of free cash flow and reduction of debt, changes in consumer confidence or demand, expansion of the market value of our retail operations, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"), including the Form 10-K for 2003 and the Form 10-Qs for the first, second, and third quarters of 2003. The Company undertakes no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Information relative to our market risk sensitive instruments by major category as of December 27, 2003 is presented under Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2003. There have been no material changes to this information as of March 27, 2004.

Item 4.     Internal Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

        (a)   Exhibits

      31.1 Chief Executive Officer Certification of the Type Described in Rule 13a - 14(a) and Rule 15d - 14(a)

      31.2 Chief Financial Officer Certification of the Type Described in Rule 13a - 14(a) and Rule 15d - 14(a)

      32.1    Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350 (furnished herewith)

      32.2    Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350 (furnished herewith)

        (b)   Reports on Form 8-K

              On March 24, 2004, the Company filed with the Commission a Form 8-K which reported under Item 12 the Press Release dated March 18, 2004 announcing the results of operations for the fourth quarter and the full fiscal year of 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Simmons Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 SIMMONS COMPANY

By:              /s/ William S. Creekmuir
         ---------------------------------------
                     William S. Creekmuir
         Executive Vice President & Chief Financial Officer

Date:    May 12, 2004