Form 10-Q
period 2004-06-26
SIMMONS BEDDING CO
filed 2004-08-10
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 26, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

      Commission file number 333-113861

                             SIMMONS BEDDING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                   13-3875743
-------------------------------------       ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

One Concourse Parkway, Suite 800, Atlanta, Georgia            30328-6188
--------------------------------------------------     -------------------------
     (Address of principal executive offices)                 (Zip Code)

     Registrant's telephone number, including area code      (770) 512-7700
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

     The number of shares of the registrant's common stock outstanding as of August 10, 2004 was 100.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                 (In thousands)

                                                Successor   |  Predecessor      Successor    |  Predecessor
                                              ------------  |  ------------    ------------  | ------------
                                                Quarter     |    Quarter        Six Months   |   Six Months
                                                 Ended      |     Ended            Ended     |     Ended
                                                June 26,    |    June 28,        June 26,    |    June 28,
                                                  2004      |      2003            2004      |      2003
                                              ------------  |  ------------    ------------  |  ------------
                                                            |                                |
Net sales                                     $    201,795  |  $    199,299    $    425,115  |  $    385,914
Cost of products sold                              110,245  |       104,738         230,110  |       202,971
                                              ------------  |  ------------    ------------  |  ------------
         Gross profit                               91,550  |        94,561         195,005  |       182,943
                                              ------------  |  ------------    ------------  |  ------------
Operating expenses:                                         |                                |
    Selling, general and                                    |                                |
        administrative expenses                     74,267  |        84,632         159,528  |       154,876
    Plant closure charges                              764  |             -             764  |             -
    Amortization of intangibles                     (1,197) |            98           2,289  |           170
    Transaction expenses                                 -  |            50               -  |           822
    Licensing fees                                  (2,481) |        (2,810)         (5,062) |        (5,424)
                                              ------------  |  ------------    ------------  |  ------------
                                                    71,353  |        81,970         157,519  |       150,444
                                              ------------  |  ------------    ------------  |  ------------
         Operating income                           20,197  |        12,591          37,486  |        32,499
                                                            |                                |
    Interest expense, net                           10,888  |         6,792          21,981  |        14,171
                                              ------------  |  ------------    ------------  |  ------------
         Income before income taxes                  9,309  |         5,799          15,505  |        18,328
Income tax expense                                   3,351  |         2,314           5,582  |         7,363
                                              ------------  |  ------------    ------------  |  ------------
         Net income                                  5,958  |         3,485           9,923  |        10,965
                                                            |                                |
Other comprehensive income:                                 |                                |
    Foreign currency translation adjustment             (8) |           134             (10) |           225
                                              ------------  |  ------------    ------------  |  ------------
         Comprehensive income                 $      5,950  |  $      3,619    $      9,913  |  $     11,190
                                              ============  |  ============    ============  |  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          June 26,     December 27,
                                                            2004          2003*
                                                        ------------   ------------
                                                        (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                          $     24,377   $      3,670
     Accounts receivable, less allowances for
         doubtful receivables, discounts, returns and
         allowances of $6,390 and $4,960                      76,199         65,868
     Inventories                                              30,228         31,355
     Deferred income taxes                                     2,256            973
     Other current assets                                     16,106         22,616
     Assets held for sale                                          -          8,564
                                                        ------------   ------------
          Total current assets                               149,166        133,046
                                                        ------------   ------------

Property, plant and equipment, net                            55,781         53,228
Goodwill                                                     492,154        792,230
Intangible assets, net                                       527,626        159,198
Other assets                                                  46,432         45,417
                                                        ------------   ------------
                                                        $  1,271,159   $  1,183,119
                                                        ============   ============

*Derived from the Company's 2003 audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                 June 26,      December 27,
                                                                   2004           2003*
                                                                ------------   ------------
                                                                (Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
      Current maturities of long-term debt                      $      1,575   $      9,512
      Accounts payable                                                44,843         39,956
      Accrued wages and benefits                                      14,819         20,230
      Accrued advertising and incentives                              21,488         21,612
      Accrued interest                                                12,592          1,238
      Other accrued expenses                                          12,680         10,868
      Liabilities held for sale                                            -          2,064
                                                                ------------   ------------
          Total current liabilities                                  107,997        105,480
                                                                ------------   ------------
Non-current liabilities:
      Long-term debt                                                 751,001        760,741
      Deferred income taxes                                          150,650         23,719
      Other                                                           15,718         12,902
                                                                ------------   ------------
          Total liabilities                                        1,025,366        902,842
                                                                ------------   ------------
Commitments and contingencies
Common stockholder's equity:
      Common stock, $.01 par value; 3,000 shares
       authorized; 100 issued and outstanding                              1              1
      Additional paid-in capital                                     243,052        287,449
      Retained earnings (accumulated deficit)                          2,733         (7,190)
      Accumulated other comprehensive income                               7             17
                                                                ------------   ------------
          Total common stockholder's equity                          245,793        280,277
                                                                ------------   ------------
                                                                $  1,271,159   $  1,183,119
                                                                ============   ============

*Derived from the Company's 2003 audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                Successor      Predecessor
                                                               ------------    ------------
                                                                Six Months      Six Months
                                                                  Ended           Ended
                                                                 June 26,        June 28,
                                                                   2004            2003
                                                               ------------    ------------
Cash flows from operating activities:
Net income                                                     $      9,923    $     10,965
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                   10,719          11,380
     Provision for bad debts                                          2,542           1,836
     Provision for deferred income taxes                              4,274           3,448
     Non-cash interest expense                                          908           1,289
     Non-cash stock compensation expense                              3,308          10,421
     Other, net                                                           -            (250)
Net changes in operating assets and liabilities:
     Accounts receivable                                            (11,553)        (18,557)
     Inventories                                                      3,108          (4,979)
     Other current assets                                             5,774          (6,667)
     Accounts payable                                                 7,616          (2,408)
     Accrued liabilities                                              6,689           5,163
     Other, net                                                      (4,185)         (6,027)
                                                               ------------    ------------
  Net cash provided by operating activities                          39,123           5,614
                                                               ------------    ------------
Cash flows from investing activities:
     Purchases of property, plant and equipment                      (6,728)         (2,162)
     Proceeds from the sale of Mattress Gallery, net                  6,495               -
     Other, net                                                         105             (89)
                                                               ------------    ------------
  Net cash used in investing activities                                (128)         (2,251)
                                                               ------------    ------------
Cash flows from financing activities:
     Payments of Successor Senior Credit Facility, net              (11,675)              -
     Payments of other Successor debt                                (6,002)              -
     Repurchase of SC Holdings, Inc. minority interest and
       payment of SC Holdings, Inc. debt                                  -         (18,653)
     Proceeds from Predecessor Senior Credit Facility, net                -          13,000
     Payments of other Predecessor debt                                   -          (3,418)
     Payments of financing fees                                        (601)              -
                                                               ------------    ------------
  Net cash used in financing activities                             (18,278)         (9,071)
                                                               ------------    ------------
Net effect of exchange rate changes on cash                             (10)            225
                                                               ------------    ------------
Change in cash and cash equivalents                                  20,707          (5,483)
Cash and cash equivalents, beginning of period                        3,670           7,108
                                                               ------------    ------------
Cash and cash equivalents, end of period                       $     24,377    $      1,625
                                                               ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                      (In thousands, except share amounts)

                                                                            Retained     Accumulated
                                                              Additional    Earnings       Other             Total
                                       Common      Common      Paid-In    (Accumulated  Comprehensive     Stockholder's
                                       Shares      Stock       Capital      Deficit)        Loss             Equity
                                      --------   ----------   ----------  ------------  -------------   ----------------
December 27, 2003 (Audited) .....          100   $        1   $  287,449   $   (7,190)   $       17        $  280,277
   Net income ...................            -            -            -        9,923             -             9,923
   Other comprehensive
    income (loss):
     Change in foreign currency
       translation ..............            -            -            -            -           (10)              (10)
                                                                           ----------    ----------        ----------
   Comprehensive  income (loss)..            -            -            -        9,923           (10)            9,913
                                                                                                           ----------
   Deemed dividend to reflect
     carryover basis.............            -            -      (47,705)           -             -           (47,705)
   Termination of deferred
    compensation plan ...........            -            -        3,308            -             -             3,308
                                      --------   ----------   ----------   ----------    ----------        ----------
June 26, 2004 (Unaudited) .......          100   $        1   $  243,052   $    2,733    $        7        $  245,793
                                      ========   ==========   ==========   ==========    ==========        ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A.    BASIS OF PRESENTATION

         For purposes of this report, the "Company" refers to Simmons Bedding Company, formerly known as Simmons Company, and its subsidiaries, collectively. The Condensed Consolidated Financial Statements of the Company are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "Commission"). The accompanying unaudited condensed consolidated financial statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 26, 2004, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 27, 2003. Operating results for the periods ended June 26, 2004 are not necessarily indicative of future results that may be expected for the year ending December 25, 2004 or for any future period.

      The preparation of unaudited condensed consolidated financial statements in conformity with GAAP includes some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates.

B.    COMPANY NAME CHANGE

      Effective July 14, 2004, the Company's indirect parent, THL Bedding Holding Company, changed its name to Simmons Company and the Company changed its name to Simmons Bedding Company.

C.    THE ACQUISITION

      In December 2003, THL Bedding Company, an affiliate of Thomas H. Lee Partners, L.P., acquired the Company for approximately $1.115 billion, including related acquisition costs (the "Acquisition"). Concurrently with the closing of this transaction on December 19, 2003, each of THL Bedding Company and the former Simmons Company merged with and into the Company with the Company continuing as the surviving corporation. The entity, formerly known as Simmons Holdings, Inc., was renamed Simmons Company.

      Thomas H. Lee Partners, L.P. is a leading private equity firm focused on identifying and acquiring substantial ownership stakes in mid- to large-cap growth companies. The purchase price for the Company was impacted by the following factors:

      - The Company's leading U.S. market position in the bedding industry, particularly in the premium segment;

      -     The Company's portfolio of brands;

      -     The Company's ability to innovate and introduce new products;

      -     The Company's superior manufacturing platform;

      -     The Company's historical and projected earnings; and

      -     The Company's management team and corporate culture.

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

      As a result of the Acquisition, THL acquired approximately 75.8% of the voting stock of THL Bedding Holding Company, since renamed Simmons Company ("Simmons Company"), the Company's indirect parent. In connection with the stock purchase and the mergers, Fenway acquired 9.0% of voting stock of Simmons Company and the Company's management and directors acquired 15.2% of the voting stock of Simmons Company, after giving effect to restricted stock issued to management under the Simmons Company's equity incentive plan.

      In connection with the Acquisition, certain members of the Company's management deferred $19.8 million of their proceeds from the Acquisition into a deferred compensation plan of Simmons Company. The deferred proceeds were deemed invested in Class A common stock of Simmons Company. As further described in Note J to the condensed consolidated financial statements, the deferred compensation plan was terminated on June 3, 2004. Prior to the termination, the deferred compensation plan was recorded as a liability of Simmons Company and was marked to market based upon a quarterly valuation of the common stock of Simmons Company. The changes in the market value of the liability were recorded as non-cash stock compensation expense of the Company.

      The Acquisition was accounted for as a purchase as prescribed by Statement of Financial Accounting Standards No. 141, Business Combinations, in accordance with Emerging Issues Task Force ("EITF") No. 88-16, Basis in Leveraged Buyout Transactions. This guidance requires the continuing residual interest retained by the continuing management investors, as a result of the Transactions, to be reflected at its predecessor basis. In accordance with EITF Issue No. 90-12, Allocating Basis to Individual Assets and Liabilities for Transactions within the Scope of Issue No. 88-16, a step-up of assets and liabilities to fair value was recorded in purchase accounting for the remaining interest in Simmons Company acquired by THL and Fenway. The amount of carryover basis determined was reflected as a deemed dividend of $148.1 million in the opening consolidated balance sheet.

      The purchase price allocation was not finalized until the second quarter of 2004. Prior to completion of the valuation, a tentative allocation had been made using preliminary estimates of the values of the intangibles. Based upon the final valuation completed in the second quarter, the fair market value of the identifiable intangible assets on the date of Acquisition was $597.8 million. Based upon the preliminary valuation, the fair market value of the identifiable intangible assets was $178.9 million. The difference in the valuation amounts was primarily attributable to the following differences in methodology and assumptions:

      * Identifiable intangibles were trademarks, patented and unpatented technology, contractual and non-contractual customer base, and non-compete agreements in the final valuation. Identifiable intangibles included patents, customer contracts, licenses, contract sales, employment contracts, equipment leases, software, non-compete agreements, brands, trademarks, supplier lists and domain names in the preliminary valuation.

      * The preliminary valuation did not fully consider the Acquisition discount rate in determining the asset discount rates, nor were all income streams captured; however the discount rate was considered and all income streams captured in the final valuation.

      The identifiable intangible assets were adjusted to reflect the final valuation which resulted in the increase in intangible assets of $370.7 million and an increase in the deemed dividend to reflect additional carryover basis in the intangible assets of $47.7 million. A deferred tax liability of $141.4 million was recorded on the additional step-up of the identifiable intangible assets. Following is a summary of the tentative and final allocation of the estimated fair values of the assets acquired and liabilities assumed as of the date of the Acquisition (In thousands):

                                         Preliminary           Final
                                          Allocation         Allocation
                                         ------------      -------------
Current assets.........................  $    137,296      $     141,370
Property, plant and equipment..........        54,446             54,670
Goodwill...............................       792,230            492,154
Other assets...........................        50,385             50,385
Intangibles............................       159,511            530,221
                                         ------------      -------------
  Total assets acquired................     1,193,868          1,268,800
                                         ------------      -------------
Current liabilities....................       (91,765)           (91,765)
Acquisition costs......................       (24,939)           (24,655)
Non-current liabilities................       (62,295)          (185,214)
                                         ------------      -------------
  Total liabilities assumed............      (178,999)          (301,634)
                                         ------------      -------------
  Deemed dividend......................       100,388            148,091
                                         ------------      -------------
  Purchase price.......................  $  1,115,257      $   1,115,257
                                         ============      =============

      There were no pre-acquisition contingencies related to the Acquisition. Since the Acquisition was accounted for as a stock purchase, the respective tax bases of the assets and liabilities were not changed. Goodwill was assigned to the wholesale and retail segments in the amounts of $471.3 million and $20.9 million, respectively.

D.    SALE OF MATTRESS GALLERY

      The Company sold its Gallery Corp. ("Mattress Gallery") operations in a stock transaction on May 1, 2004 to Pacific Coast Mattress, Inc. ("PCM") for cash proceeds of $6.5 million plus the cancellation of all intercompany debts with the exception of current trade payables owed by Mattress Gallery to the Company. The cancellation of intercompany debts was recorded as a capital contribution to Mattress Gallery. No gain or loss was recorded on the sale since Mattress Gallery was recorded at fair value in connection with the Acquisition (see Note C to the condensed consolidated financial statements for further explanation). Following the sale, the Company continues to guarantee approximately $3.0 million of Mattress Gallery's obligations under certain store and warehouse leases that expire over various periods through 2010. In connection with the sale, the Company entered into a five-year supply agreement with PCM.

      In accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reflected assets and liabilities for Mattress Gallery as held for sale in the December 27, 2003 consolidated balance sheet. The Company has not reflected the results of operations for Mattress Gallery as discontinued operations since the Company will have an ongoing interest in the cash flows of the operations through a long-term supply agreement. For the six months ended June 26, 2004, Mattress Gallery's net sales and net loss were $12.9 million and $3.3 million, respectively. For the six months ended June 28, 2003, Mattress Gallery's net sales and net loss were $18.1 million and $2.2 million, respectively.

E.    INVENTORIES

      A summary of inventories, exclusive of inventories included in assets held for sale as of December 27, 2003, follows (In thousands):

                                  June 26,   December 27,
                                    2004        2003
                                  ---------   ---------
Raw materials                     $  14,491   $  13,005
Work-in-progress                      1,004       1,099
Finished goods                       10,943      12,476
Inventory held at retail stores       3,790       4,775
                                  ---------   ---------
                                  $  30,228   $  31,355
                                  =========   =========

F.    WARRANTIES

      The Company's warranty policy provides for a 10-year non-prorated warranty service period on all first quality products, except for certain products for the hospitality industry which have varying non-prorated warranty periods generally ranging from five to ten years. The Company's policy is to accrue the estimated costs of warranty coverage at the time a sale is recorded. The following table presents a reconciliation of the Company's warranty liability for the quarters and six months ended June 26, 2004 and June 28, 2003 (In thousands):

                                            For the                           For the
                                         Quarters Ended                   Six Months Ended
                                 -----------------------------     -----------------------------
                                 Successor    |    Predecessor     Successor    |    Predecessor
                                 ----------   |    -----------     ----------   |    -----------
                                  June 26,    |      June 28,        June 26,   |      June 28,
                                    2004      |       2003            2004      |       2003
                                 ----------   |    -----------     ----------   |    -----------
                                              |                                 |
Balance at beginning of period   $    3,831   |    $     3,617     $    3,803   |    $     3,434
Additional warranties issued          1,381   |          1,209          2,295   |          2,257
Warranty settlements                 (1,204)  |         (1,073)        (2,090)  |         (1,938)
Revisions of estimate                   138   |              -            138   |              -
                                 ----------   |    -----------     ----------   |    -----------
Balance at end of period         $    4,146   |    $     3,753     $    4,146   |    $     3,753
                                 ==========   |    ===========     ==========   |    ===========

G.    LONG-TERM DEBT

      A summary of long-term debt follows (In thousands):

                                                         June 26,    December 27,
                                                          2004           2003
                                                        ---------      ---------
Senior Credit Facility:
  New Revolving Loan                                    $       -      $   3,275
  New Tranche B Term Loan                                 396,600        405,000
                                                        ---------      ---------
    Total Senior Credit Facility                          396,600        408,275
Senior Unsecured Term Loan                                140,000        140,000
Industrial Revenue Bonds, 7.00%, due 2017                   9,700          9,700
Industrial Revenue Bonds, 3.16%, due 2016                   4,000          4,000
Banco Santander Loan, 3.12%, due 2013                       2,009          2,116
7.875% Senior Subordinated Notes due 2014                 200,000        200,000
10.25% Series B Senior Subordinated Notes due 2009              -          5,284
Other, including capital lease obligations                    267            878
                                                        ---------      ---------
                                                          752,576        770,253
Less current portion                                       (1,575)        (9,512)
                                                        ---------      ---------
                                                        $ 751,001      $ 760,741
                                                        =========      =========

      In connection with the Acquisition on December 19, 2003, the Company entered into a new Senior Credit Facility (the "Senior Credit Facility"), a Senior Unsecured Term Loan Facility and issued 7.875% Senior Subordinated Notes, the aggregate proceeds of which repaid the outstanding amounts under the old senior credit facility, notes payable to former shareholders, a junior subordinated payment-in-kind note, and a portion of the Company's 10.25% Senior Subordinated Notes.

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

      As of June 26, 2004, the Company had availability to borrow $64.5 million under the Revolving Loan Facility after giving effect to $10.5 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the Revolving Loan Facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the Revolving Loan Facility to fund distributions, acquisitions and capital expenditures.

      The Senior Unsecured Term Loan Facility provides for a $140.0 million Senior Unsecured Term Loan. The Senior Unsecured Term Loan has a final scheduled maturity date of June 17, 2012.

      The Senior Credit Facility and the Senior Unsecured Term Loan bear interest at the Company's choice of the Eurodollar Rate or Base Rate (both as defined), plus the applicable interest rate margins as follows:

                                               Eurodollar    Base
                                                  Rate       Rate
                                               ----------    -----
Revolving Loan Facility....................      2.50%       1.50%
Tranche B Term Loan........................      2.75%       1.75%
Senior Unsecured Term Loan.................      3.75%       2.75%

      The weighted average interest rates per annum in effect as of June 26, 2004 for the Tranche B Term Loan and Senior Unsecured Term Loan were 4.13% and 5.13%, respectively.

      The use of interest rate risk management instruments, such as collars and swaps, is required under the terms of the Senior Credit Facility. The Company is required to maintain protection against fluctuations in interest rates, and may do so through utilizing Eurodollar Rate loans having twelve-month interest periods or through one or more interest rate agreements. In order to address interest rate risk, the Company has developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. On January 26, 2004, the Company elected to set its interest rate at the twelve-month Eurodollar Rate for approximately $325.0 million of the Tranche B Term Loan and for the $140.0 million Senior Unsecured Term Loan, which fixed the Eurodollar Rate at 1.375% through January 26, 2005 for approximately 86% of floating rate debt outstanding as of June 26, 2004. Additionally, to further address interest rate risk, the Company entered into an interest rate cap agreement on February 11, 2004 for a notional amount of $170.0 million which capped the Eurodollar Rate, plus margin, at 5.0% for the period from January 26, 2005 through January 26, 2006.

      On April 12, 2004 the remaining 10.25% Series B Senior Subordinated Notes outstanding were repurchased at 105.125% of the principal amount thereof for a total payment of $5.3 million.

      On December 19, 2003 in connection with the Acquisition, the Company completed a financing, which consisted of the sale of $200.0 million of 7.875% Senior Subordinated Notes due 2014 (the "New Notes") pursuant to a private offering. The New Notes bear interest at the rate of 7.875% per annum, which is payable semi-annually in cash in arrears on January 15 and July 15. The New Notes mature on January 15, 2014. The New Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company. The Company plans to issue 7.875% Senior Subordinated Notes due 2014 (the "Exchange Notes") in exchange for all New Notes, pursuant to an exchange offer whereby holders of the New Notes will receive Exchange Notes which have been registered under the Securities Act of 1933, as amended, but are otherwise identical to the New Notes.

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

      The indenture for the New Notes requires the Company and its subsidiaries to comply with certain restrictive covenants, including a restriction on dividends, and limitations on the incurrence of indebtedness, certain payments and distributions, and sales of the Company's assets and stock.

      The New Notes are fully and unconditionally guaranteed, on a joint and several basis, and on an unsecured, senior subordinated basis by all the Company's active domestic subsidiaries. All the subsidiary guarantors are 100% owned by the Company. The following Supplemental Consolidating Condensed Financial Statements provide additional guarantor/non-guarantor information.

                    Simmons Bedding Company and Subsidiaries
          Supplemental Consolidating Condensed Statements of Operations
                       For the Quarter Ended June 26, 2004
                                 (In thousands)

                                                             Successor
-------------------------------------------------------------------------------------------------------------------
                                                        Issuer and
                                                        Guarantors
                                                ------------------------
                                                 Simmons
                                                 Bedding      Guarantor   Non-Guarantor
                                                 Company    Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                                ---------     ---------     ---------     ---------     ---------
Net sales                                       $ (19,064)    $ 217,898     $   2,961     $       -     $ 201,795
Cost of products sold                                 280       107,883         2,082             -       110,245
                                                ---------     ---------     ---------     ---------     ---------
 Gross margin                                     (19,344)      110,015           879             -        91,550
                                                ---------     ---------     ---------     ---------     ---------
Operating expenses:
 Selling, general and administrative expenses      45,385        28,224           658             -        74,267
  Plant closure charges                                 -           764             -             -           764
 Amortization of intangibles                       (2,007)          810             -             -        (1,197)
 Intercompany fees                                (52,956)       52,886            70             -             -
 Licensing fees                                      (174)       (2,161)         (146)            -        (2,480)
                                                ---------     ---------     ---------     ---------     ---------
                                                   (9,752)       80,523           582             -        71,353
                                                ---------     ---------     ---------     ---------     ---------
  Operating income (loss)                          (9,592)       29,492           297             -        20,197
Interest expense, net                              10,677           200            11             -        10,888
Income from subsidiaries                          (18,715)            -             -        18,715
                                                ---------     ---------     ---------     ---------     ---------
  Income (loss) before income taxes                (1,554)       29,292           286       (18,715)        9,309
Income tax expense (benefit)                       (7,512)       10,792            71             -         3,351
                                                ---------     ---------     ---------     ---------     ---------
  Net income (loss)                             $   5,958     $  18,500     $     215     $ (18,715)    $   5,958
                                                =========     =========     =========     =========     =========

                    Simmons Bedding Company and Subsidiaries
          Supplemental Consolidating Condensed Statements of Operations
                       For the Quarter Ended June 28, 2003
                                 (In thousands)

                                                     Predecessor
------------------------------------------------------------------------------------------------------------------------
                                                         Issuer and
                                                         Guarantors
                                                 --------------------------
                                                   Simmons
                                                   Bedding       Guarantor    Non-Guarantor
                                                   Company     Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                                 -----------   ------------   -------------   ------------  ------------
Net sales                                        $   (14,065)   $   210,605    $     2,759       $      -   $   199,299
Cost of products sold                                    247        102,477          2,014              -       104,738
                                                 -----------    -----------    -----------    -----------   -----------
  Gross margin                                       (14,312)       108,128            745              -        94,561
                                                 -----------    -----------    -----------    -----------   -----------
Operating expenses:
  Selling, general and administrative expenses        55,630         28,428            574              -        84,632
  Amortization of intangibles                              -             98              -              -            98
  Transaction expenses                                    50              -              -              -            50
  Intercompany fees                                  (88,848)        88,612            236              -             -
  Licensing fees                                        (273)        (2,384)          (153)             -        (2,810)
                                                 -----------    -----------    -----------    -----------   -----------
                                                     (33,441)       114,754            657              -        81,970
                                                 -----------    -----------    -----------    -----------   -----------
    Operating income (loss)                           19,129         (6,626)            88              -        12,591
Interest expense (income), net                         6,613            175              4              -         6,792
Income from subsidiaries                               6,753              -              -         (6,753)            -
                                                 -----------    -----------    -----------    -----------   -----------
    Income (loss) before income taxes                  5,763         (6,801)            84          6,753         5,799
Income tax expense                                     2,278              -             36              -         2,314
                                                 -----------    -----------    -----------    -----------   -----------
    Net income (loss)                            $     3,485    $    (6,801)   $        48    $     6,753   $     3,485
                                                 ===========    ===========    ===========    ===========   ===========

                    Simmons Bedding Company and Subsidiaries
          Supplemental Consolidating Condensed Statements of Operations
                     For the Six Months Ended June 26, 2004
                                 (In thousands)

                                                        Successor
-------------------------------------------------------------------------------------------------------------------------
                                                          Issuer and
                                                          Guarantors
                                                 --------------------------
                                                   Simmons
                                                   Bedding       Guarantor    Non-Guarantor
                                                   Company      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                 -----------    -----------    -----------    -----------    ------------
Net sales                                        $   (31,229)   $   450,958    $     5,386    $         -    $   425,115
Cost of products sold                                    595        225,580          3,935              -        230,110
                                                 -----------    -----------    -----------    -----------    -----------
  Gross margin                                       (31,824)       225,378          1,451              -        195,005
                                                 -----------    -----------    -----------    -----------    -----------
Operating expenses:
  Selling, general and administrative expenses       101,403         56,774          1,351              -        159,528
   Plant closure charges                                   -            764              -              -            764
  Amortization of intangibles                            661          1,628              -              -          2,289
  Intercompany fees                                 (106,880)       106,740            140              -              -
  Licensing fees                                        (520)        (4,259)          (283)             -         (5,062)
                                                 -----------    -----------    -----------    -----------    -----------
                                                      (5,336)       161,647          1,208              -        157,519
                                                 -----------    -----------    -----------    -----------    -----------
    Operating income (loss)                          (26,488)        63,731            243              -         37,486
Interest expense (income), net                        21,564            396             21              -         21,981
Income from subsidiaries                             (39,408)             -              -         39,408              -
                                                 -----------    -----------    -----------    -----------    -----------
    Income (loss) before income taxes                 (8,644)        63,335            222        (39,408)        15,505
Income tax expense (benefit)                         (18,567)        24,071             78              -          5,582
                                                 -----------    -----------    -----------    -----------    -----------
    Net income                                   $     9,923    $    39,264    $       144    $   (39,408)   $     9,923
                                                 ===========    ===========    ===========    ===========    ===========

                    Simmons Bedding Company and Subsidiaries
          Supplemental Consolidating Condensed Statements of Operations
                     For the Six Months Ended June 28, 2003
                                 (In thousands)

                                                        Predecessor
-----------------------------------------------------------------------------------------------------------------------------
                                                         Issuer and
                                                         Guarantors
                                                 ----------------------------
                                                   Simmons
                                                   Bedding         Guarantor     Non-Guarantor
                                                   Company       Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                   -------       ------------    ------------    ------------    ------------
Net sales                                        $    (26,617)   $    407,629    $      4,902     $         -    $    385,914
Cost of products sold                                     462         198,904           3,605               -         202,971
                                                 ------------    ------------    ------------    ------------    ------------
  Gross margin                                        (27,079)        208,725           1,297               -         182,943
                                                 ------------    ------------    ------------    ------------    ------------
Operating expenses:

  Selling, general and administrative expenses         99,541          54,292           1,043               -         154,876
  Amortization of intangibles                               -             170               -               -             170
  Transaction expenses                                    636             186               -               -             822
  Intercompany fees                                  (146,246)        145,812             434               -               -
  Licensing fees                                         (545)         (4,606)           (273)              -          (5,424)
                                                 ------------    ------------    ------------    ------------    ------------
                                                      (46,614)        195,854           1,204               -         150,444
                                                 ------------    ------------    ------------    ------------    ------------
    Operating income                                   19,535          12,871              93               -          32,499
Interest expense (income), net                         13,320             853              (2)              -          14,171
Income from subsidiaries                              (12,066)              -               -          12,066               -
                                                 ------------    ------------    ------------    ------------    ------------
    Income before income taxes                         18,281          12,018              95         (12,066)         18,328
Income tax expense                                      7,316               -              47               -           7,363
                                                 ------------    ------------    ------------    ------------    ------------
    Net income                                   $     10,965    $     12,018    $         48    $    (12,066)   $     10,965
                                                 ============    ============    ============    ============    ============

                    Simmons Bedding Company and Subsidiaries
               Supplemental Consolidating Condensed Balance Sheets
                               As of June 26, 2004
                                 (In thousands)

                                                         Successor
------------------------------------------------------------------------------------------------------------------------
                                                    Issuer and
                                                    Guarantors
                                             ---------------------------
                                               Simmons                          Non-
                                               Bedding        Guarantor      Guarantor
                                               Company      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                               -------      ------------    ------------    ------------    ------------
         ASSETS
Current assets:
  Cash and cash equivalents ...............  $     20,192   $      2,928    $      1,257    $          -    $     24,377
  Accounts receivable .....................             4         74,325           1,870               -          76,199
  Inventories .............................             -         29,359             869               -          30,228
  Other ...................................         5,983         11,932             447               -          18,362
                                             ------------   ------------    ------------    ------------    ------------
     Total current assets .................        26,179        118,544           4,443               -         149,166
                                             ------------   ------------    ------------    ------------    ------------
Property, plant and equipment, net ........        10,944         39,650           5,187               -          55,781
Goodwill and other intangibles, net .......       996,944         22,771              65               -       1,019,780
Other assets ..............................        33,030         12,691             711               -          46,432
Net investment in and advances to
  (from) subsidiaries .....................       119,864         86,612          (2,184)       (204,292)              -
                                             ------------   ------------    ------------    ------------    ------------
                                             $  1,186,961   $    280,268    $      8,222    $   (204,292)   $  1,271,159
                                             ============   ============    ============    ============    ============
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt ....  $      1,002   $        342    $        231   $           -    $      1,575
  Accounts payable and accrued liabilities.        44,617         60,082           1,723               -         106,442
                                             ------------   ------------    ------------    ------------    ------------
     Total current liabilities ............        45,619         60,424           1,954               -         107,997
Long-term debt ............................       735,599         13,589           1,813               -         751,001
Deferred income taxes .....................       149,231          1,001             418               -         150,650
Other non-current liabilities .............        10,719          4,647             352               -          15,718
                                             ------------   ------------    ------------    ------------    ------------
     Total liabilities ....................       941,168         79,661           4,537               -       1,025,366
                                             ------------   ------------    ------------    ------------    ------------
Stockholder's equity ......................       245,793        200,607           3,685        (204,292)        245,793
                                             ------------   ------------    ------------    ------------    ------------
                                             $  1,186,961   $    280,268    $      8,222    $   (204,292)   $  1,271,159
                                             ============   ============    ============    ============    ============

                    Simmons Bedding Company and Subsidiaries
          Supplemental Consolidating Condensed Statements of Cash Flows
                     For the Six Months Ended June 26, 2004
                                 (In thousands)

                                                        Successor
----------------------------------------------------------------------------------------------------------------------
                                                    Issuer and
                                                    Guarantors
                                           ---------------------------
                                             Simmons                           Non-
                                             Bedding        Guarantor       Guarantor
                                             Company       Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                             -------       ------------    ------------    ------------    ------------
Net cash provided by (used in) operating
  activities ............................  $    (31,767)   $     69,117    $      1,773    $          -   $     39,123
                                           ------------    ------------    ------------    ------------   ------------
Cash flows from investing activities:
  Purchase of property, plant and
     equipment, net .....................        (2,899)         (2,852)           (977)              -         (6,728)
  Proceeds from sale of Mattress Gallery.         6,495               -               -                          6,495
  Other, net ............................           105               -               -               -            105
                                           ------------    ------------    ------------    ------------   ------------
Net cash used in investing
  activities ............................         3,701          (2,852)           (977)              -           (128)
                                           ------------    ------------    ------------    ------------   ------------
Cash flows from financing activities:
  Repayment of long-term obligations ....       (16,960)           (601)           (116)              -        (17,677)
  Receipt from (distribution to)
   subsidiaries .........................        65,202         (63,402)         (1,800)              -              -
  Debt issuance costs ...................          (601)              -               -               -           (601)
                                           ------------    ------------    ------------    ------------   ------------
Net cash provided by (used in) financing
  activities ............................        47,641         (64,003)         (1,916)              -        (18,278)
                                           ------------    ------------    ------------    ------------   ------------
Net effect of exchange rate change ......             -               -             (10)              -            (10)
Change in cash and cash equivalents .....        19,575           2,262          (1,130)              -         20,707
Cash and cash equivalents:
     Beginning of period ................           615             667           2,388               -          3,670
                                           ------------    ------------    ------------    ------------   ------------
     End of period ......................  $     20,190    $      2,929    $      1,258    $          -   $     24,377
                                           ============    ============    ============    ============   ============

                    Simmons Bedding Company and Subsidiaries
          Supplemental Consolidating Condensed Statements of Cash Flows
                     For the Six Months Ended June 28, 2003
                                 (In thousands)

                                                       Predecessor
------------------------------------------------------------------------------------------------------------------------
                                                    Issuer and
                                                    Guarantors
                                             ----------------------------
                                               Simmons                          Non-
                                               Bedding         Guarantor      Guarantor
                                               Company       Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                               -------       ------------    ------------    ------------   ------------
Net cash provided by (used in)
operating activities .....................   $    (28,023)   $     32,588    $      1,049    $          -   $      5,614
                                             ------------    ------------    ------------    ------------   ------------
Cash flows from investing activities:
  Purchase of property, plant and
     equipment, net ......................         (1,885)           (250)            (27)              -         (2,162)
  Purchase of intangible assets ..........             34            (132)              9               -            (89)
                                             ------------    ------------    ------------    ------------   ------------
Net cash used in investing activities ....         (1,851)           (382)            (18)              -         (2,251)
                                             ------------    ------------    ------------    ------------   ------------
Cash flows from financing activities:
  Borrowings on long-term obligations, net          9,182         (18,117)           (136)              -         (9,071)
  Receipt from (distribution to)
     subsidiary...........................         18,772         (16,697)         (2,075)              -              -
                                             ------------    ------------    ------------    ------------   ------------
Net cash (used in) provided by
  financing activities ...................         27,954         (34,814)         (2,211)              -         (9,071)
                                             ------------    ------------    ------------    ------------   ------------
Net effect of exchange rate change .......              -               -             225               -            225
Change in cash and cash equivalents ......         (1,920)         (2,608)           (955)              -         (5,483)
Cash and cash equivalents:
     Beginning of period .................          2,316           2,821           1,971               -          7,108
                                             ------------    ------------    ------------    ------------   ------------
     End of period .......................   $        396    $        213    $      1,016    $          -   $      1,625
                                             ============    ============    ============    ============   ============

H.    SEGMENT INFORMATION

      Operating segments are generally organized internally by whether the products are sold to a reseller or to an end consumer. The Company has aggregated similar operating segments into two reportable segments, (1) wholesale bedding and (2) retail bedding. The wholesale bedding segment consists of (i) the manufacture, sale and distribution of premium branded bedding products to retail customers and institutional users of bedding products, such as the hospitality industry; (ii) the licensing of intellectual property to companies that manufacture and sale products which complement the bedding products manufactured by the Company; and (iii) the sale of product returns, off-quality product and excess inventory through retail outlet stores to consumers. The retail bedding segment currently operates specialty sleep stores in Oregon and Washington that sell to consumers principally premium branded bedding products. On May 1, 2004, the Company sold one of its retail bedding subsidiaries, Mattress Gallery (see Note D to the condensed consolidated financial statements for further explanation).

      The Company evaluates segment performance and allocates resources based on net sales and Adjusted EBITDA. Adjusted EBITDA differs from the term "EBITDA" as it is commonly used. In addition to adjusting net income to exclude interest expense, income taxes, depreciation and amortization, Adjusted EBITDA also adjusts net income by excluding items or expenses not typically excluded in the calculation of "EBITDA" such as management fees, non-cash stock compensation expenses, and other unusual or non-recurring items as defined by the Company's new Senior Credit Facility. Management believes the aforementioned approach is the most informative representation of how management evaluates performance. Adjusted EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

      The following tables summarizes segment information:

                                    Successor
                           Quarter Ended June 26, 2004
                                 (In thousands)

                                                                      Wholesale
                                                                       Bedding         Retail      Eliminations     Totals
                                                                     -----------    -----------    ------------   -----------
Net sales for external customers                                     $   182,597    $    19,198    $         -    $   201,795
Intersegment net sales                                                     5,138              -         (5,138)             -
Adjusted EBITDA                                                           28,092            514            301         28,907
Depreciation and amortization expense                                      2,996            101              -          3,097
Expenditures for long-lived assets                                         4,701            215              -          4,916
Segment assets                                                         1,243,320         29,945         (2,106)     1,271,159

Reconciliation of EBITDA and Adjusted EBITDA to net income (loss):
  Net income (loss)                                                  $     6,168    $      (511)   $       301    $     5,958
  Depreciation and amortization                                            2,996            101              -          3,097
  Income taxes                                                             3,508           (157)             -          3,351
  Interest expense, net                                                   10,840             48              -         10,888
  Interest income                                                             31              -              -             31
                                                                     -----------    -----------    -----------    -----------
  EBITDA                                                                  23,543           (519)           301         23,325
  Plant opening, closing charges                                           4,722              -              -          4,722
  Mattress Gallery transaction expenses                                      162            500              -            662
  Other (income) expense                                                    (335)           533              -            198
                                                                     -----------    -----------    -----------    -----------
  Adjusted EBITDA                                                    $    28,092    $       514    $       301    $    28,907
                                                                     ===========    ===========    ===========    ===========

                                   Predecessor
                           Quarter Ended June 28, 2003
                                 (In thousands)

                                                                      Wholesale
                                                                       Bedding      Retail     Eliminations     Totals
                                                                     -----------  ----------   ------------   ----------
Net sales for external customers                                     $  175,910   $   23,389    $        -    $  199,299
Intersegment net sales                                                    8,091            -        (8,091)            -
Adjusted EBITDA                                                          29,611          819          (242)       30,188
Depreciation and amortization expense                                     5,585           55             -         5,640
Expenditures for long-lived assets                                        1,651           69             -         1,720
Segment assets                                                          431,937       41,273       (46,368)      426,842

Reconciliation of EBITDA and Adjusted EBITDA to net income (loss):
  Net income (loss)                                                  $    4,351   $     (624)   $     (242)   $    3,485
  Depreciation and amortization                                           5,585           55             -         5,640
  Income taxes                                                            2,314            -             -         2,314
  Interest expense, net                                                   6,742           50             -         6,792
  Interest income                                                            53            -             -            53
                                                                     -----------  ----------    ----------    ----------
  EBITDA                                                                 19,045         (519)         (242)       18,284
  Variable stock compensation expense                                     9,591            -             -         9,591
  Sleep Country acquisition expenses                                         50            -             -            50
  Non-recurring litigation and insurance                                    778            -             -           778
  Other expenses                                                            147        1,338             -         1,485
                                                                     -----------  ----------    ----------    ----------
  Adjusted EBITDA                                                    $   29,611   $      819    $     (242)   $   30,188
                                                                     ===========  ==========    ==========    ==========

                                    Successor
                         Six Months Ended June 26, 2004
                                 (In thousands)

                                                                       Wholesale
                                                                        Bedding        Retail       Eliminations     Totals
                                                                      -----------    -----------    ------------   -----------
Net sales for external customers                                      $   380,810    $    44,305    $         -    $   425,115
Intersegment net sales                                                     14,027              -        (14,027)             -
Adjusted EBITDA                                                            64,848          1,617           (261)        66,204
Depreciation and amortization expense                                      10,300            417              -         10,717
Expenditures for long-lived assets                                          6,052            676              -          6,728
Segment assets                                                          1,243,320         29,945         (2,106)     1,271,159

Reconciliation of EBITDA and Adjusted EBITDA to net income (loss):
  Net income (loss)                                                   $    14,368    $    (4,184)   $      (261)   $     9,923
  Depreciation and amortization                                            10,300            417              -         10,717
  Income taxes                                                              5,969           (386)             -          5,582
  Interest expense, net                                                    21,883             98              -         21,981
  Interest income                                                              75              -              -             75
                                                                      -----------    -----------    -----------    -----------
  EBITDA                                                                   52,594         (4,055)          (261)        48,278
  Variable stock compensation expense                                       3,308              -              -          3,308
  Transaction related expenditures, including cost of products sold         2,640          3,844              -          6,484
  Plant opening, closing charges                                            6,951              -              -          6,951
  Mattress Gallery transaction expenses                                       162            500              -            662
  Other (income) expense                                                     (807)         1,328              -            521
                                                                      -----------    -----------    -----------    -----------
  Adjusted EBITDA                                                     $    64,848    $     1,617    $      (261)   $    66,204
                                                                      ===========    ===========    ===========    ===========

                                   Predecessor
                         Six Months Ended June 28, 2003
                                 (In thousands)

                                                                      Wholesale
                                                                       Bedding       Retail       Eliminations     Totals
                                                                     -----------   -----------    ------------   -----------
Net sales for external customers                                     $   340,264   $    45,650    $         -    $   385,914
Intersegment net sales                                                    15,880             -        (15,880)             -
Adjusted EBITDA                                                           58,210         1,498           (430)        59,278
Depreciation and amortization expense                                     10,890           490              -         11,380
Expenditures for long-lived assets                                         1,958           204              -          2,162
Segment assets                                                           431,937        41,273        (46,368)       426,842

Reconciliation of EBITDA and Adjusted EBITDA to net income (loss):
  Net income (loss)                                                  $    13,130   $    (1,735)   $      (430)   $    10,965
  Depreciation and amortization                                           10,890           490              -         11,380
  Income taxes                                                             7,363             -              -          7,363
  Interest expense, net                                                   13,577           594              -         14,171
  Interest income                                                            103             -              -            103
                                                                     -----------   -----------    -----------    -----------
  EBITDA                                                                  45,063          (651)          (430)        43,982
  Variable stock compensation expense                                     10,421             -              -         10,421
  Sleep Country acquisition expenses                                         822             -              -            822
  Non-recurring litigation and insurance                                   1,556             -              -          1,556
  Other expenses                                                             348         2,149              -          2,497
                                                                     -----------   -----------    -----------    -----------
  Adjusted EBITDA                                                    $    58,210   $     1,498    $      (430)   $    59,278
                                                                     ===========   ===========    ===========    ===========

      In the "Eliminations" column of each period presented above, the segment assets consist primarily of investments in subsidiaries, receivables and payables and gross wholesale bedding profit in ending retail inventory. Consolidated Adjusted EBITDA reflects the elimination of the wholesale bedding profit in ending retail inventory.

I.    PLANT CLOSING AND OPENING CHARGES

      The Company's Columbus, Ohio manufacturing facility was closed in April 2004. The Company incurred plant closure charges of approximately $0.8 million of severance, retention, rent, and transfer of equipment costs during the second quarter of fiscal year 2004 related to this closing. The Company wrote off inventory and incurred other miscellaneous charges of $0.2 million as a result of the closure of the plant, which was included in cost of goods sold during the second quarter of 2004. Additionally, the Company dismantled and abandoned equipment resulting in a $0.2 million charge to selling, general and administrative expenses during the second quarter of 2004.

      The Company opened a new manufacturing facility in Hazleton, Pennsylvania on March 15, 2004 and is currently constructing a new manufacturing facility in Waycross, Georgia which is expected to open in the third quarter of 2004. The Company incurred approximately $3.0 million and $5.8 million for the quarter and six months ended June 26, 2004 of non-recurring start-up costs, net of local and state training grants, related to the openings. The start-up costs include travel and relocation, rent, utilities, repair and maintenance, and training expenses totalling $1.5 million and $3.2 million for the quarter and six months ended June 26, 2004, which are included in cost of products sold, and incremental distribution costs of $1.5 million and $2.6 million for the quarter and six months ended June 26, 2004, which are included in selling, general and administrative expenses. The incremental distribution expense resulted from the extra miles driven to service the customers that were previously serviced by the Company's closed manufacturing facilities. Once the new manufacturing facilities meet normal production levels, the Company will no longer incur incremental distribution expense to service these customers. The Company estimates that an additional $3.6 million of non-recurring start-up costs will be incurred for the remainder of 2004 of which approximately $1.8 million will be additional cost of products sold and $1.8 million will be additional selling, general and administrative expense.

J.    TERMINATION OF SIMMONS COMPANY DEFERRED COMPENSATION PLAN

      Simmons Company, the Company's indirect parent, terminated its deferred compensation plan on June 3, 2004 by issuing 197,998 shares of Class A common stock in exchange for deemed Class A shares of common stock (the "Deemed Shares") held by the participants in the deferred compensation. The Deemed Shares had a put option that gave the holder the right for cash settlement under certain circumstances outside Simmons Company's control. Accordingly, the deferred compensation plan was recorded as a liability of Simmons Company and was marked to market based upon a quarterly valuation of the fair value of the common stock of Simmons Company. The changes in the market value of the liability were recorded as non-cash stock compensation expense of the Company. As of the date of termination, the Company had recorded a $3.3 million increase in the market value of the liability related to the Deemed Shares. Upon termination of the deferred compensation plan, the $3.3 million was recorded as a contribution to additional paid-in capital.

K.    SUBSEQUENT EVENT

      The Company entered into a definitive agreement with Simmons Juvenile Products Company, Inc. ("Simmons Juvenile") on July 21, 2004 to acquire certain assets and liabilities of its crib mattress and related soft goods business for $19 million plus transaction expenses, and contingent consideration based upon performance not to exceed $4.4 million. Simmons Juvenile, with crib mattress and related soft goods manufacturing and distribution operations in York, Pennsylvania, Oshkosh, Wisconsin and Ontario, California, is a licensee of the Company that manufactures and sells Simmons branded products to the U.S. juvenile market. The transaction is expected to close by the end of the Company's third quarter. The Company intends to fund the purchase through cash on hand and borrowings under the Company's $75.0 million Revolving Loan Facility. Net sales of the business to be acquired were approximately $11.7 million for the six months ended June 30, 2004.

L.    CONTINGENCIES

      From time to time, the Company has been involved in various legal proceedings. The Company believes that all current litigation is routine in nature and incidental to the conduct of the Company's business, and that none of this litigation, if determined adversely to the Company, would have a material adverse effect on the Company's financial condition or results of its operations.

M.    ACCOUNTING PRONOUNCEMENTS

      There were no new accounting pronouncements that had an impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the our consolidated financial statements, including related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2003 Annual Report on Form 10-K, and the unaudited interim financial statements included elsewhere in this report.

RECENT EVENTS

Name Change

      Effective July 14, 2004, our indirect parent, THL Bedding Holding Company, changed its name to Simmons Company and we changed our name to Simmons Bedding Company.

Initial Public Offering

      Simmons Company, our indirect parent, filed a registration statement with the Securities and Exchange Commission on June 4, 2004 for a proposed initial public offering of its common stock. The number of shares to be offered and the price range for the offering has not been determined. Simmons Company announced on July 19, 2004 it was delaying the proposed initial public offering due to uncertain market conditions.

Labor Unions

      The United Furniture Workers labor union at our San Leandro, California manufacturing facility ratified a two-year collective bargaining agreement on April 30, 2004. This agreement was retroactive to April 1, 2004, and we do not expect it to have a significant impact on our future operating results.

      The United Steel Workers of America labor union at our Kansas City, Kansas manufacturing facility ratified a three-year collective bargaining agreement on May 16, 2004. This agreement was retroactive to April 19, 2004, and we do not expect it to have a significant impact on our future operating results.

Plant Closing/Openings

      Our Columbus, Ohio manufacturing facility was closed in April 2004. We incurred plant closure charges of approximately $0.8 million of severance, retention, rent, and transfer of equipment costs during the second quarter of fiscal year 2004 related to this closing. We wrote off inventory and incurred other miscellaneous charges of $0.2 million as a result of the closure of the plant, which was included in cost of goods sold during the second quarter of 2004.

Additionally, the Company dismantled and abandoned equipment resulting in a $0.2 million charge to selling, general and administrative expenses during the second quarter of 2004.

      We opened a new manufacturing facility in Hazleton, Pennsylvania on March 15, 2004 and we are currently constructing a new manufacturing facility in Waycross, Georgia which is expected to open in the third quarter of 2004. We incurred approximately $3.0 million and $5.8 million for the quarter and six months ended June 26, 2004 of non-recurring start-up costs, net of state and local training grants, related to the openings. The start-up costs include travel and relocation, rent, utilities, repair and maintenance and training expenses totalling $1.5 million and $3.2 million for the quarter and six months ended June 26, 2004, which are included in cost of products sold, and incremental distribution costs totalling $1.5 million and $2.6 million for the quarter and six months ended June 26, 2004, which are included in selling, general and administrative expenses. The incremental distribution expense resulted from the extra miles driven to service the customers that were previously serviced by our closed manufacturing facilities. Once our new manufacturing facilities meet normal production levels, we will no longer incur incremental distribution expense to service these customers. We estimate that an additional $3.6 million of non-recurring start-up costs will be incurred for the remainder of 2004 of which approximately $1.8 million will be additional cost of products sold and $1.8 million will be additional selling, general and administrative expense.

Sale of Mattress Gallery

     We sold the Mattress Gallery retail operations to PCM on May 1, 2004 for cash proceeds of $6.5 million plus the cancellation of all intercompany debts with the exception of certain trade payables owed by Mattress Gallery to Simmons and its affiliates. The cancellation of intercompany debts was recorded as a capital contribution to Mattress Gallery. No gain or loss was recorded on the sale since Mattress Gallery was recorded at fair value in connection with the Acquisition. Following the sale, the Company continues to guarantee approximately $3.0 million of Mattress Gallery's obligations under certain store and warehouse leases that expire over various periods through 2010. In connection with the sale, we entered into a five-year supply agreement with PCM. We have not reflected the results of operations for Mattress Gallery prior to its sale as discontinued operations since we have an ongoing interest in the cash flows of the operations through the five-year supply agreement.

      Mattress Gallery had net sales, gross profit and Adjusted EBITDA of $40.0 million, $19.2 million and $1.1 million, respectively, for the year ended December 27, 2003. Mattress Gallery had net sales, gross profit and Adjusted EBITDA of $12.9 million, $4.1 million and $(0.2) million, respectively, for the four months ended May 1, 2004. Our wholesale segment had net sales to Mattress Gallery of $18.9 million and $6.6 million for the year ended December 27, 2003 and the four months ended May 1, 2004.

      The following table reconciles Mattress Gallery's net loss to EBITDA and Adjusted EBITDA for the year ended December 27, 2003 and the four months ended May 1, 2004 (In thousands):

                                                    Four Months
                                     Year Ended        Ended
                                    Dec. 27, 2003   May 1, 2004
                                    -------------   -----------
Net loss                             $   (1,279)    $   (3,297)
Depreciation and amortization               167              7
Interest expense                            168             55
                                     ----------     ----------
  EBITDA                                   (944)        (3,235)
Management fees                           1,307            324
Transaction related expenditures,
  including cost of products sold           267          2,720
Non-recurring other charges                 432            (31)
                                     ----------     ----------
Adjusted EBITDA                      $    1,062     $     (222)
                                     ==========     ==========

Termination of Simmons Company Deferred Compensation Plan

      Simmons Company, our indirect parent, terminated its deferred compensation plan on June 3, 2004 by issuing 197,998 shares of Class A common stock in exchange for Deemed Shares held by the participants in the deferred stock compensation plan. The Deemed Shares had a put option that gave the holder the right for cash settlement under certain circumstances outside Simmons Company's control. Accordingly, the deferred compensation plan was recorded as a liability of Simmons Company and was marked to market based upon a quarterly valuation of the fair value of the common stock of Simmons Company. The changes in the market value of the liability were recorded as non-cash stock compensation expense of the Company. As of the date of termination, we had recorded a $3.3 million increase in the market value of the liability related to the Deemed Shares. Upon termination of the deferred compensation plan, the $3.3 million was recorded as a contribution to additional paid-in capital.

Acquisition of Crib Mattress Business

      We entered into a definitive agreement with Simmons Juvenile Products Company, Inc. ("Simmons Juvenile") on July 21, 2004 to acquire certain assets and liabilities of its crib mattress and related soft goods business for $19 million plus transaction expenses and contingent consideration based upon performance not to exceed $4.4 million. Simmons Juvenile, with crib mattress and related soft goods manufacturing and distribution operations in York, Pennsylvania, Oshkosh, Wisconsin and Ontario, California, is a licensee of the Company that manufactures and sells Simmons branded products to the U.S. juvenile market. The transaction is expected to close by the end of the Company's third quarter. The Company intends to fund the purchase through cash on hand and borrowings under our $75.0 million Revolving Loan Facility. Net sales of the business to be acquired were approximately $11.7 million for the six months ended June 30, 2004. We expect that one result of this acquisition will be a reduction of our leverage ratio as measured by our Senior Credit Facility due to the cash flows we expect the Simmons Juvenile crib mattress business to generate.

RESULTS OF OPERATIONS

      Our capital structure changed significantly as a result of the Acquisition and the concurrent refinancing of our debt. Due to required purchase accounting adjustments relating to the transaction, the consolidated financial and other data for the period subsequent to the acquisition (the "Successor" periods) are not comparable to such data for the periods prior to the acquisition (the "Predecessor" periods). In order to provide investors with useful information and to facilitate understanding of our quarter and six months ended June 26, 2004 results, the following pro forma results of operations are presented to give effect to the Acquisition and the termination of the deferred compensation plan of Simmons Company as if each had been consummated on December 29, 2002, the first day of our fiscal year 2003.

      The pro forma information for the quarter ended June 28, 2003 includes the following adjustments resulting from the Acquisition and termination of the deferred compensation plan:

      - adjustment to cost of products sold of $(0.6) million, or 0.3% of net sales, to (i) reduce depreciation expense by $(0.8) million as a result of the extension of the remaining average useful lives, partially offset by the increases in the bases of property, plant and equipment and (ii) increase amortization of favorable leases by $0.2 million due to the step-up to fair market value of leases;

      - adjustment to selling, general and administrative expense of $(10.4) million, or 5.2% of net sales, to (i) reduce depreciation expense by $(0.6) million as a result of the extension of the remaining average useful lives, partially offset by the increases in the bases of property, plant and equipment; (ii) reduce management fees by $(0.2) million to reflect the change in our equity-sponsor management agreement; and (iii) reduce variable stock compensation expense by $(9.6) million to reflect the elimination of our stock option plans and deferred compensation plan;

      - adjustment to amortization of intangibles of $1.1 million, or 0.6% of net sales, to reflect additional amortization as a result of increases in the bases of our intangible assets;

      - adjustment to interest expense, net of $4.1 million, or 2.1% of net sales, to reflect the additional interest expense associated with the new debt, net of the interest expense associated with the old debt retired and the elimination of one-time financing charges resulting from the Acquisition; and

      - adjustment to income tax expense of $2.2 million to reflect the tax effects of the pro forma adjustments based upon an effective tax rate of 38.0%.

      The pro forma information for the six months ended June 26, 2004 includes the following adjustments resulting from the Acquisition and termination of the deferred compensation plan:

      - adjustment to cost of products sold of $(6.5) million, or 1.5% of net sales, for inventory recorded at fair market value as a result of the Acquisition and sold during the six months ended June 26, 2004;

      - adjustment to selling, general and administrative expense of $(3.3) million, or 0.8% of net sales, to reduce variable stock compensation expense by $(3.3) million to reflect the elimination of our stock option plans and deferred compensation plan; and

      - adjustment to income tax expense of $3.7 million to reflect the tax effects of the pro forma adjustments based upon an effective tax rate of 38.0%.

      The pro forma information for the six months ended June 28, 2003 includes the following adjustments resulting from the Acquisition and termination of the deferred compensation plan:

      - adjustment to cost of products sold of $(1.4) million, or 0.4% of net sales, to (i) reduce depreciation expense by $(1.7) million as a result of the extension of the remaining average useful lives, partially offset by the increases in the bases of property, plant and equipment and (ii) increase amortization of favorable leases by $0.3 million due to the step-up to fair market value of leases;

      - adjustment to selling, general and administrative expense of $(12.4) million, or 3.2% of net sales, to (i) reduce depreciation expense by $(1.5) million as a result of the extension of the remaining average useful lives, partially offset by the increases in the bases of property, plant and equipment; (ii) reduce management fees by $(0.5) million to reflect the change in our equity-sponsor management agreement; and (iii) reduce variable stock compensation expense by $(10.4) million to reflect the elimination of our stock option plans and deferred compensation plan;

      - adjustment to amortization of intangibles of $2.3 million, or 0.6% of net sales, to reflect additional amortization as a result of increases to the bases of our intangible assets;

      - adjustment to interest expense, net of $7.8 million, or 2.0% of net sales, to reflect the additional interest expense associated with the new debt, net of the interest expense associated with the old debt retired and the elimination of one-time financing charges resulting from the Acquisition; and

      - adjustment to income tax expense of $1.4 million to reflect the tax effects of the pro forma adjustments based upon an effective tax rate of 38.0%.

      The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable under the circumstances. The pro forma financial information does not purport to represent what our results of operations would actually have been had each of the Acquisition and the termination of the deferred compensation plan occurred on December 29, 2002 or to project our results of operations for any future period.

      The following table sets forth historical financial information and pro forma financial information based upon the adjustments discussed above for the second quarter and first six- months of 2004 and 2003 (In thousands):

                                Successor     Predecessor                    Successor                    Predecessor
                                ---------     -----------                    ---------                    -----------
                                                              Pro Forma                     Pro Forma                     Pro Forma
                                 Quarter        Quarter        Quarter       Six Months     Six Months    Six Months         Six
                                  Ended          Ended          Ended          Ended          Ended         Ended           Months
                                June 26,       June 28,       June 28,        June 26,       June 26,      June 28,        June 28,
                                  2004           2003           2003            2004           2004          2003            2003
                                ---------     -----------     ---------      ----------     ----------    -----------     ---------
Net sales                       $ 201,795      $ 199,299      $ 199,299      $ 425,115      $ 425,115      $ 385,914      $ 385,914
Cost of products sold             110,245        104,738        104,134        230,110        223,626        202,971        201,564
                                ---------      ---------      ---------      ---------      ---------      ---------      ---------
   Gross margin                    91,550         94,561         95,165        195,005        201,489        182,943        184,350
Selling, general and
administrative expenses            74,267         84,632         74,243        159,528        156,220        154,876        142,468
Plant closure charges                 764              -              -            764            764              -              -
Amortization of  intangibles       (1,197)            98          1,246          2,289          2,289            170          2,491
Transaction expenses                    -             50             50              -              -            822            822
Licensing fees                     (2,481)        (2,810)        (2,810)        (5,062)        (5,062)        (5,424)        (5,424)
                                ---------      ---------       --------      ---------      ---------      ---------      ---------
   Operating income                20,197         12,591         22,437         37,486         47,278         32,499         43,993
Interest expense, net              10,888          6,792         10,888         21,981         21,981         14,171         21,981
                                ---------      ---------       --------      ---------      ---------      ---------      ---------
   Income before income taxes       9,309          5,799         11,549         15,505         25,297         18,328         22,012
Income tax expense                  3,351          2,314          4,499          5,582          9,303          7,363          8,763
                                ---------      ---------      ---------      ---------      ---------      ---------      ---------
   Net income                   $   5,958      $   3,485      $   7,050      $   9,923      $  15,994      $  10,965      $  13,249
                                =========      =========      =========      =========      =========      =========      =========

      The following table sets forth historical financial information and pro forma financial information based upon the adjustments discussed above for the second quarter and first Six months of 2004 and 2003 as a percentage of net sales:

                                Successor     Predecessor                    Successor                    Predecessor
                                ---------     -----------                    ---------                    -----------
                                                              Pro Forma                     Pro Forma                     Pro Forma
                                 Quarter        Quarter        Quarter       Six Months     Six Months    Six Months         Six
                                  Ended          Ended          Ended          Ended          Ended         Ended           Months
                                 June 26,       June 28,       June 28,       June 26,       June 26,      June 28,        June 28,
                                  2004            2003           2003           2004           2004          2003            2003
                                ---------     -----------     ----------     ----------     ----------    -----------     ----------
Net sales                        100.0%         100.0%          100.0%        100.0%         100.0%        100.0%           100.0%
Cost of products sold             54.6%          52.6%           52.3%         54.1%          52.6%         52.6%            52.2%
                                 -----          -----           -----         -----          -----         -----            -----
  Gross margin                    45.4%          47.4%           47.7%         45.9%          47.4%         47.4%            47.8%
Selling, general and
administrative expenses           36.8%          42.5%           37.3%         37.5%          36.7%         40.1%            36.9%
Plant closure charges              0.4%            - %             - %          0.2%           0.2%           - %              - %
Amortization of intangibles       (0.6)%           - %            0.6%          0.5%           0.5%           - %             0.6%
Transaction expenses                - %            - %             - %           - %            - %          0.2%             0.2%
Licensing fees                    (1.2)%         (1.4)%          (1.4)%        (1.2)%         (1.2)%        (1.4)%           (1.4)%
                                 -----          -----           -----         -----          -----         -----            -----
  Operating income                10.0%           6.3%           11.2%          8.9%          11.2%          8.4%            11.4%
Interest expense, net              5.4%           3.4%            5.5%          5.2%           5.2%          3.7%             5.7%
                                 -----          -----           -----         -----          -----         -----            -----
  Income before income taxes       4.6%           2.9%            5.8%          3.7%           6.0%          4.7%             5.7%
Income tax expense                 1.6%           1.2%            2.3%          1.3%           2.2%          1.9%             2.3%
                                 -----          -----           -----         -----          -----         -----            -----
  Net income                       3.0%           1.7%            3.5%          2.4%           3.8%          2.8%             3.5%
                                 =====          =====           =====         =====          =====         =====            =====

QUARTER ENDED JUNE 26, 2004 AS COMPARED TO PRO FORMA QUARTER ENDED JUNE 28, 2003

      Net Sales. Net sales for the quarter ended June 26, 2004 increased $2.5 million, or 1.3%, to $201.8 million from $199.3 million for the pro forma quarter ended June 28, 2003.

      Wholesale bedding segment net sales increased $3.7 million, or 2.0%, to $187.7 million for the quarter ended June 26, 2004 from $184.0 million for the pro forma quarter ended June 28, 2003. For the second quarter of 2004 and the pro forma second quarter of 2003, our wholesale bedding segment net sales reflect a reduction of $19.5 million and $14.5 million, respectively, for cash consideration paid to our customers for certain promotional programs and volume rebates in accordance with Emerging Issues Task Force of the Financial Accounting Standards Board 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Product" ("EITF 01-9"). The wholesale bedding segment net sales increase was primarily due to an increase in average unit selling prices ("AUSP") of 4.8%, partially offset by a decrease in unit volume of 1.3%, compared to the pro forma second quarter of 2003. Our improvements in AUSP was primarily attributable to a shift in our sales mix toward our Beautyrest(R) branded product line following the rollout of the new Beautyrest(R) 2004 product line in the first quarter of 2004. Our Beautyrest(R) branded product has a higher AUSP compared to our other branded product lines. Our unit volume decrease resulted primarily from lower unit sales to the contract channel and the timing of promotional sales with certain dealers.

         Our second quarter 2004 wholesale bedding sales, exclusive of EITF 01-9 sales deductions, which is the methodology used by the International Sleep Products Association ("ISPA") in estimating industry sales, were up 4.4% over the prior year pro forma second quarter. In comparison, ISPA estimated that for the second quarter of 2004 total U.S. bedding manufacturers' sales were up 11.5% over the prior year second quarter, comprised of an increase in unit shipments and AUSP of 4.5% and 6.7%, respectively. We believe that our sales growth was less than the industry due to our relatively higher growth in prior periods as compared to the industry. Our second quarter of 2003 sales were up 18.3% over the second quarter of 2002, whereas the industry was up 1.3% over the same period.

      Our retail segment sales for the quarter ended June 26, 2004 decreased $4.2 million, or 17.9%, to $19.2 million from $23.4 million for the pro forma quarter ended June 28, 2003. Retail segment sales were negatively impacted by the sale of our Mattress Gallery retail operations on May 1, 2004. Mattress Gallery contributed $3.0 million of retail sales in the second quarter of 2004 prior to its sale as compared to $9.9 million of retail sales in the pro forma second quarter of 2003. On a comparable store basis, sales for our retail stores increased 21.7% for the second quarter of 2004 versus the pro forma second quarter of 2003. Retail segment same store sales benefited from an improved retail sales environment versus a year ago, market share gains and increased advertising.

         Cost of Products Sold. For the quarter ended June 26, 2004, cost of products sold, as a percentage of net sales, increased 2.3 percentage points to 54.6% from 52.3% for the pro forma quarter ended June 28, 2003. The increase in our cost of products sold resulted principally from inflation in prices for steel, foam and wood that were not passed on to our customers. Our wholesale segment gross margin for the remainder of 2004 may be negatively impacted by inflation in prices for steel, foam and wood and the start-up costs associated with our new manufacturing facilities.

      Our wholesale segment gross margin decreased 2.2 percentage points to 43.4% of wholesale segment net sales for the quarter ended June 26, 2004 from 45.6% for the pro forma quarter ended June 26, 2003. The decrease was principally due to a 1.9 percentage point increase in the cost of raw materials due to the inflation in prices for steel, foam and wood. Additionally, our wholesale segment cost of products sold include $1.5 million, or 0.8 percentage points of wholesale segment net sales, of start-up costs associated with the opening of our Hazleton, Pennsylvania and Waycross, Georgia manufacturing facilities. We anticipate incurring an additional $1.8 million of start-up costs, classified as a cost of product sold, at these facilities for the remainder of 2004.

      Our retail segment gross margin of 50.4% of retail net sales for the quarter ended June 26, 2004 was the same for the pro forma quarter ended June 28, 2003.

      Selling, General and Administrative Expenses. For the quarter ended June 26, 2004, selling, general and administrative expenses ("SG&A") as a percentage of net sales decreased 0.5 percentage points to 36.8% from 37.3% for the pro forma quarter ended June 28, 2003. The decrease in consolidated SG&A expense is primarily attributable to the sale of our Mattress Gallery retail operations, which resulted in reduced SG&A expenses of $3.5 million, or 1.7 percent of our net sales for the quarter ended June 26, 2004, compared to the pro forma quarter ended June 28, 2003.

      Our wholesale segment SG&A expenses as a percentage of wholesale segment net sales increased 0.3 percentage points to 34.1% for the quarter ended June 26, 2004 from 33.8% for the pro forma quarter ended June 28, 2003. The increase as a percentage of wholesale segment net sales from the pro forma second quarter of 2003 was principally attributable to increases in selling and marketing expenses of 0.8 percentage points and distribution costs of 0.6 percentage points, partially offset by a 1.2 percentage point reduction of co-operative advertising expenses. Distribution costs increased due to (i) the closing of the Jacksonville, Florida and Columbus, Ohio manufacturing facilities resulting in more miles driven to service customers and (ii) higher fuel costs. Co-operative advertising expenditures classified as a selling expense decreased due to less expenditures meeting the criteria of a selling expense in accordance with EITF 01-9 during the quarter compared to the same period of the prior year.

      Our retail segment SG&A, as a percentage of retail segment net sales, increased 0.6 percentage points to 53.4% for the quarter ended June 26, 2004 from 52.8% for the pro forma quarter ended June 28, 2003. This increase was primarily attributable to higher distribution costs as a result of higher fuel costs and the sale of our Mattress Gallery retail operations, which resulted in less retail sales to cover our fixed retail SG&A.

      Plant closure charges. For the quarter ended June 26, 2004, we incurred $0.8 million of plant closure charges related to the closing of our Columbus, Ohio manufacturing facility in April. The plant closure charges consisted of severance, retention, rent and costs to transfer equipment. We will continue to incur additional period costs, principally incremental distribution costs, for the remainder of 2004 as business is shifted between manufacturing facilities.

      Amortization of Intangibles. For the quarter ended June 26, 2004, amortization of intangibles decreased $2.4 million to a negative $1.2 million from $1.2 million for the pro forma quarter ended June 28, 2003. This decrease is attributable to the finalization of the valuation of our intangible assets relating to the Acquisition. As a result of the final valuation, a benefit of $1.2 million was recorded in the second quarter of 2004 to properly record amortization expense for the six months ended June 26, 2004. We anticipate that our amortization expense will be approximately $5.0 million in total for fiscal year 2004.

      Transaction Expenses. Transaction expenses for the pro forma second quarter of 2003 consisted of $0.1 million in costs incurred in connection with the acquisition of SC Holdings, Inc in February 2003.

      Licensing fees. For the quarter ended June 26, 2004, licensing fees decreased $0.3 million, or 11.7%, to $2.5 million from $2.8 million for the pro forma quarter ended June 28, 2003. Our decrease in licensing fees is attributable to a $0.7 million licensing receivable being written-off as a result of a licensee filing for bankruptcy during the second quarter of 2004.

      Interest Expense, Net. For the quarter ended June 26, 2004, interest expense, net of $10.9 million, or 5.4% of net sales, was the same as the interest expense, net for the pro forma quarter ended June 28, 2003.

      Income Taxes. The combined federal, state, and foreign effective income tax rate of 36.0% for the quarter ended June 26, 2004 differs from the federal statutory rate of 35.0% primarily due to a tax benefit realized as a result of a decrease in the tax rate at which deferred tax assets and liabilities were recorded in order to more properly reflect our overall state income tax effective rate, a reduction in our prior year net operating loss carryforwards and state income tax expense. The combined federal, state, and foreign effective income tax rate of 39.0% for the pro forma quarter ended June 28, 2003 differed from the federal statutory rate of 35.0% primarily due to state income tax expense and the tax effects of non-deductible interest costs.

      Net Income. For the reasons set forth above, our net income decreased $1.1 million, or 15.4%, to $6.0 million for the quarter ended June 26, 2004 compared to $7.9 million for the pro forma quarter ended June 28, 2003.

PRO FORMA SIX MONTHS ENDED JUNE 26, 2004 AS COMPARED TO PRO FORMA SIX MONTHS ENDED JUNE 28, 2003

      Net Sales. Net sales for the pro forma six months ended June 26, 2004 increased $39.2 million, or 10.2%, to $425.1 million from $385.9 million for the pro forma six months ended June 28, 2003.

      Wholesale bedding segment net sales increased $38.7 million, or 10.9%, to $394.8 million for the pro forma six months ended June 26, 2004 from $356.1 million for the pro forma six months ended June 28, 2003. For the first six months of 2004 and 2003, our wholesale bedding segment net sales reflect a reduction of $32.1 million and $27.4 million, respectively, for cash consideration paid to our customers for certain promotional programs and volume rebates in accordance with EITF 01-9. The wholesale bedding segment net sales increase was primarily due to an increase in both unit shipments and AUSP of 3.5% and 7.1%, respectively, compared to the first six months of 2003. Our improvement in AUSP was primarily attributable to a shift in our sales mix toward our higher priced Beautyrest(R) and BackCare(R) product lines. Our unit shipments growth resulted primarily from additional floor placements at new and existing customers and an improved retail sales environment compared to the prior year period.

      Our first six months 2004 wholesale bedding sales, exclusive of EITF 01-9 sales deductions, which is the methodology used by ISPA in estimating industry sales, were up 11.3% over the prior year first six months. In comparison, ISPA estimated that for the first six months of 2004 total U.S. bedding manufacturers' sales were up 13.9% over the prior year first six months, comprised of an increase in unit shipments and AUSP of 7.6% and 5.9%, respectively.

      Our retail segment sales for the pro forma six months ended June 26, 2004 decreased $1.3 million, or 2.9%, to $44.3 million from $45.7 million for the pro forma six months ended June 28, 2003. Retail segment sales were negatively impacted by the sale of our Mattress Gallery retail operations on May 1, 2004. Mattress Gallery contributed $12.9 million of retail sales for the pro forma six months ended June 26, 2004 prior to its sale compared to $18.1 million of retail sales for the pro forma six months ended June 28, 2003. On a comparable store basis, our retail store sales increased 16.8% for the first six months of 2004 compared to the prior year period. Retail segment sales benefited from an improved retail sales environment and increased advertising.

      Cost of Products Sold. For the pro forma six months ended June 26, 2004, cost of products sold, as a percentage of net sales increased 0.4 percentage points to 52.6% from 52.2% for the pro forma six months ended June 28, 2003. The increase in our cost of products sold resulted principally from inflation in prices for steel, foam and wood during the second quarter of 2004 that were not passed on to our customers.

     Our wholesale segment gross margin increased 0.1 percentage points to 45.5% for the pro forma six months ended June 26, 2004 from 45.4% for the pro forma six months ended June 28, 2003 due to better absorption of manufacturing fixed costs as a result of our unit volume growth and operating one less manufacturing facility in 2004 as a result of the closure of our Jacksonville, Florida plant in December 2003. Partially offsetting this improvement, our wholesale segment raw material costs, as a percentage of wholesale segment net sales, increased
0.8 percentage points, due to material price increases not passed along to our customers. Our wholesale segment cost of products sold include $3.2 million, or
0.8 percentage points, of plant start-up costs associated with the opening of our Hazleton, Pennsylvania and Waycross, Georgia manufacturing facilities. We anticipate incurring an additional $1.8 million of start-up costs, recorded as a cost of product sold, at these facilities for the remainder of 2004.

      Our retail segment gross margin decreased 0.4 percentage points to 50.3% for the pro forma six months ended June 26, 2004 from 50.7% for the pro forma six months ended June 28, 2003. Our retail gross margins decreased primarily due to the sale of a greater number of floor samples at a discount in connection with the change-out of product lines in 2004 compared to 2003.

      Selling, General and Administrative Expenses. For the pro forma six months ended June 26, 2004, SG&A as a percentage of net sales decreased 0.2 percentage points, to 36.7% from 36.9% for the pro forma six months ended June 28, 2003. The decrease in consolidated SG&A expense is primarily attributable to the sale of our Mattress Gallery retail operations, which resulted in lower SG&A expenses of $3.9 million, or 0.9 percent of our net sales for the pro forma six months ended June 26, 2004, compared to the pro forma six months ended June 28, 2003.

      Our wholesale segment SG&A as a percentage of wholesale segment net sales increased 0.6 percentage points to 33.8% for the pro forma six months ended June 26, 2004 from 33.2% for the pro forma six months ended June 28, 2003. The increase was principally attributable to increases in co-operative advertising expenses of 0.8 percentage points and distribution costs of 0.4 percentage points, partially offset by a 0.5 percentage point reduction of administrative costs. Co-operative advertising expenditures classified as a selling expense increased due to more expenditures meeting the criteria of a selling expense in accordance with EITF 01-9 during the six months ended June 26, 2004 compared to the same period of the prior year. Distribution costs increased versus prior year due to (i) the closing of our Jacksonville, Florida and Columbus, Ohio manufacturing facilities in December 2003 and April 2004, respectively, while new facilities in Hazleton, Pennsylvania and Waycross, Georgia were starting-up, resulted in more miles driven to service customers and (ii) higher average fuel costs. Our administrative costs decreased due to having a national leadership meeting in the first quarter of 2003 that did not reoccur in 2004.

      Our retail segment SG&A as a percentage of retail segment net sales decreased 1.5 percentage points to 51.5% for the pro forma six months ended June 26, 2004 from 53.0% for the pro forma six months ended June 28, 2003. This decrease was primarily attributable to the sale of our Mattress Gallery retail operations in May 2004.

      Plant closure charges. For the six months ended June 26, 2004, we incurred $0.8 million of plant closure charges related to the closing of our Columbus, Ohio manufacturing facility in April. The plant closure charges consisted of severance, retention, rent and costs to transfer equipment. We will continue to incur additional period costs, principally incremental distribution costs, for the remainder of 2004 as business is shifted between manufacturing facilities.

      Amortization of Intangibles. For the pro forma six months ended June 26, 2004, amortization of intangibles of $2.4 million was the same amount as for the pro forma six months ended June 28, 2003. We anticipate that our amortization expense will be approximately $5.0 million for fiscal year 2004.

      Transaction Expenses. Transaction expenses for the first six months of 2003 consisted of $0.8 million in costs incurred in connection with the acquisition of SC Holdings, Inc. in February 2003.

      Licensing fees. For the pro forma six months ended June 26, 2004, licensing fees decreased $0.4 million, or 6.7%, to $5.1 million from $5.5 million for the pro forma six months ended June 28, 2003. Our decrease in licensing fees is attributable to a $0.7 million licensing receivable being written-off as a result of a licensee filing for bankruptcy during the second quarter of 2004.

      Interest Expense, Net. For the pro forma six months ended June 26, 2004, interest expense, net of $22.0 million, or 5.2% of net sales, was the same as the interest expense, net for the pro forma six months ended June 28, 2003.

      Income Taxes. The combined federal, state, and foreign effective income tax rate of 36.0% for the pro forma six months ended June 26, 2004 differs from the federal statutory rate of 35.0% primarily due to a tax benefit realized as a result of a decrease in the tax rate at which deferred tax assets and liabilities were recorded in order to more properly reflect our overall state income tax effective rate, a reduction in our prior year net operating loss carryforwards and state income tax expense. The combined federal, state, and foreign effective income tax rate of 39.8% for the pro forma six months ended June 28, 2003 differed from the federal statutory rate of 35.0% primarily due to state income tax expense and the tax effects of non-deductible interest costs.

      Net Income. For the reasons set forth above, our net income increased $2.7 million, or 20.7%, to $16.0 million for the pro forma six months ended June 26, 2004 compared to $13.3 million for the pro forma six months ended June 28, 2003.

LIQUIDITY AND CAPITAL RESOURCES

      Our principal sources of cash to fund liquidity needs are (i) cash provided by operating activities and (ii) borrowings available under our Senior Credit Facility. Our primary use of funds consists of payments of principal and interest for our debt, capital expenditures, acquisitions, and funding for working capital increases. Barring any unexpected significant external or internal developments, we expect current cash balances on hand, cash provided by operating activities and borrowings available under our Senior Credit Facility to be sufficient to meet our short-term and long-term liquidity needs.

      In the first six months of 2004, our net debt, total debt less cash, decreased by $38.4 million to $728.2 million and our capital expenditures were $6.7 million. We expect to spend approximately $18 million on capital expenditures in fiscal year 2004. We believe that annual capital expenditure limitations in our Senior Credit Facility will not significantly inhibit us from meeting our ongoing capital expenditure needs.

      As of June 26, 2004, we had availability to borrow $64.5 million under our Revolving Loan Facility after giving effect to $10.5 million that was reserved for our reimbursement obligations with respect to outstanding letters of credit. The weighted average interest rates per annum in effect as of June 26, 2004 for the Tranche B Term Loan and Senior Unsecured Term Loan were 4.13% and 5.13%, respectively.

      On April 12, 2004, we repurchased the remaining 10.25% Series B Senior Subordinated

Notes ("Old Notes") outstanding at 105.125% of the principal amount thereof for a total payment of $5.3 million.

      We sold the stock of our Mattress Gallery subsidiary, which was considered an asset held for sale as of December 27, 2003, on May 1, 2004 to PCM for cash proceeds of $6.5 million plus the cancellation of all intercompany debts, excluding current trade payables owed to Simmons Bedding Company. In connection with the sale, we entered into a five-year supply agreement with PCM. Following the sale, we continue to guarantee approximately $3.0 million of Mattress Gallery's obligations under certain store and warehouse leases that expire over various periods through 2010.

      Our cash flows from operations for the first six months increased $33.5 million to a source of $39.1 million for the first six months of 2004 from a source of $5.6 million for the first six months of 2003. Our working capital improved $6.5 million during the first six months due principally to the selling of inventory that was written-up to fair market value as part of the allocation of the Acquisition purchase price. Our June 26, 2004 working capital and cash flow from operations for the first six months of 2004 were also impacted by (i) a decrease in our wholesale segment accounts receivable days sales outstanding to 38 in the second quarter of 2004 from 46 in the second quarter of 2003; (ii) wholesale segment accounts payable days grew to 36 in the second quarter of 2004 from 46 in the second quarter of 2003; and (iii) inventory turns slowed to 16 in the second quarter of 2004 from 18 in the second quarter of 2003.

      Our long-term obligations contain various financial tests and covenants. We were in compliance with such covenants as of the quarter ended June 26, 2004. The most restrictive covenants relate to ratios of Adjusted EBITDA to interest coverage (interest coverage ratio), total debt to Adjusted EBITDA (total leverage ratio), and maximum capital expenditures all as defined in the Senior Credit Facility. The minimum interest coverage and maximum leverage ratios are computed based on our results for the last twelve months ended. More specifically, the Senior Credit Facility's covenant require:

      - a minimum interest coverage ratio, with compliance levels ranging from an interest coverage of no less than 2.25:1:00 from March 31, 2004 through December 31, 2004; 2.30:1.00 from March 31, 2005 through December 31, 2005; 2.40:1.00 from March 31, 2006 to December 31, 2006; 2.55:1.00 from March 31, 2007 through December 31, 2007;
            2.75:1.00 from March 31, 2008 through December 31, 2008; and 3.00:1.00 as of March 31, 2009 and each fiscal quarter ending thereafter.

      - A maximum total leverage ratio, with compliance levels ranging from total leverage of no greater than 6.85:1.00 from March 31, 2004 through December 31, 2004; 6.50:1.00 from March 31, 2005 through December 31, 2005; 6.00:1.00 as of March 31, 2006 and June 30, 2006;
            5.75:1.00 as of September 30, 2006 and December 31, 2006; 5.00:1.00
            from March 31, 2007 through December 31, 2007; 4.50:1.00 from March 31, 2008 through December 31, 2008; and 4.00:1.00 as of March 31, 2009 and each fiscal quarter ending thereafter.

      - a maximum capital expenditure limitation of $20.0 million per fiscal year, with the ability to rollforward to future years unused amounts for the previous fiscal year, and also subject to adjustments for certain acquisitions and other events.

      We expect to meet such covenants in 2004. Adjusted EBITDA (as defined in the Senior Credit Facility) differs from the term "EBITDA" as it is commonly used. In addition to adjusting net income to exclude interest expense, income taxes, depreciation and amortization, Adjusted EBITDA also adjusts net income by excluding items or expenses not typically excluded in the calculation of "EBITDA" such as management fees; ESOP expenses; the aggregate amount of the fees, costs and cash expenses paid by the Company in connection with the consummation of the Acquisition (including without limitation, bonus and option payments); other non-cash items reducing consolidated net income (including, without limitation, non-cash purchase accounting adjustments and debt extinguishment costs); the cure amount, if any, received by Simmons in respect of that period; any extraordinary, unusual or non-recurring gains or losses or charges or credits; and any reasonable expenses or charges related to any issuance of securities, investments permitted, permitted acquisitions, recapitalizations, asset sales permitted or indebtedness permitted to be incurred, less other non-cash items increasing consolidated net income, all of the foregoing as determined on a consolidated basis for the Company in conformity with GAAP. Adjusted EBITDA is presented herein because it is a material component of the covenants contained within the aforementioned credit agreements. Non-compliance with such covenants could result in the requirement to immediately repay all amounts outstanding under such agreements which could have a material adverse effect on our results of operations, financial position and cash flow. While the determination of "unusual and nonrecurring losses" is subject to interpretation and requires judgment, we believe the Adjusted EBITDA presented below is in accordance with the Senior Credit Facility. Adjusted EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

      The following is a calculation of our minimum interest coverage and maximum leverage ratios under the Senior Credit Facility as of June 26, 2004 (amounts In thousands, except ratios). The terms and related calculations are defined in the Senior Credit Facility.

                                                         June 26,
                                                           2004
                                                         --------
Calculation of Minimum Cash Interest Coverage Ratio:
Twelve months ended Adjusted EBITDA(1)                  $ 131,229
                                                        =========
Consolidated cash interest expense(2)                   $  42,296
                                                        =========
Actual interest coverage ratio(3)                           3.10x
Minimum Permitted Interest Coverage Ratio                   2.25x
Calculation of Maximum Leverage Ratio:
Consolidated indebtedness                               $ 752,575
Less: Cash and cash equivalents                           (24,377)
                                                        ---------
  Net debt                                              $ 728,199
                                                        =========
Adjusted EBITDA(1)                                      $ 131,229
                                                        =========
Actual Leverage Ratio(4)                                    5.55x
Maximum Permitted Leverage Ratio                            6.85x

(1) Adjusted EBITDA for the twelve months ended June 26, 2004 adds back to net income the following items: income taxes, interest expense, depreciation and amortization, variable stock compensation expense, transaction related expenditures, plant opening and closing charges, certain litigation and insurance charges relating to previous periods, retail segment charges relating to previous periods, management fees, and other non-recurring/non-cash charges as permitted under our Senior Credit Facility.

(2) Consolidated cash interest expense, as defined in the Senior Credit Facility, for the period ended June 26, 2004, as follows (In thousands):

Interest expense, net                         $21,981
Interest income                                    75
                                              -------
Gross interest expense                         22,056
Less: Non-cash interest expense                   908
                                              -------
                                               21,148
                                                  X 2
                                              -------
Consolidated cash interest expense            $42,296
                                              =======

(3)   Represents ratio of Adjusted EBITDA to consolidated cash interest expense.

(4) Represents ratio of consolidated indebtedness less cash and cash equivalents to Adjusted EBITDA.

SEASONALITY/OTHER

      For the past several years, there has not been significant seasonality to our wholesale bedding business. Our retail bedding business, which accounted for $44.3 million, or 10.4%, of our consolidated net sales for the first six months of 2004, has historically experienced, and we expect will continue to experience, seasonal and quarterly fluctuations in net sales, operating income and Adjusted EBITDA. As is the case with many bedding retailers, our retail business is subject to seasonal influences, typically characterized by higher sales for the months of May through September, which impacts our second and third quarter results.

MARKET RISK

      The principal market risks to which we are exposed that may adversely affect our results of operations and financial position include changes in future commodity prices and interest rates. We seek to minimize or manage these market risks through normal operating and financing activities and through the use of interest rate cap agreements, where practicable. We do not trade or use instruments with the objective of earning financial gains on the interest rate fluctuations, nor do we use instruments where there are not underlying exposures.

INTEREST RATE RISK

      We are exposed to market risk from changes in interest rates. In order to address this risk, the Senior Credit Facility requires us to adopt interest rate protection measures on our variable rate indebtedness such that 50% of our consolidated funded indebtedness is either fixed or protected.

      In order to address interest rate risk, we have developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. On January 26, 2004, we elected to set the interest rate at the twelve-month Eurodollar Rate for approximately $325.0 million of the Tranche B Term Loan and the $140.0 million Senior Unsecured Term Loan, which fixed the Eurodollar Rate at 1.375% through January 26, 2005 for approximately 86% of our floating rate debt outstanding as of June 26, 2004. Additionally, to further address interest rate risk, we entered into an interest rate cap agreement on February 11, 2004 for a notional amount of $170.0 million, which capped the Eurodollar Rate, plus applicable margin, at 5.0% for the period of January 26, 2005 through January 26, 2006.

      All other factors remaining unchanged, a hypothetical 10% increase or decrease in interest rates for one year on our variable rate financial instruments would not have a material impact on earnings during 2004, but would result in an additional $2.4 million of interest expense in 2005.

COMMODITY PRICE RISK

      The major raw materials that we purchase for production are wire, spring components, lumber, cotton, insulator pads, innersprings, fabrics and roll goods consisting of foam, fiber, ticking and non-wovens. The price and availability of these raw materials are subject to market conditions affecting supply and demand. In particular, many of our goods can be impacted by fluctuations in petrochemical and steel prices. We currently do not have a hedging program in place to manage fluctuations in commodity prices.

ACCOUNTING PRONOUNCEMENTS

      There were no new accounting pronouncements that had an impact on the Company's consolidated financial statements.

FORWARD LOOKING STATEMENTS

Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects," "intends," "projects" and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operating results, including expected benefits from our Better Sleep Through Science(R) philosophy. Any forward-looking statements contained in this report represent our management's current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

      -     the level of competition in the bedding industry;

      -     legal and regulatory requirements;

      -     the success of new products;

      -     our relationships with our major suppliers;

      -     fluctuations in costs of raw materials;

      -     our relationship with significant customers and licensees;

      -     our labor relations;

      -     departure of key personnel;

      -     encroachments on our intellectual property;

      -     product liability claims;

      - the timing, cost and success of opening new manufacturing facilities;

      -     our level of indebtedness;

      -     interest rate risks;

      -     future acquisitions;

      -     an increase in return rates; and

      - other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"), including the Form 10-K for 2003 and the Form 10-Q for the first quarter of 2004.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q. Except as may be required by law, we undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

      31.1 Chief Executive Officer Certification of the Type Described in Rule 13a - 14(a) and Rule 15d - 14(a)

      31.2 Chief Financial Officer Certification of the Type Described in Rule 13a - 14(a) and Rule 15d - 14(a)

      32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350 (furnished herewith)

      32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350 (furnished herewith)

      (b)   Reports on Form 8-K

            On May 13, 2004, the Company filed with the Commission a Form 8-K which reported under Item 12 the Press Release dated May 11, 2004 announcing the results of operations for the first quarter of 2004.

            On May 14, 2004, the Company filed with the Commission a Form 8-K which reported under Item 5 the Press Release dated May 14, 2004 announcing the Company's indirect parent, Simmons Company, intention of pursuing an initial public offering of its common stock.

            On June 8, 2004, the Company filed with the Commission a Form 8-K which reported under Item 5 the Press Release dated June 8, 2004 announcing the Company's indirect parent, Simmons Company, filed a registration statement for an initial public offering of its common stock.

            On June 14, 2004, the Company filed with the Commission a Form 8-K which reported under Item 5 the Company's indirect parent, Simmons Company, terminated its deferred compensation plan by issuing 197,998 shares of Class A common stock in exchange for deemed Class A shares of common stock held by participants in its deferred compensation plan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Simmons Bedding Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                             SIMMONS BEDDING COMPANY

By:                     /s/ William S. Creekmuir
                       ----------------------------------------------
                            William S. Creekmuir
                       Executive Vice President & Chief Financial Officer

Date:   August 10, 2004