Form 10-Q/A
period 2004-06-26
SIMMONS BEDDING CO
filed 2004-08-26
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 26, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

      Commission file number 333-113861


                             SIMMONS BEDDING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      13-3875743
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


One Concourse Parkway, Suite 800, Atlanta, Georgia                    30328-6188
--------------------------------------------------                    ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code  (770) 512-7700

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

EXPLANATORY NOTE:

This Amendment No. 1 to the quarterly report on Form 10-Q for the period ended June 26, 2004, is being filed solely for the purpose of furnishing revised Exhibits 32.1 and 32.2.

Part II -- Other Information

Item 6. Exhibits

        (a) Exhibits

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



                                    SIMMONS BEDDING COMPANY


                                    By: /s/ William S. Creekmuir
                                       -----------------------------------
                                       William S. Creekmuir
                                       Executive Vice President & Chief
                                       Financial Officer

                                    Date: August 26, 2004