Form 10-Q/A
period 2004-06-26
SIMMONS BEDDING CO
filed 2004-09-01
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Amendment No. 2
                                       To

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

Explanatory Note:

This Amendment No. 2 to the quarterly report on Form 10-Q for the period ended June 26, 2004 is being filed solely for the purpose of furnishing Exhibits 32.1 and 32.2.

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

Date:   September 1, 2004