Form 10-K/A
period 2003-12-27
SIMMONS BEDDING CO
filed 2004-11-08
CIK 1014022

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 27, 2003

                        COMMISSION FILE NUMBER 333-76723

                            SIMMONS BEDDING COMPANY
                      (formerly known as Simmons Company)
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

================================================================================

Explanatory Note:

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 27, 2003 is being filed to update the Form 10-K for comments received from the Securities and Exchange Commission related to our Form S-4 filings.

         Effective July 14, 2004, our indirect parent, THL Bedding Holding Company, changed its name to Simmons Company and we changed our name from Simmons Company to Simmons Bedding Company.

         As used within this report, the terms "Company," "we," "our," and "us" refers to Simmons Bedding Company, a Delaware corporation, and its subsidiaries.

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

         Founded in 1870, Simmons Bedding Company is a leading manufacturer and distributor of branded bedding products in the United States and a world leader in Pocketed Coil(R) innerspring technology. We sell a broad range of mattresses and foundations under our well-recognized brand names, including Simmons(R), Beautyrest(R), BackCare(R) and Deep Sleep(R). In 2002, we added to our product line-up with the introduction of BackCare Kids(R) mattresses, LivingRight(TM) adjustable foundations, and a broader assortment of products to serve the premium bedding segments. Sales of conventional bedding, which include fully-assembled mattresses and foundations, account for substantially all of our sales.

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

RECENT HISTORY OF THE COMPANY

         In November 2003, THL Bedding Company acquired Simmons Holdings, Inc. for approximately $1.115 billion. Concurrently with the closing of this transaction, each of THL Bedding Company and Simmons Company merged with and into Simmons Holdings with Simmons Holdings continuing as the surviving corporation. Simmons Holdings was renamed Simmons Company and later renamed Simmons Bedding Company. We refer to the acquisition and mergers, together with the related acquisitions of voting securities of THL Bedding Holding Company, as the "Acquisition." As a result of the Acquisition, Thomas H. Lee Equity Fund V, L.P. and its affiliates ("THL") currently hold approximately 76% of the voting stock of THL Bedding Holding Company. In connection with the stock purchase and the mergers, Fenway acquired 9.0% of voting stock of THL Holding and the Company's management and directors acquired 15.2% of the voting stock of THL Holding, after giving effect to restricted stock issued to management under THL Holding's equity incentive plan.

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

INDUSTRY

         We compete in the U.S. wholesale bedding industry, which generated sales of approximately $5.0 billion in 2003, according to ISPA. While there are approximately 700 bedding manufacturers in the United States, four companies, Simmons, Sealy, Serta and Spring Air accounted for approximately 59% of the bedding industry's wholesale revenues for 2003, according to Furniture/Today, an industry publication. The remainder of the domestic conventional bedding market primarily consists of hundreds of smaller independent local and regional manufacturers. We are one of only two bedding industry companies that have national, in house manufacturing capabilities. We believe that there are advantages to operating nationally, including the ability to better service multi-state accounts, maintain more consistent quality of products and better leverage research and development activities.

         The U.S. bedding industry is characterized by growing unit demand, rising AUSPs and stability in various economic environments. Annual growth of total bedding industry sales has averaged approximately 5.9% over the last twenty years. During this period, there has been just one year in which industry revenues declined (0.3% in 2001). This stability and resistance to economic downturns is due largely to replacement purchases, which account for approximately 80% of bedding industry sales. In addition, high shipping costs and the short lead times demanded by mattress retailers have limited Asian imports to less than 3% of the U.S. market according to the International Trade Association.

         We believe that current and projected demographic trends are favorable for the bedding industry and, in particular, for the premium segment of the market on which we focus. According to ISPA, 20% of the 21.5 million mattress units sold in the U.S. in 2002 were sold at retail price points greater than $1,000, up 32% from the year before. The factors contributing to growth in the premium segments include:

         - the greater relative profitability that higher-end products provide to our retail customers;

         - the rapid growth in the 45-64 year old segment of the population, a group that tends to have more discretionary income and purchases a disproportionate share of bedding products relative to the general population;

         - the growing number and size of bedrooms in homes in the last twenty years; and

         - the increasing consumer awareness of the health benefits of sleep.

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

PRODUCTS

         We provide our retail customers with a full range of mattress products that are targeted to cover a breadth of marketplace price points ($199 to $8,999 per queen set) and offer consumers better sleep quality benefits related to common causes of poor sleep. Our focus on the sleep quality benefits of our products differs from the majority of the industry in our employment of differentiated product constructions designed to address specific consumer sleep needs and marketing programs that promote these better sleep benefits, instead of the traditional comfort and price feature selling.

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

         Beautyrest(R), our flagship premium product, has been our primary brand since we introduced it in 1925 and is expected to continue generating the majority of our sales. In October 2003, we introduced the new Beautyrest(R) 2004 line, which continues to offer the Pocketed Coil(R) technology and also offers new features, including the new Pocketed Cable Coil(TM) technology. We began shipping this line in December 2003. Mattresses featuring the Pocketed Cable Coil(TM) technology target retail price points at or above $1,299 per queen set. Beautyrest(R) is sold primarily through furniture stores, mattress specialty stores and department stores. All Beautyrest(R) retail floor samples display "Corner Streamer" labels that allow consumers to choose the benefit package most appealing to them, to compare mattress features with that of competitive products, and to compare the motion separation benefit to other Beautyrest(R) models.

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

         BackCare(R), our second flagship brand, was introduced in 1995 and redesigned in late 2002 with advanced "gradient support" benefits and with our patented "no flip" design. BackCare(R) gradient support, with varying levels of firmness for different zones of the sleeping body, features a zoned coil unit, titanium re-enforced lumbar support and new zoned foams that work together to offer support that mirrors the natural s-shape of the human spine. BackCare Advanced(TM) offers the BackCare(R) gradient support in a series of unique constructions featuring foam core constructions in conjunction with contour memory foam and contour natural foam. It also features an allergy care fiber which is an environmentally-secure way of helping to reduce indoor allergens in the mattress that can cause allergic reactions, including asthma.

         BackCare Kids(R) was introduced in 2002 specifically for the unique sleep needs of children. BackCare Kids(R) offers three benefits, an allergy care fiber to help reduce allergens in the bed that can cause allergic reactions, a Moisture Ban(TM) liquid repellant, and a RiteHeight(TM) option for bunk beds, trundle beds and day beds that are designed for a lower height mattress.

         Deep Sleep(R) was introduced in 2001 and redesigned in 2002. The Deep Sleep(R) product line is targeted at the traditional under $500 queen price points. This product line offers comfort, durability and value, utilizing a unique product construction in comparison to competitive open coil units, offering benefits not available from traditional open coil mattresses.

         Olympic(R) Queen, the first new size in mattresses distributed on a national basis since we began distributing king and queen sizes nationally in 1958, was introduced in 2001. The Olympic(R) Queen offers consumers 10% more sleeping surface than a traditional queen, without requiring the replacement of the traditional queen frame with a wider frame. This patent-pending product, which is available in our Beautyrest(R), BackCare(R) and Deep Sleep(R) lines, is targeted at queen size mattress owners who would prefer a wider mattress, but are unwilling to purchase a larger bed because of their existing queen bed frame or the size of their bedroom. We offer specially designed Egyptian cotton Olympic(R) Queen sheets for our Olympic(R) Queen mattresses which are sold by our retailers and through our internet website, www.simmons.com.

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

         In 2003, we also launched a number of products in the premium segments. We introduced the new sang(TM) product line, our entry into visco-elastic sleep systems, with retail price points ranging from $1,899 to $2,499 for queen sets. Through our Windsor Bedding subsidiary, we launched several high-end luxury mattress lines, currently under the names Columbia Fine Bedding(TM) and Slumberland(R), with retail price points ranging from $2,899 to $8,999 for queen sets.

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

         We also distribute branded products on a contract sales basis directly to institutional users of bedding products such as the hospitality industry and certain agencies of the U.S. government. Major commercial accounts include Starwood Hotels & Resorts Worldwide, Inc. ("Starwood") La Quinta Inns, Inc., and Best Western International, Inc. In 1999, Starwood selected our Beautyrest(R) mattress as the product for their Heavenly Bed(R) program, a luxury hotel room program targeted at their preferred customer club members.

Our ten largest customers accounted for 29.8% of our product shipments for the year ended December 27, 2003. No one customer represented more than 4.2% of product shipments for the year ended December 27, 2003.

SALES, MARKETING AND ADVERTISING

         Our products are sold by approximately 220 local field sales representatives, backed by sales management at each of our manufacturing facilities, as well as national account representatives that give direction and support for sales to national accounts. This selling infrastructure provides retailers with coordinated national marketing campaigns, as well as local support tailored to the competitive environments of each individual market. Additionally, we use 35 independent sales representatives, principally in the area of contract sales.

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

MANUFACTURING AND FACILITIES

         We currently operate 18 bedding manufacturing facilities in 16 states and Puerto Rico. We are in the process of closing our Columbus, Ohio plant and we anticipate opening a new plant in July 2004. We manufacture most conventional bedding to order and use "just-in-time" inventory techniques in our manufacturing processes to more efficiently serve our customers' needs and to minimize our inventory carrying costs. We generally schedule, produce and ship over 75% of our bedding orders within five business days of receipt of the order. This rapid delivery capability allows us to minimize our inventory of finished products and better satisfy customer demand for prompt shipments.

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

EMPLOYEES

         As of December 27, 2003, we had approximately 3,200 full-time employees. Approximately 1,000 of these were represented by labor unions. Employees at eight of our eighteen manufacturing facilities were represented by various labor unions with separate collective bargaining agreements. Collective bargaining agreements typically are negotiated for two- to four-year terms. Most of our union contracts expire in 2004 or 2005. Employees of our new manufacturing plant under construction will not be represented by a labor union.

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

REGULATORY MATTERS

         As a manufacturer of bedding and related products, we use and dispose of a number of substances, such as glue, lubricating oil, solvents, and other petroleum products, that may subject us to regulation under numerous federal and state statutes governing the environment. Among other statutes, we are subject to the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act, the Clean Air Act and related state statutes and regulations. We have made and will continue to make capital and other expenditures to comply with environmental requirements. We also have incurred and will continue to incur costs related to certain remediation activities. Under various environmental laws, we may be held liable for the costs of remediating releases of hazardous substances at any properties currently or previously owned or operated by us or at any site to which we sent hazardous substances for disposal. We are currently addressing the clean-up of environmental contamination at and in the vicinity of our former facility in Jacksonville, Florida, and have submitted a final remediation plan for our former facility in Linden/Elizabeth, New Jersey. While the current estimate of such liabilities is not material to our operations, future liability for such matters is difficult to predict.

         We have a reserve based upon our best estimate to reflect our potential liability for environmental matters. Because of the uncertainties associated with environmental remediation, the costs incurred with respect to the potential liabilities could exceed our recorded reserves.

         Our conventional bedding and other product lines are subject to various federal and state laws and regulations relating to flammability, sanitation and other standards. We believe that we are in material compliance with all such laws and regulations.

         The state of California adopted new flame retardant regulations related to manufactured mattresses and foundations which will be effective January 1, 2005. These regulations could be preempted by the U.S. Consumer Product Safety Commission, which is also considering new rules related to open flame resistance standards. Other jurisdictions are also considering similar standards. These regulations, or any new regulations adopted nationally or elsewhere, may adversely affect our manufacturing processes and material costs. We have developed product solutions that are intended to enable us to meet the regulations.

FORWARD LOOKING STATEMENTS

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-K/A, the words "believes," "anticipates," "expects," "intends," "projects" and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operating results, including expected benefits from our Better Sleep Through Science(R) philosophy. Any forward-looking statements contained in this report represent our management's current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

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

      -     our level of indebtedness;

      -     interest rate risks;

      -     future acquisitions;

      -     an increase in return rates; and

      - other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"), including the Form 10-K for 2002 and the Form 10-Qs for the first, second and third quarters of 2003.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Annual Report on Form 10-K and are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K. Except as may be required by law, we undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

ITEM 2.  PROPERTIES.

Our corporate offices are located in approximately 49,000 square feet of leased office space at One Concourse Parkway, Atlanta, Georgia 30328. The following table sets forth selected information regarding manufacturing and other facilities we operated as of December 27, 2003:

                                                              DATE          YEAR OF LEASE       SQUARE
LOCATION                                                     OCCUPIED         EXPIRATION        FOOTAGE
--------                                                     --------         ----------        -------
Manufacturing facilities:
Mableton, Georgia (Atlanta)...............................       1992               2007        148,300
Charlotte, North Carolina.................................       1993               2010        174,960
Grove City, Ohio (Columbus) (1)...........................       1987               2004        190,000
Coppell, Texas (Dallas)...................................       1998               2008        140,981
Aurora, Colorado (Denver).................................       1998               2008        129,000
Fredericksburg, Virginia..................................       1994               2009        128,500
Honolulu, Hawaii..........................................       1993               2008         63,280
Jacksonville, Florida(2) .................................       1973               2004        205,729
Janesville, Wisconsin.....................................       1982              Owned        290,190
Shawnee Mission, Kansas (Kansas City).....................       1997              Owned        130,000
Compton, California (Los Angeles).........................       1974               2005        222,000
Tolleson, Arizona (Phoenix)...............................       1997               2007        103,408
Piscataway, New Jersey....................................       1988               2004        264,908
Salt Lake City, Utah......................................       1998               2008         77,500
San Leandro, California...................................       1992               2007        250,600
Sumner, Washington (Seattle)..............................       2003               2014        235,000
Agawam, Massachusetts (Springfield).......................       1993               2006        125,000
Trujillo Alto, Puerto Rico................................       1998              Owned         50,000
                                                                                              ---------
  Subtotal................................................                                    2,929,356

Other facilities in Atlanta, Georgia:
Corporate Headquarters....................................       2000               2011         49,045
SITE (Norcross, Georgia)..................................       1995               2005         38,000
SITE Showroom (Norcross, Georgia).........................       2002               2005          4,534
Gwinnett Storage..........................................       2002               2005          6,660


-----------

(1) Plant scheduled to cease operations in April 2004. Current lease expires in July 2004. One new plant opened in March 2004 and a second plant is scheduled to open in July 2004.

(2)      Plant ceased operations in December 2003. Lease expired in January
         2004.

         Management believes that our facilities, taken as a whole, have adequate productive capacity and sufficient manufacturing equipment to conduct business at levels exceeding current demand.

         In addition, as of December 27, 2003, we operated 17 retail outlet stores through our World of Sleep Outlets, LLC subsidiary and 56 retail mattress stores in the aggregate and an office/warehouse through our Gallery Corp. subsidiary, and 47 retail mattress stores and two additional office/warehouses through our SC Holdings, Inc. subsidiary.

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

         The proceeds of the transaction set forth above were used to repay all outstanding amounts under Simmons Bedding Company's Senior Credit Facility and the termination of all commitments under that facility, the consummation of a tender offer and consent solicitation initiated by THL Bedding Company on November 18, 2003 for the $150.0 million aggregate principal amount outstanding of Simmons Company's 10.25% Senior Subordinated Notes due 2009, the repayment of all outstanding indebtedness of Simmons Holdings, Inc. including $22.9 million of 17.5% Junior Subordinated Payment-In-Kind Notes due October 29, 2011 and $4.7 million of debt owed to former stockholders of Simmons Holdings, Inc.

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

ITEM 6. SELECTED FINANCIAL DATA.


        SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER OPERATING DATA

         Set forth below is selected historical consolidated financial and other operating data for Simmons Bedding Company. We derived our historical Statement of Operations and Balance Sheet data for 1999, 2000, 2001, 2002 and 2003 from our consolidated financial statements. The Company's capital structure changed significantly as a result of the December 19, 2003 acquisition and the concurrent and subsequent refinancing of debt. Due to required purchase accounting adjustments relating to the Transactions the consolidated financial and other data for the period subsequent to the acquisition (the "Successor" period) is not comparable to such data for the periods prior to the acquisition (the "Predecessor" periods). The accompanying selected historical consolidated financial and other operating data contain all adjustments that, in the opinion of management, are necessary to present fairly the financial position of Simmons for the periods presented. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and related notes and other financial information appearing elsewhere herein.

                                                       PREDECESSOR
                            ---------------------------------------------------------------------     |        SUCCESSOR
                             FOR THE      FOR THE      FOR THE      FOR THE                           |     ----------------
                               YEAR         YEAR         YEAR         YEAR         PERIOD FROM        |       PERIOD FROM
                              ENDED        ENDED        ENDED        ENDED        DEC. 29, 2002       |      DEC. 20, 2003
                             DEC. 25,     DEC. 30,     DEC. 29,     DEC. 28,     THROUGH DEC. 19,     |     THROUGH DEC. 27,
                               1999         2000         2001         2002             2003           |           2003
                            ----------   ----------   ----------   ----------    ----------------     |     ----------------
                            (52 WEEKS)   (53 WEEKS)   (52 WEEKS)   (52 WEEKS)                         |
                                                         (DOLLARS IN THOUSANDS)                       |
                                                                                                      |
STATEMENT OF OPERATIONS                                                                               |
  DATA:                                                                                               |
Net sales.................   $550,062     $699,741     $655,209     $708,595        $ 797,616         |       $    8,717
Cost of products sold.....    348,920      414,102      379,131      369,617          410,081         |            7,596
                             --------     --------     --------     --------        ---------         |       ----------
  Gross profit............    201,142      285,639      276,078      338,978          387,535         |            1,121
Operating expenses:                                                                                   |
Selling, general and                                                                                  |
  administrative                                                                                      |
  expenses(1).............    168,205      259,795      241,800      284,164          373,040         |            4,442
Amortization of                                                                                       |
  intangibles.............      7,628       10,530       11,414        1,246              306         |              311
Licensing fees............     (7,717)      (8,437)      (9,501)      (9,002)         (10,361)        |             (276)
Other(2)..................      7,169        7,117       10,698       20,285           22,399         |               --
                             --------     --------     --------     --------        ---------         |       ----------
  Operating income (loss).     25,857       16,634       21,667       42,285            2,151         |           (3,356)
Interest expense, net(3)..     38,220       39,989       39,450       32,000           45,092         |            4,661
  Income (loss) before                                                                                |
     income taxes and                                                                                 |
     minority interest....    (12,363)     (23,355)     (17,783)      10,285          (42,941)        |           (8,017)
Income tax expense                                                                                    |
  (benefit)...............     (1,673)      (4,813)      (7,676)      12,005           (8,845)        |             (827)
Minority interest in                                                                                  |
  loss....................         --         (421)        (470)      (1,109)              --         |               --
                             --------     --------     --------     --------        ---------         |       ----------
  Net income (loss).......   $(10,690)    $(18,121)    $ (9,637)    $   (611)       $ (34,096)        |       $   (7,190)
                             ========     ========     ========     ========        =========         |       ==========
                                                                                                      |
BALANCE SHEET DATA:                                                                                   |
Working capital(4)........   $ 55,253     $ 37,338     $ 26,320     $ 10,326                          |       $   26,908
Cash and cash                                                                                         |
  equivalents.............      4,533        5,765        3,264        7,108                          |            3,670
Total assets..............    407,049      469,378      432,175      411,031                          |        1,183,119
Total debt................    347,751      365,060      340,583      290,782                          |          770,253
Total common stockholder's                                                                            |
  equity (deficit)........    (30,318)     (33,567)     (61,321)     (81,336)                         |          280,277
OTHER DATA:                                                                                           |
EBITDA(5)...............     $ 44,014     $ 42,452     $ 58,369     $ 82,922        $  24,407         |       $   (2,696)
Variable stock                                                                                        |
 compensation expense...           --          574       14,847       15,561           68,415         |               --
Transaction related                                                                                   |
 expenditures including,                                                                              |
 cost of products                                                                                     |
 sold...................           --           --           --           --           22,399         |            1,727
Plant opening, closing                                                                                |
 charges................           --           --           --           --            4,137         |              286
Management fees.........        1,501        2,102        2,764        2,353            2,844         |               49
Capital expenditures....        9,041       15,556        5,729        7,961            8,791         |               --

---------------

(1) Includes predecessor variable stock compensation expense related to director, consultant and employee regular and superincentive stock options of $0, $0.6 million, $14.8 million, $15.6 million and $68.4 million for the years ended 1999, 2000, 2001, 2002 and the period from December 29, 2002 through December 19, 2003, respectively.

(2) Includes ESOP expense of $7.2 million, $7.1 million and $2.8 million for the years ended 1999, 2000 and 2001, respectively; goodwill impairment charges of $7.9 million and $20.3 million for the years ended 2001 and 2002, respectively; and $21.5 million of transaction expenses related to THL's acquisition of Simmons Company for Predecessor '03.

(3) Includes for the period December 29, 2002 through December 19, 2003 tender premium of $10.8 million for Repurchased Notes and $8.9 million of unamortized debt issuance costs expensed related to debt repaid in connection with the Acquisition.

(4) Defined as current assets (excluding cash and assets held for sale), less current liabilities (excluding current maturities of long-term debt and liabilities held for sale).

(5) EBITDA is a non-GAAP financial measure that is defined as net income before interest expense, income taxes, depreciation and amortization. We use EBITDA as a supplemental tool to measure our operating performance and, after applying various adjustments, as a basis for determining the following:

     - the allocation of our resources to our different business segments;

     - the return on investment of acquisitions;

     - the compensation of our management;

     - the vesting of our restricted stock;

     - the valuation of our Company for impairment purposes; and

     - our compliance with our debt covenants.

    We rely on EBITDA as a supplemental tool for measuring our operating performance because we are and have historically had a highly-leveraged capital structure which results in significant interest expense and minimal cash tax expense. We believe EBITDA provides useful information to the holders of our notes and security analysts by assisting them in making informed investment decisions as we have historically been valued and sold based upon multiples of EBITDA. EBITDA differs from Adjusted EBITDA, which is defined by our senior credit facility (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources").

    EBITDA has important limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. For example, EBITDA does not reflect:

     - our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

     - changes in, or cash requirements for, our working capital needs;

     - the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

     - tax payments that represent a reduction in cash available to us; and

     - any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future.

     Because of these and other limitations, we rely primarily on our results under GAAP and use EBITDA only supplementally. The following table sets forth the reconciliation of our net income for the periods provided to EBITDA:

                                                        PREDECESSOR                                    |     SUCCESSOR
                       -----------------------------------------------------------------------------   |   -------------
                                                                                       PERIOD FROM     |   PERIOD FROM
                       FOR THE YEAR    FOR THE YEAR    FOR THE YEAR    FOR THE YEAR    DEC. 29, 2002   |   DEC. 20, 2003
                         ENDED           ENDED           ENDED           ENDED          THROUGH        |     THROUGH
                       DEC. 25, 1999   DEC. 30, 2000   DEC. 29, 2001   DEC. 28, 2002   DEC. 19, 2003   |   DEC. 27, 2003
                       -------------   -------------   -------------   -------------   -------------   |   -------------
                                                                                                       |
Net income (loss)....    $(10,690)       $(18,121)       $ (9,637)       $   (611)       $(34,096)     |     $  (7,190)
Depreciation and                                                                                       |
  amortization.......      17,959          24,800          35,711          39,335          22,059      |           656
Income taxes.........      (1,673)         (4,813)         (7,676)         12,005          (8,845)     |          (827)
Interest expense,                                                                                      |
  net................      38,220          39,989          39,450          32,000          45,092      |         4,661
Interest income......         198             597             521             193             197      |             4
                         --------        --------        --------        --------        --------      |     ---------
  EBITDA.............    $ 44,014        $ 42,452        $ 58,369        $ 82,922        $ 24,407      |     $  (2,696)
                         ========        ========        ========        ========        ========      |     =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a leading manufacturer and distributor of branded bedding products in the United States. We sell a broad range of mattresses and foundations under our well recognized brand names, including Simmons(R), Beautyrest(R), our flagship product line introduced in 1925, and BackCare(R).

     Our operations are managed and reported in two segments. For the year ended December 27, 2003, we derived over 90% of our sales from our wholesale bedding segment, which consists primarily of the manufacture, sale and distribution of premium branded bedding products. Our wholesale bedding segment sells to a diverse nationwide base of approximately 3,400 retail customers representing over 11,000 outlets, including furniture stores, specialty sleep shops, department stores, and rental stores. Our wholesale bedding segment also sells mattresses to our retail bedding segment, which as of December 27, 2003 operated over 100 specialty sleep stores in California, Oregon and Washington that sell to consumers principally premium branded bedding products.

     Highlights for the year 2003 included the following:

     - Our wholesale bedding segment sales growth rate of 12.5% was almost double that of the industry as reported by ISPA. Our growth rate was attributable to focusing on selling premium products targeted to sell at retail price points above $799 per queen set and on selling queen and larger size mattresses. In 2003, we derived approximately 57% of our sales from mattresses with retail price points of $799 and above (39% from above $1,000) and approximately 83% of our sales from queen and larger size mattresses.

     - We continue to focus on product innovation, most notably the rollout of the BackCare(R) 2003 product line, which increased BackCare(R) unit sales and AUSP by 5.1% and 36.6%, respectively, for the year ended December 27, 2003. Additionally, we introduced the Beautyrest(R) 2004 product line, featuring our patent pending Pocketed Cable Coil(TM) technology, in October 2003.

     - Our wholesale bedding segment made strides toward improving our manufacturing network by commencing construction on two new bedding manufacturing facilities in Hazleton, Pennsylvania and Waycross, Georgia and closing our manufacturing facility in Jacksonville, Florida. The Hazleton facility commenced operations in March 2004 and our Waycross facility commenced operations in August of 2004.

     - The Acquisition was accounted for using the purchase method of accounting. As a result, the Acquisition affected our results of operations in certain significant respects. The purchase price of $1.1 billion was allocated to the tangible and intangible assets acquired and assumed liabilities based upon their respective fair values as of the date of the Acquisition. The allocation of the purchase price of the assets acquired in the Acquisition, will result in a significant increase in our amortization expense. In addition, due to the increased borrowings to finance the Acquisition, our interest expense increased significantly following the Acquisition.

     The following provides the details of these highlights and insights into our financial statements, including critical accounting estimates used in preparing the financial statements, a discussion of our results of operations and our liquidity and capital resources.

Critical Accounting Policies

     In preparing the consolidated financial statements in conformity with GAAP, our management must make decisions that impact the reported amounts and the related disclosures. Those decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts, impairment of long-lived assets, intangible assets, warranties, cooperative advertising and rebate programs, variable stock compensation, income taxes, litigation and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our management believes the critical accounting policies described below are the most important to the fair presentation of our financial condition and results. The following policies require management's more significant judgments and estimates in the preparation of our consolidated financial statements.

     Allowance for doubtful accounts. Our management must make estimates of the uncollectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Actual losses for uncollectible accounts have generally been consistent with management's estimates. However, deteriorating financial conditions of certain key customers or a significant slow down in the economy could have a material negative impact on our ability to collect on accounts, in which case additional allowances may be required. This could result in a material charge to earnings. Our accounts receivable balance was $65.9 million and $67.4 million, net of allowance for doubtful accounts of $5.0 million and $5.2 million, respectively, as of December 27, 2003 and December 28, 2002, respectively.

     Impairment of long-lived assets. We assess all our long-lived assets for impairment whenever events or circumstances indicate its carrying value may not be recoverable. Management assesses whether there has been an impairment by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the asset. The factors considered by management in this assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. If an impairment is deemed to exist, management records an impairment charge equal to the excess of the carrying value over the fair value of the impaired assets. This could result in a material charge to earnings.

     Intangible assets. We test goodwill for impairment on an annual basis by comparing the fair value of our reporting units to their carrying values. Fair value is determined by the assessment of future discounted cash flows. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors.

     As part of the adoption of SFAS 142, we performed initial valuations during the first quarter of 2002 to determine if any impairment of goodwill existed and determined that no impairment of goodwill existed. In accordance with SFAS 142, we tested goodwill again at December 28, 2002 for impairment by comparing the fair value of our reporting units to their carrying values. As a result, our retail segment recognized a goodwill impairment of $20.3 million in 2002. Management determined that no other impairment of goodwill existed as of December 27, 2003.

     We evaluate trademarks, which are considered indefinite-lived intangible assets, for impairment at least annually or whenever events or circumstances indicates their carrying value might be impaired. In performing this assessment, management considers operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. The carrying value of trademarks are considered impaired when its carrying value exceeds its fair market value. In such an event, an impairment loss is recognized equal to the amount of that excess. Fair value is determined primarily using either the projected cash flows discounted at a rate commensurate with the risk involved or an appraisal. The determination of fair value involves numerous assumptions by management, including expectations on possible variations in the amounts or timing of cash flow, the risk-free interest rate and other factors considered in managements projected future operating results. We review the classification of trademarks as indefinite-lived intangible assets every reporting period.

     In connection with the Acquisition, we identified and valued certain definite and indefinite-lived intangible assets based upon a preliminary valuation. We are in the process of finalizing the valuation. The final valuation could result in certain intangible assets preliminarily identified as indefinite-lived being classified as definite-lived and a different allocation of the purchase price within the identifiable intangible asset classification. We anticipate finalizing the valuation in the second quarter of 2004. We do not expect the final valuation to have a material impact on previously reported results.

     Warranty accrual. Our management must make estimates of potential future product returns related to current period product revenue for our wholesale segment. Management analyzes historical returns when evaluating the adequacy of the warranty accrual. Significant management judgments and estimates must be made and used in connection with establishing the warranty accrual in any accounting period. Our warranty policy provides a ten-year non-prorated warranty service period on all first quality products currently manufactured, except for certain products for the hospitality industry which have varying non-prorated warranty periods ranging from five to ten years. Our policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. As of December 27, 2003 and December 28, 2002, we had a warranty accrual of $3.8 million and $3.4 million, respectively.

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

     Variable stock compensation expense. Prior to the Acquisition, we recorded variable stock compensation expense, related to director and employee regular stock options, utilizing the intrinsic value method as prescribed by Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. Management estimated the employee service period over which the compensation was awarded, generally four to five years. Additionally, because the vesting of the plan options was dependent upon achieving an annual Adjusted EBITDA target or as otherwise established by the compensation committee of the board of directors, management estimated the ultimate number of shares that would vest. We recorded additional adjustments to variable stock compensation expense for changes in the intrinsic value of vested regular options in a manner similar to a stock appreciation right because the option holder could compel the Company to settle the award by transferring cash or other assets rather than our common stock. We determined the fair market value of the Predecessor common stock, including option shares, on a quarterly basis based upon a quarterly valuation performed by Houlihan Lokey Howard & Zukin Financial Advisors, Inc. Estimates were used in determining the fair market value of our common stock. In connection with the Acquisition, the stock option plans were terminated and certain members of our management deferred $19.8 million of their proceeds from the Acquisition into a deferred compensation plan of Simmons. The proceeds were deemed invested in shares of Class A common stock of Simmons. These shares were convertible into cash or common stock based upon the outcome of certain events such as a change of control or initial public offering. These shares had a put option that gave the holder the right to cash settlement under certain circumstances outside the control of Simmons and were marked to market based upon a quarterly valuation of the common stock of Simmons performed by Houlihan Lokey Howard & Zukin Financial Advisors, Inc. The changes in the market value of the liability were recorded as variable stock compensation expense. The valuation of the shares was based upon our intrinsic value, which was estimated based upon our historical and forecasted operating results, market conditions and historical comparable transactions. The deferred compensation plan was terminated on June 3, 2004.

     We recorded variable stock compensation expense of $0, $68.4 million, $15.6 million and $14.8 million for the period from December 20, 2003 through December 27, 2003, the period from December 29, 2002 to December 19, 2003, and for fiscal years 2002 and 2001, respectively. We had a liability of $0 and $26.8 million for variable stock compensation expense as of December 27, 2003 and December 28, 2002, respectively.

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

     At December 27, 2003, we had net operating loss carryforward benefits for federal income tax purposes of $94.1 million. These carryforward benefits included $14.6 million which were generated by Sleep Country and are subject to limitations imposed by the Internal Revenue Code. We must generate approximately $143.0 million of taxable income to realize our deferred tax asset, net of valuation allowances. The net operating loss carryforwards expire on various dates through 2022. Our management must make estimates regarding the future realization of these net operating loss benefits. Realization of the net operating loss carryforward benefits is dependent upon future profitable operations and reversals of existing temporary differences. Although realization is not assured, we believe it is more likely than not that most of the net recorded benefits will be realized through the reduction of future taxable income. However, due to the uncertainty regarding the realization of Sleep Country's net tax benefits as of December 27, 2003, we recorded a valuation allowance of $10.2 million against Sleep Country's net deferred tax assets, which consist of net operating loss carryforwards.

     Litigation and contingent liabilities. From time to time, we are party to or a target of lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, health and safety, and employment matters, which are handled and defended in the ordinary course of business. We accrue a liability for these matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. We believe the amounts reserved are adequate for these pending matters; however, results of operations could be negatively affected by significant litigation adverse to us.

RESULTS OF OPERATIONS

     GAAP does not permit combining the results of our Predecessor period (December 29, 2002 through December 19, 2003) with our Successor period (December 20, 2003 through December 27, 2003) in our consolidated financial statements. Accordingly, the consolidated statements of operations included elsewhere in this prospectus do not present results for the twelve months ended December 27, 2003. However, in order to provide investors with useful information and to facilitate understanding of our 2003 results in the context of 2002 and 2001 financial information presented, the following table presents historical financial information for the Predecessor period and the Successor period and on a pro forma basis for the year ended December 27, 2003 as if the Transactions had occurred on December 29, 2002.

                                                   PREDECESSOR                      SUCCESSOR
                                  ---------------------------------------------   -------------
                                                                   PERIOD FROM     PERIOD FROM     PRO FORMA
                                  FOR THE YEAR    FOR THE YEAR    DEC. 29, 2002   DEC. 20, 2003   FOR THE YEAR
                                      ENDED           ENDED          THROUGH         THROUGH          ENDED
                                  DEC. 29, 2001   DEC. 28, 2002   DEC. 19, 2003   DEC. 27, 2003   DEC. 27, 2003
                                  -------------   -------------   -------------   -------------   -------------
      Net sales.................      100.0%          100.0%          100.0%          100.0%          100.0%
      Cost of products sold.....       57.9%           52.2%           51.4%           87.1%           51.3%
                                      -----           -----           -----          ------          ------
        Gross profit............       42.1%           47.8%           48.6%           12.9%           48.7%
      Selling, general and
        administrative
        expenses................       36.9%           40.1%           46.8%           51.0%           39.2%
      ESOP expense..............        0.4%            0.0%            0.0%            0.0%            0.0%
      Goodwill impairment.......        1.2%            2.9%            0.0%            0.0%            0.0%
      Amortization of
        intangibles.............        1.7%            0.2%            0.0%            3.6%            1.7%
      Transaction expenses......        0.0%            0.0%            2.8%            0.0%            0.1%
      Plant closure charges.....        0.0%            0.0%            0.0%            0.0%            0.0%
      Licensing fees............       (1.4)%          (1.3)%          (1.3)%          (3.2)%          (1.3)%
                                      -----           -----           -----          ------          ------
        Operating income........        3.3%            5.9%            0.3%          (38.5)%           9.0%
      Interest expense, net.....        6.0%            4.5%            5.7%           53.5%            5.4%
                                      -----           -----           -----          ------          ------
        Income (loss) before
           income taxes and
           minority interest....       (2.7)%           1.4%           (5.4)%         (92.0)%           3.6%
      Income taxes (benefit)....       (1.1)%           1.7%           (1.1)%          (9.5)%           1.4%
                                      -----           -----           -----          ------          ------
        Income (loss) before
           minority interest....       (1.6)%          (0.3)%          (4.3)%         (82.5)%           2.2%
      Minority interest in
        loss....................        0.1%            0.2%            0.0%            0.0%            0.0%
                                      -----           -----           -----          ------          ------
      Net income (loss).........       (1.5)%          (0.1)%          (4.3)%         (82.5)%           2.2%
                                      =====           =====           =====          ======          ======

     The pro forma information for the year ended December 27, 2003 includes the following adjustments to operating results to reflect the Transactions as though it had occurred on December 29, 2002:

     - adjustment to cost of products sold of $(3.7) million, or 0.5% of net sales, to (i) reduce depreciation expense by $(2.9) million as a result of the extension of the remaining average useful lives, partially offset by the increases in the bases of property, plant and equipment; (ii) reduce by $(1.7) million inventory recorded at fair market value as a result of the Acquisition and sold during the eight day period ended December 27, 2003; and (iii) increase amortization of favorable leases by $0.9 million due to the step-up to fair market value of leases;

     - adjustment to selling, general and administrative expense of $(61.1) million, or 7.6% of net sales, to (i) reduce depreciation expense by $(3.2) million as a result of the extension of the remaining average useful lives, partially offset by the increases in the bases of property, plant and equipment; (ii) reduce management fees by $(1.4) million to reflect the change in our equity-sponsor management agreement resulting from the Acquisition; (iii) reduce variable stock compensation by $(68.4) million to reflect the elimination of our stock option plans and deferred compensation plan; and (iv) a $11.4 million increase in the variable stock compensation expense resulting from the estimated increase in the value of the deemed A common stock held in the deferred compensation plan of Simmons Company;

     - adjustment to amortization of intangibles of $4.4 million, or 0.5% of net sales, to reflect the additional amortization as a result of increases to the bases of our intangible assets;

     - adjustment to interest expense, net of $(6.5) million, or 0.8% of net sales, to reflect the additional interest expense associated with the new debt, net of the interest expense associated with the old debt retired and the elimination of one-time financing charges resulting from the Transactions; and

     - adjustment to income tax expense of $20.8 million based upon our pro forma effective tax rate of 29% which resulted from the elimination of non-deductible expenses associated with the Transactions.

     These pro forma financial adjustments do not purport to represent what our results of operations or financial condition would actually have been had the Transactions occurred on December 29, 2002 or to project our results of operations or financial condition for any future period or date.

 PRO FORMA YEAR ENDED DECEMBER 27, 2003 COMPARED TO YEAR ENDED DECEMBER 28, 2002

     The following pro forma data for the year ended December 27, 2003 ("pro forma year ended December 27, 2003") are based on the historical financial statements for the Predecessor period of 2003 and Successor period of 2003, presented on a pro forma basis giving effect to the Acquisition as if it had occurred on December 29, 2002 as described above under "Results of Operations."

     For the Predecessor period of 2003, our net sales were $797.6 million and cost of products sold was $410.1 million. Our selling, general and administrative expenses were $373.0 million. Amortization of intangibles was $0.3 million. Transaction expenses were $22.4 million. Our licensing fees were $10.4 million. Interest expense, net was $45.1 million and the income tax benefit was $8.8 million.

     For the Successor period of 2003, our net sales were $8.7 million and cost of products sold was $7.6 million. Our selling, general and administrative expenses were $4.4 million. Amortization of intangibles was $0.3 million. Our licensing fees were $0.3 million. Interest expense, net was $4.7 million and the income tax benefit was $0.8 million.

     Net sales. Net sales for the pro forma year ended December 27, 2003 increased $97.7 million, or 13.8%, to $806.3 million from $708.6 million for the year ended December 28, 2002.

     Wholesale bedding segment sales increased $82.1 million, or 12.5%, to $741.0 million for the pro forma year ended December 27, 2003 from $659.0 million for fiscal year 2002. For the pro forma year ended December 27, 2003 and fiscal year 2002, our wholesale bedding net sales reflect a reduction of $49.5 million and $52.4 million, respectively, for cash consideration paid to our customers for certain promotional programs and volume rebates in accordance with EITF 01-9. The wholesale bedding segment sales increase was primarily due to an increase in both unit shipments and AUSP of 5.6% compared to 2002. Our AUSP benefited from a shift in sales mix toward our higher priced Beautyrest(R) and BackCare(R) products. Unit volume growth resulted from additional floor placements at new and existing customers and an improved retail sales environment in the second half year.

     Our pro forma year ended December 27, 2003 wholesale bedding sales, exclusive of EITF 01-9 sales reductions, which is the methodology used by ISPA in calculating industry sales, were up 11.4% over the prior year. In comparison, ISPA reported that for 2003 total U.S. bedding manufacturers' sales were up 5.8% over the prior year, comprised of an increase in unit shipments and AUSP of 1.8% and 3.9%, respectively. According to Furniture/Today, our 2003 industry market share is 15.7%.

     Our retail segment sales for the pro forma year ended December 27, 2003 increased $26.1 million, or 36.4%, to $97.9 million from $71.8 million for fiscal year 2002. On a comparable store basis, sales for our retail stores increased 14.9% for the pro forma year ended December 27, 2003 versus 2002. The retail segment sales increase was due principally to (i) the acquisition of 26 retail stores in Southern California from Mattress Discounters Corporation ("Mattress Discounters") in December 2002; (ii) an increase in advertising expenditures which led to higher sales; and (iii) an improving retail sales environment.

     Cost of Products Sold. Cost of products sold, as a percentage of net sales, for the pro forma year ended December 27, 2003 decreased 0.9 percentage points to 51.3% from 52.2% in fiscal year 2002, resulting in a gross margin increase to 48.7% for the pro forma year ended December 27, 2003 from 47.8% for 2002.

     Our wholesale segment gross margin increased 0.4 percentage points to 46.4% for the pro forma year ended December 27, 2003 from 46.0% for 2002. Our gross margin increased due to a reduction in depreciation expense of $1.9 million, or 0.3% of wholesale segment net sales, due to the remaining useful lives of our property, plant and equipment being extended from an average of three years to seven years as a result of the valuation of the property, plant and equipment in connection with the Acquisition. Additionally, our wholesale segment gross margin increased 1.3 percentage points due to better absorption of our fixed manufacturing costs as a result of our unit volume growth. Offsetting these improvements were cost increases of (i) 1.0 percentage point due to supplier price increases for certain raw material components without a corresponding price increase in our Beautyrest(R) product line in 2003; and (ii) 0.3 percentage points due to higher labor costs resulting from increased production demands resulting from our unit volume growth.

     Our retail segment gross margin decreased 0.7 percentage points to 50.3% for the pro forma year ended December 27, 2003 from 51.0% for 2002. The decrease was due to the discounting of inventory acquired from Mattress Discounters in December 2003 and the discounting of inventory in late 2003 that was being replaced with vendors' new product lines.

     Selling, General and Administrative Expenses. For the pro forma year ended December 27, 2003, selling, general and administrative expenses, as a percentage of net sales, decreased 0.9 percentage points to 39.2% from 40.1% in fiscal year 2002.

     Our wholesale segment selling, general and administrative expenses increased 0.2 percentage points to 34.1% of wholesale segment net sales for the pro forma year ended December 27, 2003 from 34.3% for fiscal year 2002. Variable stock compensation expense decreased $4.1 million due to the termination of the Predecessor stock option plans. Our pro forma year ended December 27, 2003 include the reduction of depreciation expense by $2.9 million, or 0.4% of wholesale segment net sales, due to the remaining useful lives of our property, plant and equipment being extended from an average of three years to seven years as a result of the valuation of the property, plant and equipment in connection with the Acquisition. Additionally, our selling, general and administrative expenses for the pro forma year ended December 27, 2003 reflect the $1.4 million, or 0.2% of wholesale segment net sales, reduction in management fees due to the cancellation of the Fenway management agreement and the entering into the new THL Managers V, LLC management agreement in connection with the Acquisition. Offsetting these improvements in our selling, general and administrative expenses, our promotional expenditures increased $20.5 million, or 1.6 percentage points, due to (i) more expenditures meeting the criteria of a selling expense in accordance with EITF 01-9 because of our focus on increasing customer compliance with our co-op advertising guidelines; and (ii) a shift in our sales mix toward customers and products that receive more advertising and selling support subsidies.

     Our retail segment selling, general and administrative expenses decreased
8.8 percentage points to 47.6% of retail segment net sales for the pro forma year ended December 27, 2003 from 56.4% for fiscal year 2002. This decrease was attributable to our increase in retail sales resulting in greater leverage of our fixed retail selling, general and administrative expenses.

     Amortization of Intangibles. Amortization of intangibles decreased $16.5 million, or 76.9%, to $5.0 million for the pro forma year ended December 27, 2003 from $21.5 million in fiscal year 2002. The pro forma year ended December 27, 2003 amortization is less than fiscal year 2002 due to our retail segment recognizing a $20.3 million non-cash goodwill impairment charge in the fourth quarter of 2002.

     Interest Expense, Net. Interest expense, net, increased $11.3 million, or 35.3%, to $43.3 million for the pro forma year ended December 27, 2003, from $32.0 million in fiscal year 2002 due to an increase in our average outstanding borrowings for the pro forma year ended December 27, 2003 resulting from the Acquisition. Our interest paid in pro forma 2003 was $53.6 million, a 114.6% increase from $24.9 million paid in 2002, due principally to payments of (i) $10.8 million in tender fees as previously noted; (ii) Junior. Subordinated PIK note interest of $13.7 million; and (iii) $3.5 million in bridge loan commitment fees.

     Income Taxes. Our combined federal, state and foreign effective income tax expense rate of 32.2% for the pro forma year ended December 27, 2003 differs from the federal statutory rate of 35.0% primarily from a reduction of the prior year valuation allowance on net operating losses utilized as a result of Sleep Country's income for the pro forma year ended December 27, 2003. Our combined federal, state and foreign effective income tax rate of 116.7% for fiscal year 2002 was greater than the federal statutory rate due principally to a 100% valuation allowance for Sleep Country's loss in 2002.

     Net Income (Loss). For the reasons set forth above, our net income was $28.0 million for the pro forma year ended December 27, 2003 compared to net loss of $0.6 million for the year ended December 28, 2002.

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

     Our 2002 wholesale bedding segment gross margin improvement of 6.4 percentage points to 46.0% reflects (i) the above mentioned lower EITF 01-9 sales reduction in fiscal year 2002 as compared to fiscal year 2001; (ii) the above mentioned 10.7% increase in AUSP; (iii) a 5.5 percentage point decrease in material costs due in part to our "Zero Waste" cost reduction initiative which began in fiscal year 2001 and continued in fiscal year 2002; and (iv) a 0.7 percentage point decrease in labor costs due to management of factory headcount and labor hours due to a reduction in sales volume. The average factory worker headcount for fiscal year 2002 was 6.8% less than fiscal year 2001. Exclusive of the EITF 01-9 reclassifications mentioned above, our wholesale bedding gross margin improved 3.4 percentage points in fiscal year 2002 to 49.8%.

     Our 2002 retail segment gross margin improvement of 2.3 percentage points to 51.0% resulted principally from a shift in sales mix toward products that have higher margins.

     Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses for fiscal year 2002 increased 3.2 percentage points to 40.1% from 36.9% in fiscal year 2001. The 2002 increase was attributable to additional wholesale bedding segment selling, general, and administrative expenses, partially offset by a decrease in our retail segment selling, general and administrative expenses.

     Our wholesale bedding segment selling, general and administrative expenses, as a percentage of net sales, increased 4.2 percentage points to 37.0% in fiscal year 2002. The 2002 increase was principally attributable to the above mentioned adoption of EITF 01-9 resulting in $49.7 million and $76.3 million in fiscal year 2002 and fiscal year 2001, respectively, of costs historically characterized as selling, general and administrative expenses being characterized as a reduction of revenue. In fiscal year 2002, selling, general and administrative expenses, inclusive of the expenditures characterized as a reduction of revenue due to the adoption of EITF 01-9, increased 1.0 percentage points to 39.3% from 38.3% in fiscal year 2001. This increase was primarily attributable to a 0.8 percentage points increase in co-operative advertising expenditures due to a shift in our sales mix toward products that have higher subsidies and selling expenses.

     Our retail segment selling, general and administrative expenses, as a percentage of net sales, increased 1.7 percentage points to 56.4% in fiscal year 2002 due principally to a decrease in retail sales, partially offset by a reduction in advertising expenses.

     ESOP Expense. In fiscal year 2001, we allocated the remaining ESOP shares to plan participants. Therefore, beginning with the first quarter of 2002, we no longer incurred an expense associated with the ESOP plan.

     Amortization of Intangibles. Amortization of intangibles increased $2.2 million to $21.5 million in fiscal year 2002 from $19.3 million in fiscal year 2001. This increase was principally due to our retail segment recognizing a non-cash goodwill impairment charge in the fourth quarter of 2002 of $20.3 million related to our Sleep Country subsidiary. A review of Sleep Country's goodwill for impairment was necessary due to the continued weakness in the retail economy and the failure of Sleep Country to reach the sales and profit levels included in its original impairment test as of January 1, 2002. Exclusive of Sleep Country's goodwill impairment charge, amortization of intangibles decreased in fiscal year 2002 due to (i) our retail segment recognizing a non-cash impairment charge in the fourth quarter of 2001 of $7.9 million to write down the goodwill of our wholly-owned subsidiary Gallery Corp. to market value with no similar impairment charge being required in fiscal year 2002; (ii) the adoption of SFAS No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, at the beginning of our 2002 fiscal year; and (iii) a $1.8 million decrease in amortization of patents due to the expiration of certain patents. As a result of the adoption of SFAS 142 at the beginning of 2002, we discontinued the amortization of goodwill and performed a transitional test of goodwill impairment, which resulted in no impairment charge. Had this accounting pronouncement been adopted at the beginning of 2001, amortization of intangibles, exclusive of impairment charges, would have been reduced by $8.3 million to $3.1 million in 2001.

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

     Income Tax Expense. Our effective income tax rate of 116.7% for fiscal year 2002 differed from the federal statutory rate primarily due to the change in the valuation allowance against Sleep Country's net deferred tax asset, state income taxes and non-deductible interest expense. Our effective income tax benefit rate of 43.2% for fiscal year 2001 differed from the federal statutory rate primarily due to the net change in deferred tax valuation allowances, and the benefit of state net operating losses and foreign tax credits, partially offset by the amortization and impairment of goodwill not being tax deductible.

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

     Our senior credit facility is comprised of a $405.0 million term loan facility, the "Tranche B Term Loan," which will mature in 2011, and a $75.0 million Revolving Loan Facility (of which approximately $61.2 million was available for borrowings as December 27, 2003 after giving effect to $3.3 million of borrowings and $10.5 million that was reserved for standby letters of credit), which will mature in 2009. We are permitted to incur up to an additional $100.0 million of senior secured debt at the option of participating lenders, so long as no default or event of default under the senior secured credit facility has occurred or would occur after giving effect to that incurrence and certain other conditions are satisfied. The senior credit facility is guaranteed by THL-SC Bedding Company and by all our domestic subsidiaries. Our and the guarantors' obligations are secured by all or substantially all of our and the guarantors' assets, including a pledge of our stock, a pledge of stock of all our domestic subsidiaries and our pledge of 65% of stock of our foreign subsidiaries. We also have a Senior Unsecured Term Loan Facility of $140.0 million, which will mature in June 2012. The senior unsecured term loan facility is guaranteed by THL-SC Bedding Company and all our domestic subsidiaries.

     The senior credit facility and the senior unsecured term loan bear interest at our choice of the Eurodollar Rate or Base Rate (both as defined), plus the following applicable interest rate margins as follows:

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

     Our senior credit facility requires us to meet a minimum interest coverage ratio and a maximum leverage ratio, and includes a maximum capital expenditures limitation. In addition, the senior credit facility contains certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in those agreements. The senior credit facility also contains certain customary events of defaults, subject to cure periods as appropriate.

     We are required to make prepayments of the loans outstanding under the senior credit facility under certain circumstances, including with 100% of the net cash proceeds of certain asset sales and casualty or condemnation events to the extent such proceeds are not reinvested in Simmons' business within a specified period of time and with 100% of the proceeds of certain types of debt incurred by it. Additionally, depending on our leverage ratio, we may be required to prepay its senior secured loans with up to 50% of its excess cash flow from each fiscal year and with up to 50% of the net cash proceeds of certain equity issuances.

     We are also required to make prepayments of the loans outstanding under its senior unsecured term loan in the event of a change of control at 101% of the unpaid principal amount thereof. Furthermore, Simmons Bedding may be required to make an offer to repurchase its senior unsecured loans with proceeds of certain asset sales, and any such offer required to be made within the first three years after the closing date of the senior unsecured credit facility must be accompanied by payment of a call premium, calculated on a sliding scale. We are not required to use any proceeds it receives from an equity offering to repay loans outstanding under its senior unsecured term loan facility.

     Our long-term obligations contain various financial tests and covenants. We were in compliance with those covenants as of the year ended December 27, 2003. The most restrictive covenants relate to ratios of Adjusted EBITDA to interest coverage (interest coverage ratio), total debt to Adjusted EBITDA (total leverage ratio), and maximum capital expenditures all as defined in the senior credit facility. The minimum interest coverage and maximum leverage ratios are computed based on our results for the last twelve months ended. More specifically, the senior credit facility's covenants require:

     - a minimum interest coverage ratio, with compliance levels ranging from an interest coverage of no less than 2.25:1.00 from March 31, 2004 through December 31, 2004; 2.30:1.00 from March 31, 2005 through December 31, 2005; 2.40:1.00 from March 31, 2006 to December 31, 2006; 2.55:1.00 from
       March 31, 2007 through December 31, 2007; 2.75:1.00 from March 31, 2008 through December 31, 2008; and 3.0:1.00 as of March 31, 2009 and each fiscal quarter ending thereafter.

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

     - a maximum capital expenditure limitation of $20.0 million per fiscal year, with the ability to rollforward to future years unused amounts from the previous fiscal year, and also subject to adjustments for certain acquisitions and other events.

     We expect to meet such covenants in 2004. Adjusted EBITDA (as defined in the senior credit facility) differs from the term "EBITDA" as it is commonly used. In addition to adjusting net income to exclude interest expense, income taxes, and depreciation and amortization, adjusted EBITDA (as defined in the senior credit facility) also adjusts net income by excluding items or expenses not typically excluded in the calculation of "EBITDA" such as management fees; ESOP expenses, the aggregate amount of the fees, costs and cash expenses paid by Simmons in connection with the consummation of the Acquisition (including, without limitation, bonus and option payments); other non-cash items reducing Consolidated Net Income (including, without limitation, non-cash purchase accounting adjustments and debt extinguishment costs); the cure amount, if any, received by Simmons in respect of that period; any extraordinary, unusual or non-recurring gains or losses or charges or credits; and any reasonable expenses or charges related to any issuance of securities, investments permitted, permitted acquisitions, recapitalizations, asset sales permitted or indebtedness permitted to be incurred, less other non-cash items increasing consolidated net income, all of the foregoing as determined on a consolidated basis for Simmons in conformity with GAAP. Adjusted EBITDA is presented herein because it is a material component of the covenants contained within the aforementioned credit agreements. Non-compliance with those covenants could result in the requirement to immediately repay all amounts outstanding under those agreements which could have a material adverse effect on our results of operations, financial position and cash flow. While the determination of "unusual and nonrecurring losses" is subject to interpretation and requires judgment, we believe the items listed below are in accordance with the senior credit facility. Adjusted EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

     Our senior unsecured term loan facility does not contain any financial maintenance covenants, but does contain affirmative covenants similar to those contained in our senior credit facility. Additionally, the senior unsecured term loan contains negative covenants similar to those contained in the senior credit facility, except that certain negative covenants, including limitations on indebtedness, asset sales and restricted junior payments are substantially similar to those contained in the indenture for the 7.875% Senior Subordinated Notes.

     The use of interest rate risk management instruments is required under the terms of the senior credit facility. We are required to maintain protection against fluctuations in interest rates, and may do so through utilizing Eurodollar Rate loans having twelve-month interest periods or through one or more interest rate agreements, such as collars and swaps.

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

     On December 19, 2003, we completed a financing, which consisted of the sale of $200.0 million of 7.875% Senior Subordinated Notes due 2014 (the "Old Notes") pursuant to a private offering. The Old Notes bear interest at the rate of 7.875% per annum, which is payable semi-annually in cash in arrears on January 15 and July 15. The notes mature on January 15, 2014. The Old Notes are subordinated in right of payment to all our existing and future senior indebtedness. We plan to issue 7.875% Senior Subordinated Notes due 2014 (the "Registered Notes") in exchange for all Old Notes, pursuant to an exchange offer whereby holders of the Old Notes will receive Registered Notes which have been registered under the Securities Act of 1933 (the "Securities Act"), as amended, but are otherwise identical to the Old Notes.

     At any time prior to January 17, 2007, we may redeem up to 40% of the aggregate principal amount of the Registered Notes at a price of 107.875% in connection with an Equity Offering, as defined. With the exception of an Equity Offering, the Registered Notes are redeemable at our option beginning January 15, 2009 at prices decreasing from 103.938% of the principal amount thereof to par on January 15, 2012 and thereafter. We are not required to make mandatory redemption or sinking fund payments with respect to the Registered Notes.

     The indenture for the Registered Notes requires us and our subsidiaries to comply with certain restrictive covenants, including a restriction on dividends; and limitations on the incurrence of indebtedness, certain payments and distributions, and sales of the our assets and stock.

     The Registered Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by THL-SC Bedding Company and all of our active domestic subsidiaries.

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

     The following table sets forth our contractual obligations as of December 27, 2003 (dollars in thousands):

                                                   NEXT        2-3       4-5       AFTER
CONTRACTUAL OBLIGATIONS                 TOTAL      YEAR       YEARS     YEARS     5 YEARS
-----------------------              ----------   -------   --------   --------   --------
Long-term debt(1)..................  $  770,253   $ 9,512   $  9,028   $  8,926   $742,787
Interest payments on long-term
  debt(2)..........................     375,578    43,255     85,113     84,418    162,792
Capital lease obligations..........         389       277        112         --         --
Operating leases - wholesale
  segment..........................      57,179    14,504     22,447     11,750      8,478
Operating leases - retail
  segment..........................      36,367    10,216     15,064      7,423      3,664
Component purchase commitments.....      21,600    12,800      8,800         --         --
                                     ----------   -------   --------   --------   --------
  Total contractual obligations....  $1,261,366   $90,564   $140,564   $112,517   $917,721
                                     ==========   =======   ========   ========   ========
Other commercial commitments:
  Standby letters of credit........  $   10,515   $10,515   $     --   $     --   $     --
                                     ==========   =======   ========   ========   ========


---------------

(1) Includes $5.3 million of 10.25% Series B Senior Subordinated Notes that will be redeemed in April 2004.

(2) Anticipated interest payments based on current interest rates and amounts outstanding as of December 27, 2003.

     In addition, under the terms of the management agreement entered into in connection with the Acquisition, we are required to pay an affiliate of Thomas
H. Lee Partners an aggregate fee of no less than $1.5 million a year. Under its terms, the management agreement will be terminated by THL upon the consummation of an equity offering and we will be required to pay THL a termination fee equal to the net present value of the fees payable to THL for a period of seven years from the date of termination.

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

     We have developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. On January 26, 2004, we elected to set the interest rate at the twelve-month Eurodollar Rate for approximately $325.0 million of the Tranche B Term Loan and the $140.0 million senior unsecured term loan, which fixed the Eurodollar Rate at 1.375% through January 26, 2005 for approximately 86% of our floating rate debt outstanding as of June 26, 2004. Additionally, to further address interest rate risk, we entered into an interest rate cap agreement on February 11, 2004 for a notional amount of $170.0 million, which capped the Eurodollar Rate at 5.0% for the period of January 26, 2005 through January 26, 2006.

     All other factors remaining unchanged, a hypothetical 10% increase or decrease in interest rates for one year on our variable rate financial instruments would not have a material impact on earnings during 2004, but would result in an additional $2.4 million of interest expense in 2005.

  COMMODITY PRICE RISK

     The major raw materials that we purchase for production are wire, spring components, lumber, cotton, insulator pads, innerspring, fabrics and roll goods consisting of foam, fiber, ticking and non-wovens. The price and availability of these raw materials are subject to market conditions affecting supply and demand. In particular, many of our goods can be impacted by fluctuations in petrochemical prices and steel prices. We currently do not have a hedging program in place to manage fluctuations in commodity prices.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
Simmons Bedding Company

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations and comprehensive loss, changes in stockholder's equity and cash flows present fairly, in all material respects, the financial position of Simmons Bedding Company ("Simmons Bedding") at December 27, 2003, and the results of its operations and its cash flows for the period from December 20, 2003 through December 27, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed on page 81 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
Atlanta, Georgia
March 19, 2004, except as to Note S, for which the date is August 20, 2004

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Simmons Bedding Company

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive loss; changes in stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Simmons Bedding Company ("Simmons Bedding") at December 28, 2002, and the results of its operations and its cash flows for the period from December 29, 2002 through December 19, 2003 and each of the two years in the period ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed on page 81 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopersLLP
Atlanta, Georgia
March 19, 2004, except as to Note S, for which the date is August 20, 2004

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               SUCCESSOR   |                PREDECESSOR
                                              ------------ | ------------------------------------------
                                              PERIOD FROM  | PERIOD FROM
                                              DECEMBER 20, | DECEMBER 29,
                                              2003 THROUGH | 2002 THROUGH    YEAR ENDED     YEAR ENDED
                                              DECEMBER 27, | DECEMBER 19,   DECEMBER 28,   DECEMBER 29,
                                                  2003     |     2003           2002           2001
                                              ------------ | ------------   ------------   ------------
                                                           |       (IN THOUSANDS)
                                                           |
Net sales...................................    $ 8,717    |   $797,616       $708,595       $655,209
Cost of products sold.......................      7,596    |    410,081        369,617        379,131
                                                -------    |   --------       --------       --------
     Gross margin...........................      1,121    |    387,535        338,978        276,078
                                                -------    |   --------       --------       --------
Operating expenses:                                        |
  Selling, general and administrative                      |
     expenses...............................      4,442    |    373,040        284,164        241,800
  ESOP expense..............................         --    |         --             --          2,816
  Goodwill impairment.......................         --    |         --         20,285          7,882
  Amortization of intangible assets.........        311    |        306          1,246         11,414
  Licensing fees............................       (276)   |    (10,361)        (9,002)        (9,501)
  Transaction expenses......................         --    |     22,399             --             --
                                                -------    |   --------       --------       --------
                                                  4,477    |    385,384        296,693        254,411
                                                -------    |   --------       --------       --------
     Operating income (loss)................     (3,356)   |      2,151         42,285         21,667
  Interest expense, net.....................      4,661    |     45,092         32,000         39,450
                                                -------    |   --------       --------       --------
     Income (loss) before income taxes and                 |
       minority interest in loss............     (8,017)   |    (42,941)        10,285        (17,783)
Income tax expense (benefit)................       (827)   |     (8,845)        12,005         (7,676)
                                                -------    |   --------       --------       --------
     Loss before minority interest in                      |
       loss.................................     (7,190)   |    (34,096)        (1,720)       (10,107)
Minority interest in loss...................         --    |         --          1,109            470
                                                -------    |   --------       --------       --------
     Net loss...............................     (7,190)   |    (34,096)          (611)        (9,637)
Other comprehensive income (loss):                         |
  Foreign currency translation adjustment...         17    |        207            (19)           (61)
                                                -------    |   --------       --------       --------
     Comprehensive loss.....................    $(7,173)   |   $(33,889)      $   (630)      $ (9,698)
                                                =======    |   ========       ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 27,   DECEMBER 28,
                                                                  2003           2002
                                                              ------------   ------------
                                                                 (IN THOUSANDS, EXCEPT
                                                                    SHARE AMOUNTS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $    3,670  |   $  7,108
  Accounts receivable, less allowances for doubtful                        |
     receivables, discounts and returns of $4,960 and                      |
     $5,286, respectively...................................       65,868  |     67,415
  Inventories...............................................       31,355  |     23,472
  Deferred income taxes.....................................          973  |      3,141
  Other current assets......................................       22,616  |     16,881
  Assets held for sale......................................        8,564  |     12,909
                                                               ----------  |   --------
     Total current assets...................................      133,046  |    130,926
                                                               ----------  |   --------
Property, plant and equipment, net..........................       53,228  |     41,312
Goodwill, net...............................................      792,230  |    180,779
Intangible assets, net......................................      159,198  |      7,243
Deferred income taxes.......................................           --  |     28,255
Other assets................................................       45,417  |     22,516
                                                               ----------  |   --------
                                                               $1,183,119  |   $411,031
                                                               ==========  |   ========
                                                                           |
                     LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)        |
Current liabilities:                                                       |
  Current maturities of long-term debt......................   $    9,512  |   $ 22,125
  Accounts payable..........................................       39,956  |     43,429
  Accrued liabilities.......................................       53,948  |     57,278
  Liabilities held for sale.................................        2,064  |      5,139
                                                               ----------  |   --------
     Total current liabilities..............................      105,480  |    127,971
                                                               ----------  |   --------
Non-current liabilities:                                                   |
  Long-term debt............................................      760,741  |    268,657
  Accrued stock compensation................................           --  |     26,778
  Deferred income taxes.....................................       23,719  |         --
  Other.....................................................       12,902  |      7,743
                                                               ----------  |   --------
     Total liabilities......................................      902,842  |    431,149
                                                               ----------  |   --------
Redemption obligation -- ESOP...............................           --  |     61,218
Commitments and contingencies (Notes M and Q)                              |
Stockholder's equity (deficit):                                            |
  Predecessor common stock A, $.01 par value; 40,000,000                   |
     shares authorized; 23,752,324 issued and outstanding...           --  |        242
  Predecessor common stock B, $.01 par value; 400,000 shares               |
     authorized; 379,119 issued and outstanding.............           --  |          4
  Successor common stock, $.01 par value; 3,000 shares                     |
     authorized; 100 issued and outstanding.................            1  |         --
  Additional paid-in-capital................................      287,449  |         --
  Accumulated deficit.......................................       (7,190) |    (71,635)
  Accumulated other comprehensive income (loss).............           17  |       (144)
  Common stock held in treasury, at cost....................           --  |     (9,803)
                                                               ----------  |   --------
     Total stockholder's equity (deficit)...................      280,277  |    (81,336)
                                                               ----------  |   --------
                                                               $1,183,119  |   $411,031
                                                               ==========  |   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)

                                                            CLASS A             CLASS B
                                                      -------------------   ----------------   ADDITIONAL
                                    COMMON   COMMON     COMMON     COMMON   COMMON    COMMON    PAID-IN     ACCUMULATED
                                    SHARES   STOCK      SHARES     STOCK    SHARES    STOCK     CAPITAL       DEFICIT
                                    ------   ------   ----------   ------   -------   ------   ----------   -----------
                                                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
PREDECESSOR
DECEMBER 30, 2000.................                    23,752,324    $242    379,119   $   4    $  14,460     $ (41,569)
  Net loss........................                            --      --        --       --           --        (9,637)
  Other comprehensive income:
    Change in foreign currency
      translation.................                            --      --        --       --           --            --
                                                                                                             ---------
  Comprehensive loss..............                                    --                              --        (9,637)
  Fair value of SC Holdings, Inc.
    warrants issued to
    Affiliate.....................                            --      --        --       --          300            --
  Excess of ESOP expense at fair
    market value over cost........                            --      --        --       --        1,743            --
  Increase in redemption
    obligation -- ESOP based on
    fair market value.............                            --      --        --       --      (16,503)       (2,679)
  Common stock repurchased........                            --      --        --       --           --            --
                                                      ----------    ----    -------   -----    ---------     ---------
DECEMBER 29, 2001.................                    23,752,324     242    379,119       4           --       (53,885)
  Net loss........................                            --      --        --       --           --          (611)
  Other comprehensive loss:
    Change in foreign currency
      translation.................                            --      --        --       --           --            --
                                                                                                             ---------
  Comprehensive loss..............                            --      --        --       --           --          (611)
  Increase in redemption
    obligation -- ESOP based on
    fair market value.............                            --      --        --       --           --       (17,139)
  Common stock repurchased........                            --      --        --       --           --            --
                                                      ----------    ----    -------   -----    ---------     ---------
DECEMBER 28, 2002.................                    23,752,324     242    379,119       4           --       (71,635)
  Net loss........................                            --      --        --       --           --       (34,096)
  Other comprehensive income:
    Change in foreign currency
      translation.................                            --      --        --       --           --            --
                                                                                                             ---------
  Comprehensive income (loss).....                            --      --        --       --           --       (34,096)
  Contribution of debt to an
    affiliate of SC Holdings, Inc.                            --      --        --       --        7,916            --
  Acquisition of SC Holdings, Inc.
    minority interest.............                            --      --        --       --          (25)           --
  Increase in redemption
    obligation -- ESOP based on
    fair market value.............                            --      --        --       --       (7,891)      (26,772)
  Common stock repurchased........                            --      --        --       --           --            --
                                                      ----------    ----    -------   -----    ---------     ---------
DECEMBER 19, 2003.................                    23,752,324    $242    379,119   $   4    $      --     $(132,503)
                                     ===     =====    ==========    ====    =======   =====    =========     =========
-----------------------------------------------------------------------------------------------------------------------
SUCCESSOR
DECEMBER 20, 2003 (reflects the
  new basis of 100 common shares
  in connection with the
  Acquisition)....................   100     $   1                                             $ 387,837     $      --
  Deemed dividend to reflect
    carryover basis...............    --        --                                              (100,388)           --
  Net loss........................    --        --                                                    --        (7,190)
  Other comprehensive income:
    Change in foreign currency
      translation.................    --        --                                                    --            --
                                                                                                             ---------
  Comprehensive income (loss).....    --        --                                                    --        (7,190)
                                     ---     -----                                             ---------     ---------
DECEMBER 27, 2003.................   100     $   1                                             $ 287,449     $  (7,190)
                                     ===     =====                                             =========     =========


                                     ACCUMULATED     COMMON
                                        OTHER        STOCK          TOTAL
                                    COMPREHENSIVE   HELD IN     STOCKHOLDERS'
                                        LOSS        TREASURY   EQUITY (DEFICIT)
                                    -------------   --------   ----------------
                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
PREDECESSOR
DECEMBER 30, 2000.................      $ (64)      $ (6,640)     $ (33,567)
  Net loss........................         --             --         (9,637)
  Other comprehensive income:
    Change in foreign currency
      translation.................        (61)            --            (61)
                                        -----       --------      ---------
  Comprehensive loss..............        (61)            --         (9,698)
  Fair value of SC Holdings, Inc.
    warrants issued to
    Affiliate.....................         --             --            300
  Excess of ESOP expense at fair
    market value over cost........         --             --          1,743
  Increase in redemption
    obligation -- ESOP based on
    fair market value.............         --             --        (19,182)
  Common stock repurchased........         --           (917)          (917)
                                        -----       --------      ---------
DECEMBER 29, 2001.................       (125)        (7,557)       (61,321)
  Net loss........................         --             --           (611)
  Other comprehensive loss:
    Change in foreign currency
      translation.................        (19)            --            (19)
                                        -----       --------      ---------
  Comprehensive loss..............        (19)            --           (630)
  Increase in redemption
    obligation -- ESOP based on
    fair market value.............         --             --        (17,139)
  Common stock repurchased........         --         (2,246)        (2,246)
                                        -----       --------      ---------
DECEMBER 28, 2002.................       (144)        (9,803)       (81,336)
  Net loss........................         --             --        (34,096)
  Other comprehensive income:
    Change in foreign currency
      translation.................        207             --            207
                                        -----       --------      ---------
  Comprehensive income (loss).....        207             --        (33,889)
  Contribution of debt to an
    affiliate of SC Holdings, Inc.         --             --          7,916
  Acquisition of SC Holdings, Inc.
    minority interest.............         --             --            (25)
  Increase in redemption
    obligation -- ESOP based on
    fair market value.............         --             --        (34,663)
  Common stock repurchased........         --         (7,383)        (7,383)
                                        -----       --------      ---------
DECEMBER 19, 2003.................      $  63       $(17,186)     $(149,380)
                                        =====       ========      =========
------------------------------------------------------------------------------------------------
SUCCESSOR
DECEMBER 20, 2003 (reflects the
  new basis of 100 common shares
  in connection with the
  Acquisition)....................      $  --                     $ 387,838
  Deemed dividend to reflect
    carryover basis...............         --                      (100,388)
  Net loss........................         --                        (7,190)
  Other comprehensive income:
    Change in foreign currency
      translation.................         17                            17
                                        -----                     ---------
  Comprehensive income (loss).....         17                        (7,173)
                                        -----                     ---------
DECEMBER 27, 2003.................      $  17                     $ 280,277
                                        =====                     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               SUCCESSOR                    PREDECESSOR
                                                              ------------   ------------------------------------------
                                                              PERIOD FROM    PERIOD FROM
                                                              DECEMBER 20,   DECEMBER 29,
                                                              2003 THROUGH   2002 THROUGH    YEAR ENDED     YEAR ENDED
                                                              DECEMBER 27,   DECEMBER 19,   DECEMBER 28,   DECEMBER 29,
                                                                  2003           2003           2002           2001
                                                              ------------   ------------   ------------   ------------
                                                                                   (IN THOUSANDS)
Cash flows from operating activities:
Net loss....................................................    $ (7,190)      $(34,096)      $   (611)      $ (9,637)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization.............................         656         22,059         19,050         27,829
  Variable stock compensation expense.......................          --         68,415         15,561         14,847
  Goodwill impairment charge................................          --             --         20,285          7,882
  ESOP expense..............................................          --             --             --          2,816
  Provision for doubtful accounts...........................          42          3,799          3,082          6,006
  Provision (benefit) for deferred income taxes.............        (827)        (9,087)        11,109         (9,228)
  Non-cash interest expense.................................          62          9,481          3,234          4,366
  Gain on settlement of postretirement benefits.............          --             --             --         (2,137)
  Minority interest in loss.................................          --             --         (1,109)          (470)
  Other, net................................................          --           (249)          (409)           879
Net changes in operating assets and liabilities:
  Accounts receivable.......................................       1,448         (4,165)        (3,110)         8,335
  Inventories...............................................       2,310         (4,718)         1,359          1,114
  Other current assets......................................        (661)        (5,164)        (6,731)         1,082
  Accounts payable..........................................         354         (3,750)        10,813        (10,349)
  Accrued liabilities.......................................       2,136          1,547         14,986            967
  Settlement of retiree health care obligation..............          --             --             --         (2,250)
  Other, net................................................      (1,823)        15,957        (11,904)        (6,141)
                                                                --------       --------       --------       --------
Cash provided by (used in) operating activities.............      (3,493)        60,029         75,605         35,911
                                                                --------       --------       --------       --------
Cash flows from investing activities:
  Purchases of property, plant and equipment................          --         (8,791)        (7,961)        (5,729)
  Purchase and development of intangible assets.............          --         (1,720)        (3,932)        (2,924)
  Proceeds from disposals of property, plant and
    equipment...............................................          --             38            472            444
  Payments to the sellers for the Acquisition...............    (697,883)            --             --             --
  Payments to option holders................................     (73,545)            --             --             --
  Payments of Acquisition costs.............................     (44,452)            --             --             --
                                                                --------       --------       --------       --------
Net cash used in investing activities.......................    (815,880)       (10,473)       (11,421)        (8,209)
                                                                --------       --------       --------       --------
Cash flows from financing activities:
  Repurchase of SC Holdings, Inc. minority interest and
    payment of SC Holdings, Inc. debt.......................          --        (18,653)            --             --
  Payments of Predecessor Senior Credit Facility, net.......     (51,656)       (24,356)       (53,061)       (28,796)
  Payments of other long-term borrowings....................          --         (4,936)        (5,567)        (3,471)
  Proceeds from long-term debt -- Affiliate, net............          --             --          1,123          3,756
  Repurchase of common stock................................          --         (7,383)        (2,246)          (917)
  Payments of Predecessor debt at Acquisition...............    (171,599)            --             --             --
  Proceeds of Successor debt................................     748,275             --             --             --
  Proceeds from issuance of Successor common stock..........     327,553             --             --             --
  Payments of financing costs...............................     (31,090)            --           (570)          (714)
                                                                --------       --------       --------       --------
Net cash received from (used in) financing activities.......     821,483        (55,328)       (60,321)       (30,142)
                                                                --------       --------       --------       --------
Net effect of exchange rate changes on cash.................          17            207            (19)           (61)
Increase (decrease) in cash and cash equivalents............       2,127         (5,565)         3,844         (2,501)
Cash and cash equivalents, beginning of period..............       1,543          7,108          3,264          5,765
                                                                --------       --------       --------       --------
Cash and cash equivalents, end of period....................    $  3,670       $  1,543       $  7,108       $  3,264
                                                                ========       ========       ========       ========
Supplemental cash flow information:
  Cash paid for interest....................................    $  4,136       $ 21,345       $ 24,952       $ 29,234
                                                                ========       ========       ========       ========
  Cash paid for Jr. subordinated PIK note interest..........    $ 13,744       $     --       $     --       $     --
                                                                ========       ========       ========       ========
  Cash paid for bridge loan commitment fee..................    $  3,500       $     --       $     --       $     --
                                                                ========       ========       ========       ========
  Cash paid for senior subordinated notes tender premium....    $ 10,826       $     --       $     --       $     --
                                                                ========       ========       ========       ========
  Cash paid for income taxes................................    $     --       $  1,489       $    426       $  1,647
                                                                ========       ========       ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- THE COMPANY

     Effective July 14, 2004, the Company's indirect parent, THL Bedding Holding Company, changed its name to Simmons Company and the Company changed its name to Simmons Bedding Company.

     Simmons Bedding Company ("Simmons" or "the Company") is one of the largest bedding manufacturers in the United States of America. The Company operates in two business segments, (1) wholesale bedding and (2) retail bedding. The wholesale bedding segment consists of (i) the manufacture, sale and distribution of premium branded bedding products; (ii) the licensing of intellectual property to other manufacturers; and (iii) the sale of product returns, off-quality product and excess inventory through retail outlet stores. The retail bedding segment operates specialty sleep stores in California, Oregon and Washington that sell to consumers principally premium-branded bedding products.

     The Company manufactures mattresses, foundations and sleep accessories through its wholly-owned subsidiaries, The Simmons Manufacturing Co., LLC and Simmons Caribbean Bedding, Inc. Simmons and its subsidiaries sell to a diverse nationwide base of approximately 3,400 retail customers, representing over 11,000 outlets, including furniture stores, specialty sleep shops, department stores and rental stores.

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

     The financing for the Acquisition (including the refinancing of outstanding debt) was provided by (i) borrowings under a new $480.0 million Senior Secured Credit Facility, consisting of a $405 million term

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES loan facility and a $75.0 million revolving credit facility, which refinanced the Company's existing senior and subordinated loans, (ii) borrowings under a new $140.0 million senior unsecured term loan facility; (iii) issuance of $200.0 million senior subordinated notes; and (iv) $387.8 million of capital provided by Thomas H. Lee Equity Fund V, L.P. and its affiliates ("THL"), affiliates of Fenway and management of the Company.

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

     In connection with the Transactions, certain members of the Company's management deferred $19.8 million of their proceeds from the Acquisition into a deferred compensation plan of THL Holding. The deferred proceeds were deemed invested in Class A common stock of THL Holding ("Deemed Shares"). The Deemed Shares convert into cash or common stock of THL Holding based upon the outcome of certain events such as a change of control or initial public offering, or they will convert into common stock of THL Holding after ten years. The Deemed Shares have a put option that gives the holder the right for cash settlement under certain circumstances outside THL Holding's control. Accordingly, the deferred compensation plan has been recorded as a liability on THL Holding and is marked to market based upon a quarterly valuation of the common stock of THL Holding by Houlihan Lokey Howark & Zukin Financial Advisors, Inc., an independent valuation firm. The changes in the market value of the liability will be recorded as variable stock compensation expense of the Company. THL Holding is unable to repurchase Deemed Shares without receiving dividends from the Company. The Company's New Senior Credit Facility, Senior Unsecured Term Loan Facility, and indenture for the New Notes restrict the payment of dividends by the Company to THL Holding for the purchase of Deemed Shares.

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

     The purchase price allocation has not been finalized. A tentative allocation has been made using preliminary estimates of the values of the intangibles. Management is reviewing the category and classification of the intangible assets identified as definite and indefinite-lived as a result of the Acquisition. The valuation is expected to be completed in the second quarter of 2004. The Company does not expect the final valuation to have a material impact on previously reported operating results. Following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the Acquisition:

(IN THOUSANDS)
----------------------
Current assets..............................................   $  137,296
Property, plant and equipment...............................       54,446
Goodwill....................................................      792,230
Other assets................................................       50,385
Intangibles.................................................      159,511
                                                               ----------
Total assets acquired.......................................    1,193,868
                                                               ----------
Current liabilities.........................................      (91,765)
Acquisition costs...........................................      (24,939)
Non-current liabilities.....................................      (62,295)
                                                               ----------
Total liabilities assumed...................................     (178,999)
                                                               ----------
Deemed dividend.............................................      100,388
                                                               ----------
Purchase price..............................................   $1,115,257
                                                               ==========

     There were no pre-acquisition contingencies related to the Acquisition. Since the Acquisition was accounted for as a stock purchase, the respective tax basis of the assets and liabilities were not changed. As a result of the factors discussed above, the Company recognized $792.2 million of goodwill which was assigned to the wholesale and retail segments in the amounts of $773.1 million and $16.7 million, respectively.

     The following condensed pro forma disclosure for net sales and net income are based on the consolidated financial statements included elsewhere herein, adjusted to give effect to (i) the Acquisition; and (ii) the issuance of new debt (collectively the "Transactions"). These pro forma disclosures assume that the Transactions were consummated as of December 30, 2001 and December 29, 2002 and do not purport to be indicative of the results that would actually have been obtained if the Transactions had occurred on the date indicated or of the results that may be obtained in the future.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES

                                                        COMBINED   |   PREDECESSOR
PRO FORMA (IN THOUSANDS):                                 2003     |       2002
-------------------------                               --------   |   -----------
                                                                   |
Net sales.............................................  $806,333   |     $708,595
Net income (loss).....................................  $ 21,060   |     $ (6,562)

     For purposes of identification and description, Simmons Bedding Company is referred to as the "Predecessor" for the period prior to the Acquisition, the "Successor" for the period subsequent to the Acquisition, and the "Company" for both periods. For purposes of financial reporting, the period from December 29, 2002 through December 19, 2003 is referred to as "Predecessor '03" and the period from December 20, 2003 through December 27, 2003 is referred to as "Successor '03." The 2003 period including both Predecessor '03 and Successor '03 is referred to as "Combined '03."

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

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES

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

  FISCAL YEAR

     The Company operates on a 52/53 week fiscal year ending on the last Saturday in December. US GAAP does not permit the combining of Successor '03 and Predecessor '03. The Successor '03 is eight days and the Predecessor '03 is 11 months and 19 days. Fiscal years 2002 and 2001 comprised 52 weeks.

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

  SUPPLY AGREEMENTS

     The Company's wholesale segment from time to time enters into long-term supply agreements with its customers. Any initial cash outlay by the Company is capitalized and amortized as a reduction to revenue over the life of the contract and is ratably recoverable upon contract termination. Such capitalized amounts are included in other assets in the Company's consolidated balance sheets. Amortization expense related to these contracts was $0.2 million, $8.4 million, $4.6 million and $4.2 million in Successor '03, Predecessor '03, 2002 and 2001, respectively.

  PROPERTY, PLANT AND EQUIPMENT

     The Acquisition resulted in a new basis of the value of the Company's property, plant and equipment. Accordingly, property, plant and equipment were adjusted to their estimated fair value and estimated useful lives were adjusted. Depreciation expense is determined principally using the straight-line method over the estimated useful lives for financial reporting and accelerated methods for income tax purposes. Expenditures that substantially increase asset values or extend useful lives are capitalized. Expenditures for maintenance and repairs are expensed as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. Useful lives are generally as follows:

Buildings and improvements..................................  22 - 45 years
Leasehold improvements......................................   2 - 12 years
Machinery and equipment.....................................   2 - 15 years
Computers and software......................................   2 -  7 years

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES

  INTANGIBLE ASSETS

     Definite-lived intangible assets are amortized using the straight-line method, which the Company believes is most appropriate, over their estimated period of benefit, ranging from one to eleven years. Indefinite-lived intangible assets, such as goodwill, brands, trademarks and other indefinite-lived intangible assets that may be recognized upon completion of the Company's valuation of its intangible assets, are not amortized. The Company has tentatively identified and valued certain definite and indefinite-lived intangible assets based upon a preliminary valuation. The Company is in the process of finalizing the valuation. The final valuation could result in certain intangible assets preliminarily identified as indefinite-lived being classified as definite-lived and a different allocation of the purchase price within the identifiable intangible asset classification. The Company does not expect the final valuation to have a material impact on previously reported results.

     The Company evaluates indefinite-lived intangible assets, such as trademarks and brand names, for impairment at least annually or whenever events or circumstances indicate their carrying value might be impaired. In performing this assessment, management considers operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. The carrying value of an indefinite-lived intangible asset is considered impaired when its carrying value exceeds its fair market value. In such an event, an impairment loss is recognized equal to the amount of that excess. Fair value is determined primarily using either the projected cash flows discounted at a rate commensurate with the risk involved or an appraisal. The determination of fair value involves numerous assumptions by management, including expectations on possible variations in the amounts or timing of cash flow, the risk-free interest rate, and other factors considered in management's projected future operating results. The Company reviews the useful lives of indefinite-lived intangible assets every reporting period.

     The Company tests goodwill for impairment on an annual basis by comparing the fair value of the Company's reporting units to their carrying values. Fair value is determined by the assessment of future discounted cash flows. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors.

  IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews all of its long-lived assets for impairment whenever events or circumstances indicate their carrying value may not be recoverable. Management reviews whether there has been an impairment by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the asset. The factors considered by management in this assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. If an impairment is deemed to exist, management would record an impairment charge equal to the excess of the carrying value over the fair value of the impaired assets.

     As discussed in Note H to the consolidated financial statements, the Company recognized impairment charges related to its retail segment in 2002 and 2001 of $20.3 million and $7.9 million, respectively.

  DEBT ISSUANCE COSTS

     The Company capitalizes costs associated with the issuance of debt and amortizes the cost as additional interest expense over the lives of the debt using the effective interest rate method. Amortization expense of $0.1 million, $9.5 million (of which $7.1 million represented the remaining unamortized debt issuance costs related to debt repaid in connection with the Acquisition), $4.3 million and $2.5 million for Successor '03, Predecessor '03, 2002 and 2001, respectively, is included as a non-cash component of interest expense in the accompanying Consolidated Statements of Operations.

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

  REVENUE RECOGNITION

     The Company's wholesale segment recognizes revenue, net of estimated returns, when title and risk of ownership passes, which is generally upon delivery of shipments. An insignificant portion of the Company's wholesale segment revenue is derived from inventory held on consignment with certain customers. The Company recognizes revenue on inventory held on consignment when the title and risk of ownership have transferred to the customer, which is when the inventory held on consignment is used. The Company accrues for estimated costs of warranties, co-op advertising costs, promotional monies and cash discounts at the time the corresponding sales are recognized. Sales are presented net of cash discounts, rebates, returns and certain consideration provided to customers such as co-operative advertising costs, promotional monies and amortization of supply agreements. The Company uses historical trend information regarding returns to reduce sales for estimated future returns. The Company provides an allowance for bad debts for estimated uncollectible accounts receivable, which is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES

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

     Because of the Company's obligation to repurchase shares from the ESOP under certain circumstances for their then current fair value, the Company has classified the redemption value of such shares in the accompanying consolidated balance sheets as redemption obligation -- ESOP as of December 28, 2002, respectively. In connection with the Acquisition, the Company repurchased 3,382,739.58 shares of the Company held by the ESOP for $95.9 million which satisfied the redemption obligation.

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

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES

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

     The Company's retail segment records advertising costs, including promotional materials, and media production costs to expense as incurred. Costs for placement of advertisements and airtime are charged to expense once broadcast. Retail segment advertising expense, net of co-operative advertising receipts, aggregated $0.1 million, $3.1 million, $3.6 million and $4.4 million for Successor '03, Predecessor '03, 2002 and 2001, respectively. Co-operative advertising receipts are recognized when vendor product is purchased. Co-operative advertising receipts were not material, $2.9 million, $2.6 million and $1.9 million for Successor '03, Predecessor '03, 2002 and 2001, respectively.

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

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES

The following table presents a reconciliation of the Company's warranty liability at December 27, 2003 for Successor '03, Predecessor '03, 2002 and 2001 (amounts in thousands):

                                                                                                    DECEMBER 28,     DECEMBER 29,
                                                               SUCCESSOR '03    PREDECESSOR '03         2002             2001
                                                               -------------    ---------------     ------------     ------------
Balance at beginning of period..............................      $ 3,680           $ 3,434           $ 3,162          $ 2,651
Additional warranties issued................................           16             3,850             3,009            4,461
Warranty settlements........................................          (27)           (3,580)           (2,984)          (4,653)
Revisions of estimate.......................................          134               (24)              247              703
                                                                  -------           -------           -------          -------
Balance at end of period....................................      $ 3,803           $ 3,680           $ 3,434          $ 3,162
                                                                  =======           =======           =======          =======

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

     The Company's wholesale bedding segment manufactures and markets sleep products, including mattresses and foundations to retail establishments primarily in the U.S. The wholesale bedding segment performs periodic credit evaluations of its customers' financial condition and generally does not, in most cases, require collateral. Shipments to the wholesale bedding segment's five largest customers aggregated approximately 19%, 17% and 17% of total wholesale shipments for each of 2003, 2002 and 2001, respectively, and no single customer accounted for over 10% of the wholesale bedding segment's net sales.

     Purchases of raw materials from one vendor represented approximately 21%, 21% and 20% of the wholesale bedding segment cost of products sold for 2003, 2002 and 2001, respectively. The wholesale bedding segment also primarily utilizes two third-party logistics providers which, in the aggregate, accounted for 74%, 66% and 63% of outbound wholesale shipments in 2003, 2002 and 2001, respectively.

  ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), principally to provide guidance on the identification of entities for which control is

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 was effective for the Company's first quarter 2003 with transitional disclosure required with these financial statements. The Company does not have any variable interest entities.

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

NOTE C -- SEGMENT INFORMATION

     Operating segments are generally organized internally by whether the products are sold to a reseller or to an end consumer. The Company operates in two business segments, (1) wholesale bedding and (2) retail bedding. The wholesale bedding segment consists of (i) the manufacture, sale and distribution of premium branded bedding products; (ii) the licensing of intellectual property to companies that manufacture and sell products which complement the bedding products manufactured by the Company; and (iii) the sale of product returns, off-quality product and excess inventory through retail outlet stores. The retail bedding segment operates specialty sleep stores in California, Oregon and Washington, that sell to consumers principally premium branded bedding products.

     The Company is currently pursuing the sale of one of its retail bedding subsidiaries, Mattress Gallery, and has classified the assets and liabilities for Mattress Gallery as held for sale in the accompanying balance sheets. The Company has not reflected the results of operations for Mattress Gallery as discontinued operations since the Company believes it will have an ongoing interest in the cash flows of the operations through a long-term supply agreement (see Note D to the consolidated financial statements for further explanation).

     The Company evaluates performance and allocates resources based on net sales and Adjusted EBITDA. Adjusted EBITDA differs from the term "EBITDA" as it is commonly used. In addition to adjusting net income to exclude interest expense, income taxes, depreciation and amortization, Adjusted EBITDA also adjusts net income by excluding items or expenses not typically excluded in the calculation of "EBITDA" such as management fees, variable stock compensation expense, and other unusual or non-recurring items as defined by the Company's new Senior Credit Facility. Management believes the aforementioned approach is the most informative representation of how management evaluates performance. Adjusted EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

     The following table summarizes segment information as of and for the Successor '03, Predecessor '03, December 28, 2002 and December 29, 2001:

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES

                                                          SUCCESSOR 2003
                                         ------------------------------------------------
                                         WHOLESALE
                                          BEDDING     RETAIL    ELIMINATIONS     TOTALS
                                         ----------   -------   ------------   ----------
                                                          (IN THOUSANDS)
Net sales to external customers........  $    6,509   $ 2,208     $     --     $    8,717
Intersegment net sales.................         346        --         (346)            --
Adjusted EBITDA........................        (826)      (85)         307           (604)
Segment assets.........................   1,142,939    38,638        1,542      1,183,119
Depreciation and amortization
  expense..............................         638        18           --            656
Expenditures for long-lived assets.....          --        --           --             --
Reconciliation of EBITDA and Adjusted
  EBITDA to net income (loss):
  Net income (loss)....................  $   (6,824)  $  (673)    $    307     $   (7,190)
  Depreciation and amortization........         638        18           --            656
  Income taxes.........................        (827)       --           --           (827)
  Interest expense, net................       4,657         4           --          4,661
  Interest income......................           4        --           --              4
                                         ----------   -------       ------     ----------
  EBITDA...............................      (2,352)     (651)         307         (2,696)
  Transaction related expenditures,
    including cost of products sold....       1,161       566           --          1,727
  Plant opening, closing charges.......         286        --           --            286
  Management fees......................          49        --           --             49
  Other expense........................          30        --           --             30
                                         ----------   -------       ------     ----------
  Adjusted EBITDA......................  $     (826)  $   (85)      $  307     $     (604)
                                         ==========   =======       ======     ==========

                                                          PREDECESSOR 2003
                                         ------------------------------------------------
                                         WHOLESALE
                                          BEDDING     RETAIL    ELIMINATIONS     TOTALS
                                         ----------   -------   ------------   ----------
                                                          (IN THOUSANDS)
Net sales to external customers........  $  701,935   $95,681     $     --     $  797,616
Intersegment net sales.................      32,228        --      (32,228)            --
Adjusted EBITDA........................     120,583     5,135         (818)       124,900
Depreciation and amortization
  expense..............................      21,464       595           --         22,059
Expenditures for long-lived assets.....       7,130     1,661           --          8,791
Reconciliation of EBITDA and Adjusted
  EBITDA to net income (loss):
  Net income (loss)....................  $  (35,169)  $ 1,891     $   (818)    $  (34,096)
  Depreciation and amortization........      21,464       595           --         22,059
  Income taxes.........................      (8,845)       --           --         (8,845)
  Interest expense, net................      44,408       684           --         45,092
  Interest income......................         197        --           --            197
                                         ----------   -------       ------     ----------
  EBITDA...............................      22,055     3,170         (818)        24,407
  Variable stock compensation expense..      68,415        --           --         68,415
  Transaction related expenditures,
    including cost of products sold....      22,190       209           --         22,399
  Plant opening, closing charges.......       4,137        --           --          4,137
  Litigation and insurance.............       1,894        --           --          1,894
  Non-recurring retail segment charges.          --       432           --            432
  Management fees......................       1,513     1,331           --          2,844
  Other expense........................         379        (7)          --            372
                                         ----------   -------       ------     ----------
  Adjusted EBITDA......................  $  120,583   $ 5,135       $ (818)    $  124,900
                                         ==========   =======       ======     ==========

                                                         DECEMBER 28, 2002
                                         ------------------------------------------------
                                         WHOLESALE
                                          BEDDING     RETAIL    ELIMINATIONS     TOTALS
                                         ----------  --------   ------------   ----------
                                                          (IN THOUSANDS)
Net sales to external customers........   $636,826   $ 71,769     $     --     $  708,595
Intersegment net sales.................     22,131         --      (22,131)            --
Adjusted EBITDA........................    104,347       (460)        (990)       102,897
Segment assets.........................    405,298     39,733      (34,000)       411,031
Depreciation and amortization
  expense..............................     18,147      1,371         (468)        19,050
Goodwill impairment....................         --     20,285           --         20,285
Expenditures for long-lived assets.....      6,323      1,638           --          7,961
Reconciliation of EBITDA and Adjusted
  EBITDA to net income (loss):
  Net income (loss)....................   $ 26,901   $(26,990)    $   (522)    $     (611)
  Depreciation and amortization........     18,147     21,656         (468)        39,335
  Income taxes.........................     12,005         --           --         12,005
  Interest expense, net................     29,558      2,442           --         32,000
  Interest income......................        193         --           --            193
                                          --------   --------       ------     ----------
  EBITDA...............................     86,804     (2,892)        (990)        82,922
  Variable stock compensation expense..     15,561         --           --         15,561
  Litigation and insurance.............      1,304         --           --          1,304
  Non-recurring retail segment charges.         --        148           --            148
  Management fees......................         69      2,284           --          2,353
  Other expense........................        609         --           --            609
                                          --------   --------       ------     ----------
  Adjusted EBITDA......................   $104,347   $   (460)      $ (990)    $  102,897
                                          ========   ========       ======     ==========

                                                         DECEMBER 29, 2001
                                         ------------------------------------------------
                                         WHOLESALE
                                          BEDDING     RETAIL    ELIMINATIONS     TOTALS
                                         ----------  --------   ------------   ----------
                                                          (IN THOUSANDS)
Net sales to external customers........   $577,793   $ 77,416     $     --     $  655,209
Intersegment net sales.................     24,301         --      (24,301)            --
Adjusted EBITDA........................     86,422       (534)         350         86,238
Segment assets.........................    402,666     58,712      (29,203)       432,175
Depreciation and amortization
  expense..............................     22,823      4,578          428         27,829
Goodwill impairment....................         --      7,882           --          7,882
Expenditures for long-lived assets.....      4,957        772           --          5,729
Reconciliation of EBITDA and Adjusted
  EBITDA to net income (loss):
  Net income (loss)....................   $  9,175   $(18,734)    $    (78)    $   (9,637)
  Depreciation and amortization........     22,823     12,460          428         35,711
  Income taxes.........................     (7,676)        --           --         (7,676)
  Interest expense, net................     36,525      2,925           --         39,450
  Interest income......................        521         --           --            521
                                          --------   --------       ------     ----------
  EBITDA...............................     61,368     (3,349)         350         58,369
  Variable stock compensation expense..     14,847         --           --         14,847
  Bad debt expense.....................      4,391         --           --          4,391
  Litigation and insurance.............       (409)        --           --           (409)
  Non-recurring operational and retail
    segment charges....................      2,107      2,211           --          4,318
  Management fees......................      2,160        604           --          2,764
  Other expense........................      1,958         --           --          1,958
                                          --------   --------       ------     ----------
  Adjusted EBITDA......................   $ 86,422   $   (534)      $  350     $   86,238
                                          ========   ========       ======     ==========

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES

     In the "Eliminations" column of each period presented above, the segment assets consists primarily of investments in subsidiaries, receivables and payables and gross wholesale bedding profit in ending retail

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES inventory. The segment Adjusted EBITDA has been adjusted to eliminate the wholesale bedding profit in ending retail inventory.

NOTE D -- ASSETS/LIABILITIES HELD FOR SALE

     In April 2003, the Company initiated a sales process of its retail operations. Following the Acquisition, the Board of Directors decided to continue a sales process for the Gallery Corp. ("Mattress Gallery") retail operations in California and to continue to operate the Company's Sleep Country Oregon and Washington retail operations. The Company has identified a potential buyer of Mattress Gallery and anticipates a closing in the second quarter of 2004.

     In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reflected assets and liabilities for Mattress Gallery as held for sale in the consolidated balance sheets. The Company has not reflected the results of operations for its Mattress Gallery as discontinued operations since the Company believes it will have an ongoing interest in the cash flows of the operations through a long-term supply agreement. Mattress Gallery had net sales and adjusted EBITDA of $0.9 million and $0.1 million, respectively, for the Successor '03 period and net sales and adjusted EBITDA of $40.0 million and $1.0 million, respectively for the Predecessor '03 period.

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
                                                               ======

     The carrying amounts of the major classes of assets and liabilities of Mattress Gallery were adjusted to reflect their estimated disposal value in connection with the purchase price allocation related to the transactions.

NOTE E -- EMPLOYEE STOCK OWNERSHIP PLAN

     Prior to the Acquisition, the Company was structured so that many employees of the Company had a beneficial ownership interest in the stock of the Company through their participation in the ESOP. Through 2002, the Company made annual contributions to the ESOP in an amount up to 25% of eligible participant compensation, subject to certain limitations and conditions. The ESOP used all such contributions to repay the ESOP loan. As a result, there were no cash costs associated with the contributions to the ESOP. Following 2002, no further Company contributions were made to the ESOP.

     ESOP assets are held in trust by State Street Bank and Trust Company, the ESOP trustee. Prior to repayment of the ESOP loan in full in 2002, the ESOP shares were held in a suspense account and were released to the ESOP participants' accounts based on debt service. In 2001, 988,124 shares were released to participants' accounts for the 2000 ESOP allocation. In 2002, 298,006 shares were released to participants'

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES accounts for the 2001 ESOP allocation. At December 28, 2002, all shares of the Company's common stock in the ESOP were allocated, resulting in no further scheduled allocation of shares to participants.

     Under the provisions of the ESOP, the Company was obligated to repurchase participant shares distributed under the terms of the ESOP, as long as the shares were not publicly traded or the shares were subject to trading limitations. The Company regularly repurchased shares from the ESOP to provide liquidity for cash distributions. Prior to the Acquisition, the Company repurchased approximately 26,065 shares and 29,345 shares from the ESOP in 2003 and 2002, respectively, at an average price of $17.8891 and $15.2038 per share, respectively. The ESOP held 3,414,300 shares as of December 28, 2002. In connection with the Acquisition, the Company repurchased 3,382,740 shares of the Company held by the ESOP for $95.9 million which satisfied the redemption obligation.

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
                                                               =======  |   =======

     Depreciation expense for the Successor '03, Predecessor '03, 2002 and 2001 was $0.3 million, $21.8 million, $13.7 million and $12.2 million, respectively.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES

NOTE H -- GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangible assets consisted of the following as of December 27, 2003 and December 28, 2002 (dollar amounts in thousands):

                                                     2003                            2002
                              WEIGHTED   -----------------------------   -----------------------------
                              AVERAGE    GROSS CARRYING   ACCUMULATED    GROSS CARRYING   ACCUMULATED
                                LIFE         AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                              --------   --------------   ------------   --------------   ------------
Definite-lived intangible
  assets:
  Patents...................     10         $29,994          $ (66)         $17,647         $(17,049)
  Customer contracts........     11          20,078            (40)              --               --
  Licenses..................      6          15,370            (56)             398               (8)
  Contract sales............      4           8,823            (48)              --               --
  Employment contracts......      3           3,367            (25)              --               --
  Equipment leases..........      1             660            (14)              --               --
  Software..................      2           2,249            (25)              --               --
  Non-complete agreements...      2           2,838            (32)           1,100             (568)
                                            -------          -----          -------         --------
                                            $83,379          $(306)         $19,145         $(17,625)
                                            =======          =====          =======         ========
Indefinite-lived intangible
  assets:
  Brands....................                $43,505                         $    --
  Trademarks................                 29,573                           5,723
  Supplier lists............                  2,567                              --
  Domain names..............                    480                              --
                                            -------                         -------
                                            $76,125                         $ 5,723
                                            =======                         =======

     On December 30, 2001 (the first day of fiscal year 2002), the Company adopted SFAS 142 and ceased to amortize goodwill. Additionally, during 2002 the Company acquired $5.7 million trademarks which the Company determined to be indefinite-lived. As required by SFAS 142, the Company reassessed the expected useful lives of existing intangible assets. This reassessment resulted in no changes to the expected useful lives of the Company's patents and licenses.

     As a result of the Acquisition, the Company recorded additions of $150.8 million in intangible assets based upon preliminary valuations. In conjunction with the Acquisition, the Company conducted a preliminary review of its identifiable intangibles, and initially determined that $76.1 million as detailed above meet the definition of an indefinite-lived intangible in accordance with the criteria outlined in SFAS 142. The Company expects the final valuation to be completed in the second quarter of 2004. The final valuation could result in certain intangible assets preliminarily identified as indefinite-lived being reclassified as definite-lived, and a different allocation of the purchase price within the identifiable intangible asset classification. The Company expects supplier lists to be classified as definite-lived in the final valuation.

     The amortization expense for definite-lived intangible assets for the periods from December 20, 2003 through December 27, 2003 and from December 29, 2002 through December 19, 2003 was $0.3 million in

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES each period. The estimated amortization expense for definite-lived intangible assets for the next five years is as follows (amount in thousands):

2004........................................................  $13,895
2005........................................................  $13,194
2006........................................................  $10,714
2007........................................................  $ 9,592
2008........................................................  $ 7,386

     As it relates to brands, trademarks and domain names, the Company expects both the renewal by the granting authorities and the cash flows generated from these intangible assets to continue indefinitely. As it relates to supplier list, the Company expects the substantial volume discounts and high level of quality from the select group of suppliers will continue indefinitely.

     Additionally for the indefinite lived intangibles, the Company will perform an annual valuation of the factors supporting the criteria for classification as indefinite lived. Also as required by SFAS 142, the Company reviews its definite lived intangible assets estimated useful lives on an annual basis.

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
                                                 =======     ========     =====   =======

     In connection with the acquisition of substantially all of the retail store locations and other assets of H&H Sleep Centers, Inc. ("H&H") and CBMC Corp. ("CBMC") by Mattress in 2000, the Company recorded $16.1 million of goodwill. This represented the excess of the purchase price over the fair value of assets acquired and was being amortized on a straight line basis over a twenty year period. Due to various Mattress Gallery operating factors, in the fourth quarter of 2001 the Company reviewed the carrying value of Mattress Gallery's goodwill in accordance with the Company's accounting policies and recorded an impairment charge of $7.9 million to write down the Mattress Gallery goodwill to its estimated market value. There were no goodwill additions for the year ended December 28, 2002.

     As part of the adoption of SFAS 142, the Company performed initial valuations during the first quarter 2002 to determine if any impairment of goodwill and indefinite-lived intangibles existed and determined that no impairment of goodwill and indefinite-lived intangible assets existed. In accordance with SFAS 142, goodwill was again tested at December 28, 2002 for impairment by comparing the fair value of the Company's reporting units to their carrying values. Fair values were determined by the assessment of future discounted cash flows. As noted in the following paragraph, based upon the impairment test performed, a goodwill impairment charge was recorded in 2002 for the Company's retail segment. This impairment test will be performed each year on the last day of the Company's fiscal year unless circumstances or events necessitate an evaluation at an interim date. Additionally for the indefinite lived intangibles, the Company will perform an annual valuation of the factors supporting the criteria for classification as indefinite lived. Also as required by SFAS 142, the Company reviews its definite lived intangible assets estimated useful lives on an annual basis.

     In connection with the acquisition of 51 retail store locations and other stock of Sleep Country USA, Inc., Sleep Country of Oregon, Inc. and Sleep Train, Inc. by Sleep Country in 2000, the Company recorded $40.5 million of goodwill. The goodwill represented the excess of the purchase price over the fair value of

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES assets acquired and was being amortized on a straight line basis over a fifteen year period prior to the adoption of SFAS 142. In the fourth quarter of 2002, Sleep Country recognized a goodwill impairment of $20.3 million. The review of the goodwill for impairment was necessary due to the continued weakness in the retail economy and the failure of Sleep Country to reach the sales and profit levels included in its original impairment test as of January 1, 2002.

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
                                                              ========  |  ========

     In connection with the Acquisition on December 19, 2003, the Company entered into a new Senior Credit Facility (the "New Senior Credit Facility"), a Senior Unsecured Term Loan Facility and issued 7.875% Senior Subordinated Notes, the aggregate proceeds of which repaid the outstanding amounts under the old senior credit facility, notes payable to former shareholders, a junior subordinated payment-in-kind note and a portion of the Company's 10.25% Senior Subordinated Notes.

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

     As of December 27, 2003, the Company had availability to borrow $61.2 million under the Revolving Loan Facility after giving effect to $3.3 million of borrowings and $10.5 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the Revolving Loan Facility may be utilized to meet the Company's current working capital

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the Revolving Loan Facility to fund distributions, acquisitions and capital expenditures.

     The Senior Unsecured Term Loan Facility which provides for a $140.0 million Senior Unsecured Term Loan. The Senior Unsecured Term loan has a final scheduled maturity date of June 17, 2012.

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

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES

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

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
        FOR THE PERIOD FROM DECEMBER 20, 2003 THROUGH DECEMBER 27, 2003
                                 (IN THOUSANDS)

                                          NEW ISSUER AND
                                            GUARANTORS
                                      ----------------------
                                      SIMMONS       NEW          NEW NON-
                                      BEDDING    GUARANTOR      GUARANTOR
                                      COMPANY   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                      -------   ------------   ------------   ------------   ------------
Net sales...........................  $(1,363)     $9,946          $134          $  --         $ 8,717
Cost of goods sold..................       26       7,472            98             --           7,596
                                      -------      ------          ----          -----         -------
     Gross margin...................   (1,389)      2,474            36             --           1,121
                                      -------      ------          ----          -----         -------
Operating expenses:
  Selling, general and
     administrative expenses........    2,262       2,090            90             --           4,442
  Amortization of intangible
     assets.........................      305           6            --             --             311
  Intercompany fees.................      126        (134)            8             --              --
  Licensing fees....................       --        (276)           --             --            (276)
                                      -------      ------          ----          -----         -------
                                        2,693       1,686            98             --           4,477
                                      -------      ------          ----          -----         -------
     Operating income (loss)........   (4,082)        788           (62)            --          (3,356)
Interest expense, net...............    4,537         123             1             --           4,661
Income from subsidiaries............     (246)         --            --            246              --
                                      -------      ------          ----          -----         -------
     Income (loss) before income
       taxes........................   (8,373)        665           (63)          (246)         (8,017)
Income tax expense (benefit)........   (1,183)        355             1             --            (827)
                                      -------      ------          ----          -----         -------
     Net income (loss)..............  $(7,190)     $  310          $(64)         $(246)        $(7,190)
                                      =======      ======          ====          =====         =======

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
        FOR THE PERIOD FROM DECEMBER 29, 2002 THROUGH DECEMBER 19, 2003
                                 (IN THOUSANDS)

                                         NEW ISSUER AND
                                           GUARANTORS
                                    ------------------------
                                     SIMMONS        NEW          NEW NON-
                                     BEDDING     GUARANTOR      GUARANTOR
                                     COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                    ---------   ------------   ------------   ------------   ------------
Net sales.........................  $ (46,100)    $832,212       $11,504        $     --       $797,616
Cost of goods sold................      1,116      400,774         8,191              --        410,081
                                    ---------     --------       -------        --------       --------
     Gross margin.................    (47,216)     431,438         3,313              --        387,535
                                    ---------     --------       -------        --------       --------
Operating expenses:
  Selling, general and
     administrative expenses......    257,517      113,269         2,254              --        373,040
  Amortization of intangible
     assets.......................         --          306            --              --            306
  Transaction expenses............     22,399           --            --              --         22,399
  Intercompany fees...............   (255,065)     254,101           964                             --
  Licensing fees..................     (1,007)      (8,649)         (705)             --        (10,361)
                                    ---------     --------       -------        --------       --------
                                       23,844      359,027         2,513              --        385,384
                                    ---------     --------       -------        --------       --------
     Operating income (loss)......    (71,060)      72,411           800              --          2,151
Interest expense, net.............     44,003        1,079            10              --         45,092
Income from subsidiaries..........    (47,142)          --            --          47,142             --
                                    ---------     --------       -------        --------       --------
     Income (loss) before income
       taxes......................    (67,921)      71,332           790         (47,142)       (42,941)
Income tax expense (benefit)......    (33,825)      24,734           246              --         (8,845)
                                    ---------     --------       -------        --------       --------
     Net income (loss)............  $ (34,096)    $ 46,598       $   544        $(47,142)      $(34,096)
                                    =========     ========       =======        ========       ========

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 29, 2002
                                 (IN THOUSANDS)

                                         NEW ISSUER AND
                                           GUARANTORS
                                    ------------------------
                                     SIMMONS        NEW          NEW NON-
                                     BEDDING     GUARANTOR      GUARANTOR
                                     COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                    ---------   ------------   ------------   ------------   ------------
Net sales.........................  $ (48,065)    $743,047       $13,613        $     --       $708,595
Cost of goods sold................        492      360,019         9,106              --        369,617
                                    ---------     --------       -------        --------       --------
     Gross margin.................    (48,557)     383,028         4,507              --        338,978
                                    ---------     --------       -------        --------       --------
Operating expenses:
  Selling, general and
     administrative expenses......    184,262       97,289         2,613              --        284,164
  Goodwill impairment.............         --       20,285            --              --         20,285
  Amortization of intangible
     assets.......................         --          981           265              --          1,246
  Intercompany fees...............   (260,419)     259,321         1,098              --             --
  Licensing fees..................       (874)      (7,633)         (495)             --         (9,002)
                                    ---------     --------       -------        --------       --------
                                      (77,031)     370,243         3,481              --        296,693
                                    ---------     --------       -------        --------       --------
     Operating income.............     28,474       12,785         1,026              --         42,285
Interest expense, net.............     29,142        2,827            31              --         32,000
Income from subsidiaries..........      1,024           --            --          (1,024)            --
                                    ---------     --------       -------        --------       --------
     Income before income taxes...     (1,692)       9,958           995           1,024         10,285
Income tax expense (benefit)......     (1,081)      12,569           517              --         12,005
                                    ---------     --------       -------        --------       --------
     Income (loss) before minority
       interest...................       (611)      (2,611)          478           1,024         (1,720)
                                    ---------     --------       -------        --------       --------
Minority interest in loss.........         --       (1,109)           --              --         (1,109)
                                    ---------     --------       -------        --------       --------
     Net income (loss)............  $    (611)    $ (1,502)      $   478        $  1,024       $   (611)
                                    =========     ========       =======        ========       ========

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 28, 2001
                                 (IN THOUSANDS)

                                         NEW ISSUER AND
                                           GUARANTORS
                                    ------------------------
                                     SIMMONS        NEW          NEW NON-
                                     BEDDING     GUARANTOR      GUARANTOR
                                     COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                    ---------   ------------   ------------   ------------   ------------
Net sales.........................  $ 590,573     $ 53,385       $11,251        $     --       $655,209
Cost of goods sold................    357,044       15,371         6,716              --        379,131
                                    ---------     --------       -------        --------       --------
     Gross margin.................    233,529       38,014         4,535              --        276,078
                                    ---------     --------       -------        --------       --------
Operating expenses:
  Selling, general and
     administrative expenses......    195,032       43,290         3,478              --        241,800
  ESOP expense....................      2,816           --            --              --          2,816
  Goodwill impairment.............         --        7,882            --              --          7,882
  Amortization of intangible
     assets.......................      7,472        3,859            83              --         11,414
  Licensing fees..................     (9,075)          --          (426)                        (9,501)
                                    ---------     --------       -------        --------       --------
                                      196,245       55,031         3,135              --        254,411
                                    ---------     --------       -------        --------       --------
     Operating income.............     37,284      (17,017)        1,400              --         21,667
Interest expense, net.............     36,407        2,925           118              --         39,450
Income from subsidiaries..........     18,686           --            --         (18,686)            --
                                    ---------     --------       -------        --------       --------
     Income before income taxes...    (17,809)     (19,942)        1,282          18,686        (17,783)
Income tax expense (benefit)......     (8,172)          --           496              --         (7,676)
                                    ---------     --------       -------        --------       --------
     Income (loss) before minority
       interest...................     (9,637)     (19,942)          786          18,686        (10,107)
                                    ---------     --------       -------        --------       --------
Minority interest in loss.........         --         (470)           --              --           (470)
                                    ---------     --------       -------        --------       --------
     Net income (loss)............  $  (9,637)    $(19,472)      $   786        $ 18,686       $ (9,637)
                                    =========     ========       =======        ========       ========

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

              SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEETS
                            AS OF DECEMBER 27, 2003
                                 (IN THOUSANDS)



                                       NEW ISSUER AND
                                         GUARANTORS
                                  -------------------------
                                   SIMMONS         NEW          NEW NON-
                                   BEDDING      GUARANTOR       GUARANTOR                    CONSOLIDATED
                                   COMPANY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS      TOTAL
                                  ----------   ------------   -------------   ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents....  $      615     $    667        $ 2,388       $      --      $    3,670
   Accounts receivable..........         784       62,934          2,150              --          65,868
   Inventories..................          --       30,495            860              --          31,355
   Other........................       9,898       20,795          1,460              --          32,153
                                  ----------     --------        -------       ---------      ----------
Total current assets............      11,297      114,891          6,858              --         133,046
                                  ----------     --------        -------       ---------      ----------
Property, plant and equipment,
  net...........................       9,500       39,353          4,375              --          53,228
Goodwill and other intangibles,
  net...........................     926,090       25,338             --              --         951,428
Other assets....................      22,722       22,695             --              --          45,417
Net investment in and advances
  to subsidiaries...............     164,895       54,868             --        (219,763)             --
                                  ----------     --------        -------       ---------      ----------
                                  $1,134,504     $257,145        $11,233       $(219,763)     $1,183,119
                                  ==========     ========        =======       =========      ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Current maturities of
     long-term debt.............  $    8,322     $    958        $   232       $      --      $    9,512
   Accounts payable and accrued
     liabilities................      12,428       79,535          4,005              --          95,968
                                  ----------     --------        -------       ---------      ----------
   Total current liabilities....      20,750       80,493          4,237              --         105,480
                                  ----------     --------        -------       ---------      ----------
Long-term debt..................     745,238       13,575          1,928              --         760,741
Deferred income taxes...........      24,545       (1,222)           396              --          23,719
Other long-term liabilities.....       9,532        2,955            415              --          12,902
Net due to subsidiaries.........      54,162           --            706         (54,868)             --
                                  ----------     --------        -------       ---------      ----------
   Total liabilities............     854,227       95,801          7,682         (54,868)        902,842
                                  ----------     --------        -------       ---------      ----------
Stockholder's equity............     280,277      161,344          3,551        (164,895)        280,277
                                  ----------     --------        -------       ---------      ----------
                                  $1,134,504     $257,145        $11,233       $(219,763)     $1,183,119
                                  ==========     ========        =======       =========      ==========


              SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEETS
                            AS OF DECEMBER 28, 2002
                                 (IN THOUSANDS)

                                        NEW ISSUER AND
                                          GUARANTORS
                                    -----------------------
                                    SIMMONS        NEW          NEW NON-
                                    BEDDING     GUARANTOR       GUARANTOR                    CONSOLIDATED
                                    COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS      TOTAL
                                    --------   ------------   -------------   ------------   ------------
ASSETS
Current assets:
    Cash and cash equivalents.....  $  2,316     $  2,821        $ 1,971       $      --       $  7,108
    Accounts receivable...........       271       63,581          3,563              --         67,415
    Inventories...................        --       22,632            840              --         23,472
    Other.........................     8,028       23,679          1,224              --         32,931
                                    --------     --------        -------       ---------       --------
Total current assets..............    10,615      112,713          7,598              --        130,926
                                    --------     --------        -------       ---------       --------
Property, plant and equipment,
  net.............................    10,435       27,637          3,240              --         41,312
Goodwill and other intangibles,
  net.............................   165,519       22,503             --              --        188,022
Other assets......................    57,297       (6,553)            27              --         50,771
Net investment in and advances
  to subsidiaries.................    58,608      115,474          1,211        (175,293)            --
                                    --------     --------        -------       ---------       --------
                                    $302,474     $271,774        $12,076       $(175,293)      $411,031
                                    ========     ========        =======       =========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current maturities of
      long-term debt..............  $  2,774     $ 19,113        $   238       $      --       $ 22,125
    Accounts payable and accrued
      liabilities.................    43,608       59,551          2,687              --        105,846
                                    --------     --------        -------       ---------       --------
    Total current liabilities.....    46,382       78,664          2,925              --        127,971
                                    --------     --------        -------       ---------       --------
Long-term debt....................   245,201       21,296          2,160              --        268,657
Other long-term liabilities.......    31,009        3,037            475              --         34,521
                                    --------     --------        -------       ---------       --------
    Total liabilities.............   322,592      102,997          5,560                        431,149
                                    --------     --------        -------       ---------       --------
Redemption obligation -- ESOP.....    61,218           --             --              --         61,218
                                    --------     --------        -------       ---------       --------
Stockholder's equity (deficit)....   (81,336)     168,777          6,516        (175,293)       (81,336)
                                    --------     --------        -------       ---------       --------
                                    $302,474     $271,774        $12,076       $(175,293)      $411,031
                                    ========     ========        =======       =========       ========


         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE PERIOD FROM DECEMBER 20, 2003 THROUGH DECEMBER 27, 2003
                                 (IN THOUSANDS)

                                             NEW ISSUER AND
                                               GUARANTORS
                                        ------------------------
                                         SIMMONS        NEW          NEW NON-
                                         BEDDING     GUARANTOR       GUARANTOR
                                         COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        ---------   ------------   -------------   ------------   ------------
Net cash provided by (used in)
  operating activities................  $  (4,624)    $    991        $   140        $     --      $  (3,493)
                                        ---------     --------        -------        --------      ---------
Cash flows from investing activities:
  Payments to the sellers.............   (697,883)          --             --              --       (697,883)
  Payments to option holders..........    (73,545)          --             --              --        (73,545)
  Payment of acquisition costs........    (44,452)          --             --              --        (44,452)
                                        ---------     --------        -------        --------      ---------
  Net cash used in investing
     activities.......................   (815,880)          --             --              --       (815,880)
                                        ---------     --------        -------        --------      ---------
Cash flows from financing activities:
  Borrowings on long-term
     obligations......................    525,020           --             --              --        525,020
  Equity transactions.................    327,553           --             --              --        327,553
  Debt issuance costs.................    (31,090)          --             --              --        (31,090)
                                        ---------     --------        -------        --------      ---------
Net cash provided by financing
  activities..........................    821,483           --             --              --        821,483
                                        ---------     --------        -------        --------      ---------
Net effect of exchange rate change....         --           --             17              --             17
Change in cash and cash equivalents...        979          991            157              --          2,127
Cash and cash equivalents:
     Beginning of period..............       (364)        (324)         2,231              --          1,543
                                        ---------     --------        -------        --------      ---------
     End of period....................  $     615     $    667        $ 2,388        $     --      $   3,670
                                        =========     ========        =======        ========      =========


         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE PERIOD FROM DECEMBER 29, 2002 THROUGH DECEMBER 19, 2003
                                 (IN THOUSANDS)

                                             NEW ISSUER AND
                                               GUARANTORS
                                        ------------------------
                                         SIMMONS        NEW          NEW NON-
                                         BEDDING     GUARANTOR       GUARANTOR
                                         COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        ---------   ------------   -------------   ------------   ------------
Net cash provided by operating
  activities..........................  $  35,222     $ 21,493        $ 3,314        $     --      $  60,029
                                        ---------     --------        -------        --------      ---------
Cash flows from investing activities:
  Purchase of property, plant and
     equipment, net...................     (4,657)      (4,057)           (39)             --         (8,753)
  Purchase of intangible assets.......         --       (1,720)            --                         (1,720)
                                        ---------     --------        -------        --------      ---------
  Net cash used in investing
     activities.......................     (4,657)      (5,777)           (39)             --        (10,473)
                                        ---------     --------        -------        --------      ---------
Cash flows from financing activities:
  Repayment of long-term
     obligations......................    (28,846)     (18,861)          (238)             --        (47,945)
  Equity transactions.................     (4,399)          --         (2,984)             --         (7,383)
                                        ---------     --------        -------        --------      ---------
Net cash used in financing
  activities..........................    (33,245)     (18,861)        (3,222)             --        (55,328)
                                        ---------     --------        -------        --------      ---------
Net effect of exchange rate change....         --           --            207                            207
Change in cash and cash equivalents...     (2,680)      (3,145)           260              --         (5,565)
Cash and cash equivalents:
     Beginning of period..............      2,316        2,821          1,971              --          7,108
                                        ---------     --------        -------        --------      ---------
     End of period....................  $    (364)    $   (324)       $ 2,231        $     --      $   1,543
                                        =========     ========        =======        ========      =========


         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 28, 2002
                                 (IN THOUSANDS)

                                             NEW ISSUER AND
                                               GUARANTORS
                                         -----------------------
                                         SIMMONS        NEW          NEW NON-
                                         BEDDING     GUARANTOR       GUARANTOR
                                         COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         --------   ------------   -------------   ------------   ------------
Net cash provided by operating
  activities...........................  $ 38,935     $ 30,605        $ 6,065        $     --       $ 75,605
                                         --------     --------        -------        --------       --------
Cash flows from investing activities:
  Purchase of property, plant and
     equipment, net....................    (4,804)      (3,061)           (96)             --         (7,961)
  Other, net...........................    (3,460)          --             --              --         (3,460)
                                         --------     --------        -------        --------       --------
  Net cash used in investing
     activities........................    (8,264)      (3,061)           (96)             --        (11,421)
                                         --------     --------        -------        --------       --------
Cash flows from financing activities:
  Repayment of long-term obligations...   (49,302)      (8,200)        (1,126)             --        (58,628)
  Proceeds from long-term debt.........     1,123           --             --              --          1,123
  Receipt from (distribution to)
     subsidiaries......................    23,332      (19,911)        (3,421)             --             --
  Repurchase of common stock...........    (2,246)          --             --              --         (2,246)
  Payments of financing costs..........      (570)          --             --              --           (570)
                                         --------     --------        -------        --------       --------
Net cash used in financing
  activities...........................   (27,663)     (28,111)        (4,547)             --        (60,321)
                                         --------     --------        -------        --------       --------
Net effect of exchange rate change.....        --           --            (19)             --            (19)
Change in cash and cash equivalents....     3,008         (567)         1,403              --          3,844
Cash and cash equivalents:
     Beginning of period...............      (692)       3,388            568              --          3,264
                                         --------     --------        -------        --------       --------
     End of period.....................  $  2,316     $  2,821        $ 1,971        $     --       $  7,108
                                         ========     ========        =======        ========       ========


         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 29, 2001
                                 (IN THOUSANDS)

                                             NEW ISSUER AND
                                               GUARANTORS
                                        ------------------------
                                         SIMMONS        NEW          NEW NON-
                                         BEDDING     GUARANTOR       GUARANTOR
                                         COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        ---------   ------------   -------------   ------------   ------------
Net cash provided by (used in)
  operating activities................  $  41,652     $ (3,664)       $(2,077)       $     --      $  35,911
                                        ---------     --------        -------        --------      ---------
Cash flows from investing activities:
  Purchase of property, plant and
     equipment, net...................     (4,757)        (532)             4              --         (5,285)
  Purchase of intangible assets.......     (2,924)          --             --              --         (2,924)
                                        ---------     --------        -------        --------      ---------
  Net cash provided by (used in)
     investing activities.............     (7,681)        (532)             4              --         (8,209)
                                        ---------     --------        -------        --------      ---------
Cash flows from financing activities:
  Repayment of long-term
     obligations......................    (29,025)      (3,242)            --              --        (32,267)
  Proceeds from long-term debt........      2,986           --            770              --          3,756
  Receipt from (distribution to)
     subsidiaries.....................     (8,123)       8,123             --              --             --
  Repurchase of common stock..........       (917)          --             --              --           (917)
  Payment of financing costs..........       (714)          --             --              --           (714)
                                        ---------     --------        -------        --------      ---------
Net cash (used in) provided by
  financing activities................    (35,793)       4,881            770                        (30,142)
                                        ---------     --------        -------        --------      ---------
Net effect of exchange rate change....         --           --            (61)             --            (61)
Change in cash and cash equivalents...     (1,822)         685         (1,364)             --         (2,501)
Cash and cash equivalents:
     Beginning of period..............      1,130        2,703          1,932              --          5,765
                                        ---------     --------        -------        --------      ---------
     End of period....................  $    (692)    $  3,388        $   568        $     --      $   3,264
                                        =========     ========        =======        ========      =========

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES

     The PIK note relates to a loan from the previous majority owner. The PIK note had a stated interest rate of 17.5%, with detachable warrants. The warrants were valued in accordance with APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, recorded as discount on the PIK note and amortized as interest expense over the repayment term of the note. There were 1,653,703 warrants to purchase shares of the Company, exercisable over seven years, with an exercise price of $6.73 per warrant. The warrants were exercised and the PIK note, with accrued interest, was repaid in connection with the Acquisition.

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

     Additionally, the Company has eleven domestic third-party licensees. Some of these licensees manufacture and distribute juvenile furniture and bedding and healthcare-related furniture, primarily on long-term or automatically renewable terms. Additionally, the Company has licensed the Simmons(R) mark and other trademarks, generally for limited terms, to manufacturers of upholstered furniture, airbeds, feather and down comforters, sheets, synthetic comforter sets, pillows, mattress pads, blankets, bed frames, metal beds, futons and other related products.

     Licensing fees are recorded as earned, based upon the sales of licensed products by the Company's licensees. For Successor '03, Predecessor '03, 2002 and 2001 the Company's licensing agreements as a whole generated royalties and technology fees of approximately $0.2 million, $10.4 million, $9.0 million and $9.5 million, respectively.

NOTE L -- LEASES AND OTHER COMMITMENTS

     The Company leases certain manufacturing facilities, retail locations and equipment under operating leases. The Company's commitments under capital leases are not material enough to necessitate separate disclosure. The Company's wholesale segment rent expense was $0.5 million, $18.7 million, $17.8 million and $16.2 million for Successor '03, Predecessor '03, 2002 and 2001, respectively. The Company's retail segment rent expense was $0.4 million, $15.0 million, $10.6 million and $9.9 million for Successor '03, Predecessor '03, 2002 and 2001, respectively.

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

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES

     The Company's wholesale segment has various purchase commitments with certain suppliers in which the Company is committed to purchase approximately $55 million of raw materials from these vendors in 2004. If the Company does not reach the committed level of purchases, various additional payments could be required to be paid to these suppliers or certain sales volume rebates could be lost.

NOTE M -- STOCK OPTION PLANS

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

     Under APB 25, because the vesting of the plan options was dependent upon achieving an annual Adjusted EBITDA target or as otherwise established by the Compensation Committee of the board of directors, the ultimate number of vested shares, and therefore the measurement date, was not currently determinable. Accordingly, pursuant to APB 25, the Company recorded estimated variable stock compensation expense as selling, general and administrative expense over the service period based upon the intrinsic value of the options as they were earned by the employees.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES

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

     As a result of the Acquisition, the vesting of the issued and outstanding Regular and Superincentive stock options under the 2002, 1999 and 1996 plans was accelerated. On December 19, 2003, the Company repurchased the vested options for $95.4 million which satisfied the accrued stock compensation liability of the Company. The Company recorded variable stock compensation expense of approximately $68.4 million, $15.6 million and $14.8 million during Predecessor '03, 2002 and 2001, respectively. Variable stock compensation expense is a component of selling, general and administrative expense in the accompanying statement of operations and comprehensive income. In conjunction with the Acquisition, all stock option plans were terminated.

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

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES

NOTE N -- INCOME TAXES

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
                                                =======  |  ========     =======   =======

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES

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

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES

NOTE O -- RETIREMENT PLANS

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

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES

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

     The Company had an accrued postretirement benefit obligation of $0.7 million and $0.5 million as of December 27, 2003 and December 28, 2002, respectively. In connection with the Acquisition, the accrued postretirement benefit obligation was adjusted to the difference between the projected benefit obligation and the fair value of the plan assets as of December 19, 2003. The Company had postretirement benefit income of $0.3 million for both Predecessor '03 and 2002.

NOTE P -- CONTINGENCIES

     From time to time, the Company has been involved in various legal proceedings. The Company believes that all other litigation is routine in nature and incidental to the conduct of the Company's business, and that none of this other litigation, if determined adversely to the Company, would have a material adverse effect on the Company's financial condition or results of its operations.

NOTE Q -- RELATED PARTY TRANSACTIONS

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

     The Company and Fenway had entered into a management agreement (the "Fenway Advisory Agreement") pursuant to which Fenway provided strategic advisory services to the Company. The Fenway Advisory Agreement was amended on October 21, 2002 to change the calculation of the annual management fee. In exchange for advisory services, the Company had agreed to pay Fenway (i) annual management fees of the greater of 0.25% of net sales for the prior fiscal year or 2.5% of Adjusted EBITDA for the prior fiscal year, not to exceed $3.0 million; (ii) fees in connection with the consummation of any acquisition transactions for Fenway's assistance in negotiating such transactions; and (iii) certain fees and expenses,

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES including legal and accounting fees and any out-of-pocket expenses, incurred by Fenway in connection with providing services to the Company. Prior to October 21, 2002, the annual management fee to Fenway was calculated as 0.25% of net sales for the prior year. In conjunction with the Acquisition, the Fenway Advisory Agreement was terminated.

     Sleep Country, Fenway and Boston Gardens Advisors, LLC ("Boston Gardens") entered into a management agreement (the "Sleep Country Advisory Agreement") pursuant to which Fenway and Boston Gardens provided strategic advisory services to Sleep Country. In conjunction with the merger of Simmons Company and Sleep Country on February 28, 2003, the Sleep Country Advisory Agreement was terminated.

     Included in other expense in the accompanying Consolidated Statements of Operations for Successor '03, Predecessor '03, 2002 and 2001 is $0.1 million, $2.8 million, $2.4 million and $2.5 million, respectively, related to the management fees for services provided by THL and Fenway to the Company and its subsidiaries.

     In connection with the Transactions, the Company agreed to pay an affiliate of THL a transaction fee equal to $20.0 million plus all out-of-pocket expenses incurred by THL relating to the Transactions and the related financing.

     Mr. Eitel owns a motor yacht, which as of November 1, 2003, he has agreed to make available to the Company for 30 days each year for use as a venue for corporate and other functions. As compensation for the use of Mr. Eitel's motor yacht, commencing November 1, 2003, we have agreed to pay compensation to the captain of Mr. Eitel's motor yacht in the amount of $80,000, plus benefits. In fiscal year 2003, the total amount of salary and benefits paid under this agreement was approximately $15,000. We estimate that payments in 2004 for the services of the captain of Mr. Eitel's motor yacht will total approximately $93,000.

     During fiscal 2003, Rousch Consulting Group, Inc. provided consulting services to the Company for aggregate payments of approximately $160,000, inclusive of out-of-pocket expenses of approximately $45,000. Rousch Consulting Group, Inc. is wholly owned by Edward L. Rousch, husband of our Executive Vice President -- Human Resources and Assistant Secretary, Rhonda C. Rousch.

NOTE R -- SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     Although not required, following is a condensed summary of consolidated quarterly results for 2003. The results of operations for the Combined Fourth Quarter represent the mathematical addition of the historical amounts for the Predecessor period (September 28, 2003 through December 19, 2003) and the Successor period (December 20, 2003 through December 27, 2003) and are not indicative of the results that would have actually been obtained if the Acquisition had occurred on September 28, 2003.

                                    PREDECESSOR     PREDECESSOR      PREDECESSOR       COMBINED
                                   FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                   -------------   --------------   -------------   --------------
                                                            (IN THOUSANDS)
=
Net sales........................    $186,615         $199,299        $217,924         $202,495
Gross profit.....................      88,382           94,561         104,491          101,222
Operating income (loss)..........      19,908           12,591          24,602          (58,306)
Net income (loss)................       7,480            3,485          15,573          (67,824)

NOTE S -- SUBSEQUENT EVENT

         As further described in Note A, the Company's indirect parent, THL Bedding Holding Company, changed its name to Simmons Company and the Company changed its name from Simmons Company to Simmons Bedding Company effective July 14, 2004.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                            MANAGEMENT AND DIRECTORS

     The directors and principal officers of Simmons, and their positions and ages as of March 1, 2004, are as follows:

NAME                                        AGE                    POSITION
----                                        ---                    --------
Charles R. Eitel..........................  54    Chairman of the Board of Directors and
                                                  Chief Executive Officer
Robert W. Hellyer.........................  44    President and Director
William S. Creekmuir......................  48    Executive Vice President, Chief Financial
                                                  Officer, Assistant Treasurer, Assistant
                                                  Secretary and Director
Rhonda C. Rousch..........................  49    Executive Vice President -- Human Resources
                                                  and Assistant Secretary
Robert M. Carstens........................  40    Senior Vice President -- Manufacturing
Kevin Damewood............................  47    Senior Vice President -- Sales and
                                                  Marketing
Kristen K. McGuffey.......................  38    Senior Vice President, General Counsel
                                                  and Secretary
Allen N. Podratsky........................  48    Senior Vice President -- Product
                                                  Development and Supply Chain Management
W. Wade Vann..............................  50    Senior Vice President and Chief Information
                                                  Officer
Brian P. Breen............................  43    Vice President -- Treasurer and Assistant
                                                  Secretary
Earl C. Brewer............................  58    Vice President -- Taxation and Assistant
                                                  Secretary
Mark F. Chambless.........................  46    Vice President, Corporate Controller and
                                                  Assistant Secretary
Donald J. Hofmann.........................  51    Vice President -- New Business Development
                                                  and Domestic Licensing
Timothy F. Oakhill........................  41    Vice President -- International Licensing
Todd M. Abbrecht..........................  35    Director
David A. Jones............................  54    Director
Albert L. Prillaman.......................  58    Director
Scott A. Schoen...........................  45    Director
George R. Taylor..........................  32    Director

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

     Robert M. Carstens joined Simmons in February 1994 and serves as Senior Vice President of Manufacturing. Mr. Carstens previously held a variety of positions at Simmons including Vice President of Operations, and Operations Manager in both the Piscataway, New Jersey and Atlanta, Georgia facilities. Mr. Carstens began his bedding manufacturing career in 1983 at Sealy Corporation, where he held various positions including Operations Manager.

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

     Mark F. Chambless joined Simmons in May 1995 and has served as Vice President and Corporate Controller since February 2000. Mr. Chambless is the Principal Accounting Officer for the Company. Prior to assuming his current position, Mr. Chambless was the Corporate Controller from November 1995 through February 2000 and prior to that served as a Divisional Controller. Prior to joining Simmons, Mr. Chambless worked nine years at Sealy Corporation where he held various positions including Plant Controller, Operations Manager and Divisional Controller.

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

COMMITTEES OF THE BOARD OF DIRECTORS

     Our board of directors for our indirect parent company, THL Holding, has established an audit committee, a compensation committee, a nominating and governance committee and a corporate benefits committee for itself and us. The members of the audit committee are Messrs. Prillaman, Taylor and Jones. The members of the compensation committee are Messrs. Schoen, Abbrecht and Eitel. The members of the corporate benefits committee are Messrs. Creekmuir, Eitel and Hellyer. The members of the nominating and governance committee are Messrs. Schoen, Abbrecht and Eitel. The audit committee oversees management regarding the conduct and integrity of our financial reporting, systems of internal accounting and financial and disclosure controls. The audit committee reviews the qualifications, engagement, compensation, independence and performance of our independent auditors, their conduct of the annual audit and their engagement for any other services. The audit committee also oversees management regarding our legal and regulatory compliance and the preparation of an annual audit committee report for the annual proxy statement. The compensation committee oversees our management compensation policies and practices, including determining and approving the compensation of the CEO and other senior executive officers; reviewing and approving management incentive compensation policies and programs; reviewing and approving equity compensation programs for employees and exercising discretion over the administration of such programs and producing an annual compensation committee report. The purpose of the nominating and governance committee is to identify, screen and review individuals qualified to serve as directors and recommending to the Board candidates for nomination for election at annual meetings of the stockholders or to fill Board vacancies; overseeing our policies and procedures for the receipt of stockholder suggestions regarding Board composition and recommendations of candidates for nomination by the Board; developing, recommending to the Board and overseeing implementation of our corporate governance guidelines and principles; reviewing, recommending to the Board approval of, if appropriate, and overseeing implementation of the Code of Ethics for Chief Financial Officers and the Code of Business Conduct and Ethics; and reviewing on a regular basis the overall corporate governance of Simmons Bedding and recommending improvements when necessary. The corporate benefits committee has the responsibility to determine all Corporate benefits for employees of the Company and to administer our employee benefit plans in accordance with the Company by-laws. From time to time, the boards of directors of THL Holding or Simmons Bedding may contemplate establishing other committees.

DIRECTOR COMPENSATION

     All members of our board of directors are reimbursed for their usual and customary expenses incurred in connection with attending all board and other committee meetings. Non-employee directors, Messrs. Prillaman and Jones receive director fees of $25,000 per year and also own 2,500 shares of Class B common stock of THL Holding, which stock is subject to time and performance-based vesting.

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Following the Acquisition, compensation decisions regarding our executive officers are made by the compensation committee (the "Committee") of the Board of Directors of THL Bedding Holding Company. The members of the Committee as of December 27, 2003 are Messrs. Abbrecht, Eitel and Schoen. Mr. Eitel is our Chairman of the Board and Chief Executive Officer. Mr. Eitel cannot vote on his own compensation.

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

Compensation Committee:

Todd M. Abbrecht
Charles R. Eitel
Scott A. Schoen

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Simmons Bedding Company is an indirect wholly owned subsidiary of Simmons Company.

     The following table sets forth certain information regarding beneficial ownership of Simmons Company by: (1) each person or entity owning any class of Simmons Company's outstanding securities and (2) each member of the board of directors of Simmons Company (which is identical to the board of directors of Simmons Bedding), each of our named executive officers, each member of our management committee and our executive officers as a group. Simmons Company's outstanding securities consisted of 3,680,308.49 shares of Class A Common Stock as of March 8, 2004. We have also authorized 688,235 shares of Class B Common Stock, of which 657,139 shares were outstanding as of March 8, 2004 for issuance pursuant to the restricted stock agreement under our equity incentive plan. See "Certain Relationships and Related Party Transactions -- Amended and Restated Certificate of Incorporation of Simmons Company." The Class A common stock and Class B common stock generally have identical voting rights. To our knowledge, each such stockholder has sole voting and investment power as to the common stock shown unless otherwise noted. Beneficial ownership of the common stock listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.

                                                   SECURITIES BENEFICIALLY OWNED
                                  ----------------------------------------------------------------
                                                 PERCENTAGE                  PERCENTAGE
                                    CLASS A      OF CLASS A     CLASS B      OF CLASS B
                                     COMMON        COMMON        COMMON        COMMON     PERCENT
NAME AND ADDRESS                     STOCK         STOCK         STOCK         STOCK      OF TOTAL
----------------                  ------------   ----------   ------------   ----------   --------
Principal Securityholders:
  Thomas H. Lee Partners L.P.
     and Affiliates(1)..........  3,270,940.05      88.9%            --           --%       75.4%
  Fenway Partners Capital Fund
     II, L.P. and
     Affiliates(2)..............    387,837.03      10.5             --           --         8.5
Directors and Executive
  Officers:
  Charles R. Eitel(3)...........            --         *        183,529         27.0         4.2
  Robert W. Hellyer(3)..........            --         *        126,176         19.2         2.9
  William S. Creekmuir(3).......            --         *        114,706         17.5         2.6
  Kevin Damewood(3).............            --         *          6,880          1.0           *
  Mark A. Parrish(4)............            --         *             --            *           *
  Donald J. Hofmann(3)..........            --         *          3,440            *           *
  Todd M. Abbrecht(1)...........  3,270,940.05      88.9             --           --        75.4
  David A. Jones(5).............      2,000.00         *          2,500            *           *
  Albert L. Prillaman(6)........      2,500.00         *          2,500            *           *
  Scott A. Schoen(1)............  3,270,940.05      88.9             --           --        75.4
  George R. Taylor(1)...........  3,270,940.05      88.9             --           --        75.4
All directors and named
  executive officers as a group
  (11 persons)(1)...............  3,275,440.05      90.0%       439,731         66.9%       87.6%

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

(3) Excludes investment in Deferred Compensation Plan discussed herein that tracks the Class A Common Stock even though no actual purchase of Class A Common Stock is made. The address of Charles Eitel, Robert Hellyer, William Creekmuir, Donald Hofmann and Kevin Damewood is c/o Simmons Bedding Company, One Concourse Parkway, Suite 800, Atlanta, Georgia 30328.

(4)  Mark Parrish is no longer employed by Simmons Bedding.

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

     - $1,500,000; or

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

  DEFERRED COMPENSATION PLAN

     Certain members of management who were entitled to receive option proceeds in connection with the Acquisition elected to become participants in a deferred compensation plan whereby deferred compensation accounts will be deemed to be invested in Class A common stock (although no actual Class A common stock will be purchased) and will track distributions to be made to the holders of Class A common stock.

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

  CONSULTING SERVICES

     During fiscal 2003, Rousch Consulting Group, Inc. provided consulting services to Simmons for aggregate payments of approximately $160 thousand, inclusive of out-of-pocket expenses of approximately $45 thousand. Rousch Consulting Group, Inc. is wholly owned by Edward L. Rousch, husband of our Executive Vice President -- Human Resources and Assistant Secretary, Rhonda C. Rousch.

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

     During fiscal 2003, Mr. Eitel paid Simmons approximately $10 thousand as reimbursement of the costs associated with his personal use of our corporate aircraft. Beginning in fiscal 2004, we have agreed not to require Mr. Eitel to reimburse us for his use of our corporate aircraft.

  PURCHASE OF SLEEP COUNTRY

     On February 28, 2003, we acquired the stock of SC Holdings, Inc. ("Sleep Country"), a mattress retailer with 47 stores in the Pacific Northwest, from a fund affiliated with Fenway Partners for approximately $18.4 million, plus additional contingent consideration based upon future performance. This acquisition was financed from borrowings under our existing senior credit facility. Sleep Country used the proceeds received to repay bank debt of $17.8 million and debt to an affiliate of $0.6 million. In connection with the acquisition, we paid a fund affiliated with Fenway Partners and a former shareholder of Sleep Country approximately $14.8 million additional final consideration.

  AGREEMENT WITH FENWAY

     Prior to the date of the Acquisition, Fenway provided strategic advisory services to us. In exchange for advisory services, beginning October 21, 2002, we paid Fenway (i) annual management fees of the greater of 0.25% of net sales for the prior fiscal year or 2.5% of Adjusted EBITDA for the prior fiscal year, not to exceed $3.0 million; (ii) fees in connection with the consummation of any acquisition transactions for Fenway's assistance in negotiating such transactions; and (iii) certain fees and expenses, including legal and accounting fees and any out-of-pocket expenses, incurred by Fenway in connection with providing services to us. Prior to October 21, 2002, the annual management fee to Fenway was calculated as 0.25% of net sales for the prior year. In conjunction with the Acquisition, the Fenway Advisory Agreement was terminated.

     Prior to the date of the Acquisition, Fenway Partners provided strategic advisory services to our subsidiaries, Sleep Country and SC US Acquisition Corp. In exchange for advisory services, we paid Fenway Partners (i) annual management fees equal to the greater of 0.25% of net sales of Sleep Country for the prior fiscal year or $150,000; and (ii) fees in connection with the consummation of any acquisition transactions for Fenway Partners' assistance in negotiating those transactions. In conjunction with the Acquisition, the Management Advisory Agreement was terminated.

     Included in other expense in the accompanying Consolidated Statements of Operations for Successor '03, Predecessor '03, 2002 and 2001 is $0.1 million, $2.8 million, $2.4 million and $2.8 million, respectively, related to the management fees for services provided by THL and Fenway to us and our subsidiaries.

  AGREEMENT WITH FENWAY PARTNERS RESOURCES, INC.

     Prior to the date of the Acquisition, Fenway Partners Resources, Inc. provided financial, managerial and operational advisory services to Simmons Bedding. Beginning in April 2002, we paid Fenway Partners Resources, Inc. $150,000 per year for those services plus out-of-pocket expenses. The president of Fenway Partners Resources Inc. is Dale Morrison, who served as a director of Simmons Bedding until the Acquisition. In conjunction with the Acquisition, the Consulting Agreement was terminated.

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

                                 EXHIBIT INDEX

     (a) The following exhibits are filed with or incorporated by reference into this Registration Statement. For the purpose of this exhibit index, references to "the Registrant" include Simmons Bedding Company, both prior to and following the transactions that occurred on December 19, 2003. For a description of these transactions, see "Transactions." The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either the (i) Registration Statement on Form S-4 under the Securities Act of 1933 for the Registrant, File No. 333-76723 or its amendments (referred to as "S-4"), (ii) Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (referred to as "9/30/00 10-Q"), (iii) Annual Report on Form 10-K for the year ended December 29, 2001 (referred to as "2001 10-K"), (iv) Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (referred to as "3/30/02 10-Q"), (v) Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 (referred to as "6/29/02 10-Q"), (vi) Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 (referred to as "9/28/02 10-Q"), (vii) Annual Report on Form 10-K for the year ended December 28, 2002 (referred to as "2002 10-K") or (viii) Annual Report on Form 10-K for the year ended December 27, 2003 (referred to as "2003 10-K"). Exhibits filed herewith are denominated by a plus sign (+).

 NUMBER                                  DESCRIPTION
 ------                                  -----------
 *2.1            Agreement and Plan of Merger dated as of December 19, 2003, by and between THL Bedding Company and Simmons Holdings,
                 Inc. (2003 10-K).
 *2.2            Agreement and Plan of Merger dated as of December 19, 2003, by and between Simmons Company and Simmons Holdings, Inc.
                 (2003 10-K).
 *3.1            Amended and Restated Certificate of Incorporation of Simmons
                 Company (2003 10-K).
 *3.2            Certificate of Ownership and Merger of Simmons Company with and into Simmons Holdings, Inc. (2003 10-K).
 *3.3            By-laws of Simmons Company (2003 10-K).

 NUMBER                                  DESCRIPTION
 ------                                  -----------
 *4.1            Indenture dated as of December 19, 2003, among Simmons
                 Company (f/k/a THL Bedding Company), the Guarantors party
                 thereto and Wells Fargo Bank Minnesota, National
                 Association, as trustee (2003 10-K).
 *4.2            Exchange and Registration Rights Agreement dated as of
                 December 19, 2003, Simmons Company (f/k/a THL Bedding
                 Company), Goldman, Sachs & Co., Deutsche Bank Securities,
                 UBS Securities LLC, and the Guarantors party thereto (2003
                 10-K).
 *4.3            Indenture dated as of March 19, 1999, between Simmons
                 Company and SunTrust Bank, as trustee (S-4).
 *4.3.1          Supplemental Indenture dated as of December 2, 2003 by and among Simmons Company and SunTrust Bank, as trustee (2003
                 10-K).
*10.1            Labor Agreement between The Simmons Manufacturing Company,
                 LLC and The International Union of Electronic, Electrical,
                 Salaried Machine & Furniture Workers and Communication
                 Workers of America, A.F.L. -- C.I.O., Local 8962FW for all
                 employees at the San Leandro, California plant of the
                 Company excluding executives, sales employees, office
                 workers, supervisors, foremen, timekeepers, watchmen,
                 Teamsters or persons in any way identified with management for the period from April 1, 2004 to April 1, 2006 (S-4).
*10.2            Labor Agreement between the Company and The United Steel
                 Workers of America, Local No. 13-02, for all employees at
                 the Shawnee, Kansas plant of the Company excluding
                 executives, sales employees, office employees, supervisors, timekeepers, and mechanics, for the period from April 22,
                 2002 to April 19, 2004 (9/28/02).
*10.4            Labor Agreement between the Company and The United Steel
                 Workers, Local No. 422 for all production and maintenance
                 employees at the Dallas, Texas plant of the Company
                 excluding supervisors, foremen, factory clerks, office
                 employees, time keepers, watchmen or persons in any way
                 identified with management for the period from October 16,
                 2001 to October 15, 2004 (2001 10-K).
*10.5            Labor Agreement between the Company and The United Steel
                 Workers, Local No. 2401 for all production at the Atlanta,
                 Georgia plant of the Company excluding office workers,
                 supervisors, foremen, inspectors, watchmen, plant guards,
                 departmental coordinators, carload checkers or persons in
                 any way identified with management for the period from
                 October 16, 2001 to October 15, 2005 (2001 10-K).
*10.6            Labor Agreement between the Company and The United Steel
                 Workers, Local No. 515U for all employees at the Los
                 Angeles, California plant of the Company excluding
                 executives, sales employees, office workers, and supervisors for the period from October 16, 2001 to October 15, 2005
                 (2001 10-K).
*10.7            Labor Agreement between the Company and The United Steel
                 Workers, Local No. 420 for employees at the Piscataway, New
                 Jersey plant of the Company excluding watchmen, office
                 janitors, maintenance department employees, truck drivers, tool makers, machinists, supervisors, porters, matrons, main office, clerical, and maintenance helpers for the period of
                 October 16, 2001 to October 15, 2005 (2001 10-K).
*10.8            Labor Agreement between the Company and The United Steel
                 Workers, Local No. 424 for all production employees at the
                 Columbus, Ohio plant of the Company excluding executives,
                 sales employees, office workers, timekeepers, watchmen,
                 office janitors, maintenance department employees, truck
                 drivers, foremen, supervisors, private chauffeurs, main
                 office, clerical, and engine room and power plant employees for the period from October 16, 2001 to October 15, 2004
                 (2001 10-K).
*10.9            Lease Agreement at Concourse between Concourse I, Ltd., as
                 Landlord, and the Company, as Tenant, dated as of April 20,
                 2000, as amended (9/30/00 10-Q).

 NUMBER                                  DESCRIPTION
 ------                                  -----------
*10.10           Lease between Beaver Ruin Business Center-Phase V between
                 St. Paul Properties, Inc., as Landlord, and the Company, as
                 Tenant, dated as of October 19, 1994, as amended by Addendum to Lease, dated as of September 1, 1995 (S-4).
*10.11           Loan Agreement, dated as of November 1, 1982, between the
                 City of Janesville, Wisconsin and the Company, as successor by merger to Simmons Manufacturing Company, Inc., relating to $9,700,000 City of Janesville, Wisconsin Industrial
                 Development Revenue Bond, Series A (S-4).
*10.12           Loan Agreement between the City of Shawnee and the Company relating to the Indenture of Trust between City of Shawnee,
                 Kansas and State Street Bank and Trust Company of Missouri,
                 N.A., as Trustee, dated as of December 1, 1996 relating to
                 $5,000,000 Private Activity Revenue Bonds, Series 1996
                 (S-4).
*10.13           Loan Agreement dated as of December 12, 1997 between Simmons
                 Caribbean Bedding, Inc. and Banco Santander Puerto Rico
                 (S-4).
*10.14           Simmons Retirement Savings Plan adopted February 1, 1987, as amended and restated January 1, 2002 (3/30/02 10-Q).
*10.14.1         First Amendment to the Simmons Retirement Savings Plan
                 effective for years beginning after December 31, 2001
                 (3/30/02 10-Q).
*10.16           Retirement Plan for Simmons Company Employees adopted
                 October 31, 1987, as amended and restated May 1, 1997
                 (3/30/02 10-Q).
*10.16.1         First Amendment to the Retirement Plan for Simmons Company
                 Employees effective for years ending after December 31, 2001
                 (3/30/02 10-Q).
*10.17           Stock Purchase Agreement dated as of November 17, 2003, by and among Simmons Holdings, Inc., THL Bedding Company and
                 the sellers named therein (2003 10-K).
*10.18           ESOP Stock Sale Agreement dated as of November 21, 2003, by and among Simmons Holdings, Inc., State Street Bank and
                 Trust Company, solely in its capacity as trustee, of the
                 Simmons Company Employee Stock Ownership Trust, and THL
                 Bedding Company (2003 10-K).
*10.19           Amendment to Employee Stock Ownership Plan Trust Agreement
                 dated as of December 16, 2003, between Simmons Company and
                 State Street Bank and Trust Company as trustee under the
                 Trust Agreement (2003 10-K).
*10.20           Management Agreement dated as of December 19, 2003, by and between Simmons Company and THL Managers V, LLC (2003 10-K).
*10.21           Senior Manager Restricted Stock Agreement dated as of
                 December 19, 2003, between THL Bedding Company and Charles
                 R. Eitel (2003 10-K).
*10.22           Senior Manager Restricted Stock Agreement dated as of
                 December 19, 2003, between THL Bedding Company and Robert W.
                 Hellyer (2003 10-K).
*10.23           Senior Manager Restricted Stock Agreement dated as of
                 December 19, 2003, between THL Bedding Company and William
                 S. Creekmuir (2003 10-K).
*10.24           Senior Manager Restricted Stock Agreement dated as of
                 December 19, 2003, between THL Bedding Company and Rhonda C.
                 Rousch (2003 10-K).
*10.25           Restricted Stock Agreement dated as of December 19, 2003,
                 between THL Bedding Holding Company and the persons named
                 therein (2003 10-K).
*10.26           THL Bedding Holding Company Equity Incentive Plan (2003
                 10-K).
*10.27           THL Bedding Holding Company Deferred Compensation Plan (2003
                 10-K).
*10.28           Employment Agreement dated as of December 19, 2003, among
                 THL Bedding Holding Company, Simmons Company and Charles R.
                 Eitel (2003 10-K).
*10.29           Employment Agreement dated as of December 19, 2003, among
                 THL Bedding Holding Company, Simmons Company and Robert W.
                 Hellyer (2003 10-K).
*10.30           Employment Agreement dated as of December 19, 2003, among
                 THL Bedding Holding Company, Simmons Company and William S.
                 Creekmuir (2003 10-K).
*10.31           Employment Agreement dated as of December 19, 2003, among
                 THL Bedding Holding Company, Simmons Company and Rhonda C.
                 Rousch (2003 10-K).
*10.32           Management Subscription and Stock Purchase Agreement dated as of December 19, 2003, by and among THL Bedding Holding
                 Company and the persons named therein (2003 10-K).
*10.33           Credit and Guaranty Agreement, dated as of December 19,
                 2003, among THL Bedding Company, as Company, THL-SC Bedding
                 Company and certain subsidiaries of the Company, as
                 Guarantors, the financial institutions listed therein, as
                 Lenders, UBS Securities LLC, as Joint Lead Arranger and as
                 Co-Syndication Agent, Deutsche Bank AG, New York Branch, as
                 Administrative Agent, General Electric Capital Corporation,
                 as Co-Documentation Agent, CIT Lending Services Corporation,
                 as Co-Documentation Agent and Goldman Sachs Credit Partners
                 L.P., as Sole Bookrunner, a Joint Lead Arranger and as
                 Co-Syndication Agent (2003 10-K).
*10.34           Senior Unsecured Term Loan and Guaranty Agreement, dated
                 December 19, 2003, among THL Bedding Company, as Company,
                 THL-SC Bedding Company and certain subsidiaries of the
                 Company, as Guarantors, the financial institutions listed
                 therein, as Lenders, Goldman Sachs Credit Partners L.P., as
                 Sole Bookrunner, a Joint Lead Arranger and as Co-Syndication
                 Agent, UBS Securities LLC, as Joint Lead Arranger and as
                 Co-Syndication Agent, and Deutsche Bank AG, New York Branch,
                 as Administrative Agent (2003 10-K).
*10.35           Assumption Agreement, dated December 19, 2003, made by
                 Simmons Holdings, Inc., Simmons Company and certain
                 subsidiaries of Simmons, as Guarantors, in favor of Deutsche
                 Bank, AG, New York Branch, as Administrative Agent for banks and other financial institutions or entities, the Lenders, parties to the Credit Agreement and Term Loan Agreement
                 (2003 10-K).
*10.36           Pledge and Security Agreement, dated December 19, 2003,
                 between each of the grantors party thereto and Deutsche Bank
                 AG, New York Branch, as the Collateral Agent (2003 10-K).
*10.37           2002 Stock Option Plan (2002 10-K).
*10.38           Simmons Company Employee Stock Ownership Plan adopted
                 January 31, 1988, as amended and restated December 29, 2001
                 (3/30/02 10-Q).
*10.38.1         First Amendment to the Simmons Company Employee Stock
                 Ownership Plan effective for years ending after December 31,
                 2001 (3/30/02 10-Q).
*12.1            Computation of ratio of earnings to fixed charges.
*21.1            Subsidiaries of Simmons Company.
*24.1            Power of Attorney (included on the signature pages hereto)
 31.1            Chief Executive Officer Certification of the Type Described in
                 Rule 13a-14(a) and Rule 15d-14(a)
 31.2            Chief Financial Officer Certification of the Type Described in
                 Rule 13a-14(a) and Rule 15d-14(a)
 32.1            Certification of Chief Executive Officer pursuant to 18 U.S.C.
                 Section 1350
 32.2            Certification of Chief Financial Officer pursuant to 18 U.S.C.
                 Section 1350

                            SIMMONS BEDDING COMPANY

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

SIMMONS BEDDING COMPANY

(Registrant)

NOVEMBER 8, 2004            By: /S/ William S. Creekmuir
                                ------------------------------------------------
                                William S. Creekmuir, Executive Vice President &
                                Chief Financial Officer
                                (Principal Financial Officer)

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

/S/ Charles R. Eitel                                              November 8, 2004
-----------------------------------------------------
Charles R. Eitel, Chairman of the Board of Directors;
Director; and Chief Executive Officer
(Principal Executive Officer)


/S/ Todd M. Abbrecht                                              November 8, 2004
-----------------------------------------------------
Todd M. Abbrecht, Director


/S/ William P. Carmichael                                         November 8, 2004
-----------------------------------------------------
William P. Carmichael, Director


/S/ David A. Jones                                                November 8, 2004
-----------------------------------------------------
David A. Jones, Director


/S/ B. Joseph Messner                                             November 8, 2004
-----------------------------------------------------
B. Joseph Messner, Director


/S/ Albert L. Prillaman                                           November 8, 2004
-----------------------------------------------------
Albert L. Prillaman, Director

/S/ Scott A. Schoen                                               November 8, 2004
-----------------------------------------------------
Scott A. Schoen, Director

/S/ George R. Taylor                                              November 8, 2004
-----------------------------------------------------
George R. Taylor, Director

/S/ Mark F. Chambless                                             November 8, 2004
-----------------------------------------------------
Mark F. Chambless, Vice President &
Corporate Controller;
(Principal Accounting Officer)