Form 10-Q/A
period 2004-03-27
SIMMONS BEDDING CO
filed 2004-11-08
CIK 1014022

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

      Commission file number 333-76723

                            SIMMONS BEDDING COMPANY
                      (formerly known as Simmons Company)
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

Explanatory Note:

This Amendment No. 1 to the quarterly report on Form 10-Q for the period ended March 27, 2004 is being filed to update the Form 10-Q for comments received from the Securities and Exchange Commission related to our Form S-4 filings.

Effective July 14, 2004, our indirect parent, THL Bedding Holding Company, changed its name to Simmons Company and we changed our name from Simmons Company to Simmons Bedding Company.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    Simmons Bedding Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                 (in thousands)
                                   (Unaudited)

                                                              Successor    |   Predecessor
                                                              ---------    |   -----------
                                                            Quarter Ended  |  Quarter Ended
                                                               March 27,   |    March 29,
                                                                 2004      |      2003
                                                                 ----      |      ----
                                                                           |
Net sales                                                   $     223,320  |  $     186,615
Cost of products sold                                             119,865  |         98,233
                                                            -------------  |  -------------
     Gross profit                                                 103,455  |         88,382
                                                            -------------  |  -------------
                                                                           |
Operating expenses:                                                        |
    Selling, general and administrative expenses                   85,261  |         70,244
    Amortization of intangibles                                     3,486  |             72
    Transaction expenses                                                -  |            772
    Licensing fees                                                 (2,581) |         (2,614)
                                                            -------------  |  -------------
                                                                   86,166  |         68,474
                                                            -------------  |  -------------
     Operating income                                              17,289  |         19,908
                                                                           |
    Interest expense, net                                          11,093  |          7,379
                                                            -------------  |  -------------
     Income before income taxes                                     6,196  |         12,529
Income tax expense                                                  2,231  |          5,049
                                                            -------------  |  -------------
     Net income                                                     3,965  |          7,480
                                                                           |
Other comprehensive income:                                                |
    Foreign currency translation adjustment                            (2) |             91
                                                            -------------  |  -------------
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

                    Simmons Bedding Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
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

                    Simmons Bedding Company and Subsidiaries
      Consolidated Statements of Changes in Stockholder's Equity (Deficit)
                      (in thousands, except share amounts)

                                                                                                       ACCUMULATED
                                                                      ADDITIONAL                          OTHER           TOTAL
                                            COMMON       COMMON        PAID-IN       ACCUMULATED     COMPREHENSIVE    STOCKHOLDER'S
                                            SHARES        STOCK        CAPITAL         DEFICIT          INCOME           EQUITY
                                            ------       ------       ----------      -----------     -------------    -------------
DECEMBER 27, 2003 (AUDITED)                   100          $  1        $ 287,449       $ (7,190)           $ 17          $ 280,277

  Net income                                   --            --               --          3,965              --              3,965
  Other comprehensive
    income (loss):
    Change in foreign
      currency translation                     --            --               --             --              (2)                (2)
                                                                                       --------            ----          ---------
  Comprehensive income (loss)                  --            --               --          3,965              (2)             3,963
                                             ----          ----        ---------       --------            ----          ---------
MARCH 27, 2004 (UNAUDITED)                    100          $  1        $ 287,449       $ (3,225)           $ 15          $ 284,240
                                             ====          ====        =========       ========            ====          =========

        The accompanying notes are an integral part of these consolidated financial statements.

                    Simmons Bedding Company and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)

A.    Basis of Presentation

     For purposes of this report the "Company" or "Simmons" refers to Simmons Bedding Company, formerly known as Simmons Company, and its subsidiaries, collectively. The Condensed Consolidated Financial Statements of the Company are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "Commission"). The accompanying unaudited condensed consolidated financial statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 27, 2004, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 27, 2003. Operating results for the period ended March 27, 2004 are not necessarily indicative of future results that may be expected for the year ending December 25, 2004.

      The preparation of unaudited condensed consolidated financial statements in conformity with GAAP includes some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates.

B.    Company Name Change

      Effective July 14, 2004, the Company's indirect parent, THL Bedding Holding Company, changed its name to Simmons Company and the Company changed its name from Simmons Company to Simmons Bedding Company.

C.    The Acquisition

      In November 2003, THL Bedding Company, an affiliate of Thomas H. Lee Partners, L.P., acquired the Company for approximately $1.115 billion, including related acquisition costs (the "Acquisition"). Concurrently with the closing of this transaction on December 19, 2003, each of THL Bedding Company and the former Simmons Company merged with and into the Company with the Company continuing as the surviving corporation. The Company, formerly known as Simmons Holdings, Inc., was renamed Simmons Company and later renamed Simmons Bedding Company.

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

     As a result of the Acquisition, THL acquired approximately 75.8% of the voting stock of THL Bedding Holding Company ("THL Holding"), the Company's indirect parent, since renamed Simmons Company. In connection with the stock purchase and the mergers, Fenway acquired 9.0% of voting stock of

THL Holding and the Company's management and directors acquired 15.2% of the voting stock of THL Holding, after giving effect to restricted stock issued to management under THL Holding's equity incentive plan.

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

      The Acquisition was accounted for as a purchase as prescribed by Statement of Financial Accounting Standards No. 141, Business Combinations, in accordance with Emerging Issues Task Force ("EITF") No. 88-16, Basis in Leveraged Buyout Transactions. This guidance requires the continuing residual interest retained by the continuing management investors, as a result of the Transactions, be reflected at its predecessor basis. In accordance with EITF Issue No. 90-12, Allocating Basis to Individual Assets and Liabilities for Transactions within the Scope of Issue No. 88-16, a step-up of assets and liabilities to fair value was recorded in purchase accounting for the remaining interest in the Company acquired by THL and Fenway. The amount of carryover basis determined was reflected as a deemed dividend of $100.4 million in the opening consolidated balance sheet.

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

D.    Assets/Liabilities Held For Sale

      The Company sold its Mattress Gallery operations in a stock transaction on May 1, 2004 to Pacific Coast Mattress, Inc. ("PCM") for cash proceeds of $6.5 million plus the cancellation of all intercompany debts with the exception of current trade payables owed by Mattress Gallery to the Company. No gain or loss will be recognized on the sale since Mattress Gallery was recorded at fair value in connection with the Acquisition (see Note B to the unaudited condensed consolidated financial statements for further explanation). Following the sale, the Company will continue to guarantee approximately $3.0 million of Mattress Gallery's obligations under certain store and warehouse leases that expire over various periods through 2010. In connection with the sale, the Company entered into a five-year supply agreement with PCM.

      In accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reflected assets and liabilities for Mattress Gallery as held for sale in the consolidated balance sheets. The Company has not reflected the results of operations for Mattress Gallery as discontinued operations since the Company will have an ongoing interest in the cash flows of the operations through a long-term supply agreement. For the quarter ended March 27, 2004, Mattress Gallery's net sales and net loss were $9.9 million and $2.4 million, respectively. For the quarter ended March 29, 2003, Mattress Gallery's net sales and net loss were $8.3 million and $1.0 million, respectively.

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

F.    Warranties

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

G.    Long-Term Debt

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

                                    Successor

                                                         Issuer and
                                                         Guarantors
                                                -----------------------------
                                                   Simmons
                                                   Bedding        Guarantor     Non-Guarantor
                                                   Company       Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                                -------------   -------------   -------------   -------------   -------------
Net sales                                       $     (12,166)  $     233,061   $       2,425   $          --   $     223,320
Cost of products sold                                     313         117,699           1,853              --         119,865
                                                -------------   -------------   -------------   -------------   -------------
 Gross margin                                         (12,479)        115,362             572              --         103,455
                                                -------------   -------------   -------------   -------------   -------------
Operating expenses:
 Selling, general and administrative expenses          56,019          28,697             545              --          85,261
 Amortization of intangibles                            2,669             817              --              --           3,486
 Intercompany fees                                    (53,929)         53,708             221              --              --
 Licensing fees                                          (346)         (2,098)           (137)             --          (2,581)
                                                -------------   -------------   -------------   -------------   -------------
                                                        4,413          81,124             629              --          86,166
                                                -------------   -------------   -------------   -------------   -------------
  Operating income (loss)                             (16,892)         34,238             (57)             --          17,289
Interest expense, net                                  10,888             196               9              --          11,093
Income from subsidiaries                              (20,690)             --              --          20,690              --
                                                -------------   -------------   -------------   -------------   -------------
  Income (loss) before income taxes                    (7,090)         34,042             (66)        (20,690)          6,196
Income tax expense (benefit)                          (11,055)         13,279               7              --           2,231
                                                -------------   -------------   -------------   -------------   -------------
  Net income (loss)                             $       3,965   $      20,763   $         (73)  $     (20,690)  $       3,965
                                                =============   =============   =============   =============   =============

                    Simmons Bedding Company and Subsidiaries
          Supplemental Consolidating Condensed Statements of Operations
                      For the Quarter Ended March 29, 2003
                                 (in thousands)

                                   Predecessor

                                                          Issuer and
                                                          Guarantors
                                                 -----------------------------
                                                    Simmons
                                                    Bedding        Guarantor     Non-Guarantor
                                                    Company      Subsidiaries     Subsidiaries    Eliminations    Consolidated
                                                 -------------   -------------   -------------   -------------   -------------
Net sales                                        $     (12,552)  $     197,025   $       2,142   $          --   $     186,615
Cost of products sold                                      215          96,427           1,591              --          98,233
                                                 -------------   -------------   -------------   -------------   -------------
  Gross margin                                         (12,767)        100,598             551              --          88,382
                                                 -------------   -------------   -------------   -------------   -------------
Operating expenses:
  Selling, general and administrative expenses          43,908          25,867             469              --          70,244
  Amortization of intangibles                               --              72              --              --              72
  Transaction expenses                                     586             186              --              --             772
  Intercompany fees                                    (57,397)         57,199             198              --              --
  Licensing fees                                          (272)         (2,222)           (120)             --          (2,614)
                                                 -------------   -------------   -------------   -------------   -------------
                                                       (13,175)         81,102             547              --          68,474
                                                 -------------   -------------   -------------   -------------   -------------
    Operating income (loss)                                408          19,496               4              --          19,908
Interest expense (income), net                           6,707             677              (5)             --           7,379
Income from subsidiaries                               (11,489)             --              --          11,489              --
                                                 -------------   -------------   -------------   -------------   -------------
    Income (loss) before income taxes                    5,190          18,819               9         (11,489)         12,529
Income tax expense (benefit)                            (2,290)          7,328              11              --           5,049
                                                 -------------   -------------   -------------   -------------   -------------
    Net income (loss)                            $       7,480   $      11,491   $          (2)  $     (11,489)  $       7,480
                                                 =============   =============   =============   =============   =============

                    Simmons Bedding Company and Subsidiaries
               Supplemental Consolidating Condensed Balance Sheets
                              As of March 27, 2004
                                 (in thousands)


                                                         Issuer and
                                                         Guarantors
                                                 ---------------------------
                                                   Simmons
                                                   Bedding        Guarantor    Non-Guarantor
                                                   Company      Subsidiaries    Subsidiaries  Eliminations   Consolidated
                                                 ------------   ------------   -------------  ------------   ------------
               ASSETS
Current assets:
  Cash and cash equivalents ..................   $        809   $       (602)  $        652   $         --   $        859
  Accounts receivable ........................            148         81,777          1,581             --         83,506
  Inventories ................................             --         28,683            762             --         29,445
  Other ......................................          7,758         16,399            375             --         24,532
                                                 ------------   ------------   ------------   ------------   ------------
     Total current assets ....................          8,715        126,257          3,370             --        138,342
                                                 ------------   ------------   ------------   ------------   ------------
Property, plant and equipment, net ...........         12,701         36,094          4,302             --         53,097
Goodwill and other intangibles, net ..........        924,268         21,262             --             --        945,530
Other assets .................................         22,621         23,288            788             --         46,697
Net investment in and advances to
  (from) subsidiaries ........................        137,528         48,900           (843)      (185,585)            --
                                                 ------------   ------------   ------------   ------------   ------------
                                                 $  1,105,833   $    255,801   $      7,617   $   (185,585)  $  1,183,666
                                                 ============   ============   ============   ============   ============
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt .......   $      5,285   $        399   $        232   $         --   $      5,916
  Accounts payable and accrued liabilities ...         40,067         61,027          1,242             --        102,336
                                                 ------------   ------------   ------------   ------------   ------------
     Total current liabilities ...............         45,352         61,426          1,474             --        108,252
Long-term debt ...............................        736,600         13,570          1,851             --        752,021
Deferred income taxes ........................         25,514         (4,344)           386             --         21,556
Other non-current liabilities ................         14,127          3,042            428             --         17,597
                                                 ------------   ------------   ------------   ------------   ------------
     Total liabilities .......................        821,593         73,694          4,139             --        899,426
                                                 ------------   ------------   ------------   ------------   ------------
Stockholder's equity .........................        284,240        182,107          3,478       (185,585)       284,240
                                                 ------------   ------------   ------------   ------------   ------------
                                                 $  1,105,833   $    255,801   $      7,617   $   (185,585)  $  1,183,666
                                                 ============   ============   ============   ============   ============

                    Simmons Bedding Company and Subsidiaries
               Supplemental Consolidating Condensed Balance Sheets
                             As of December 27, 2003
                                 (in thousands)


                                                         Issuer and
                                                         Guarantors
                                                 ---------------------------
                                                   Simmons                        Non-
                                                   Bedding       Guarantor      Guarantor
                                                   Company      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                 ------------   ------------   ------------   ------------   ------------
               ASSETS
Current assets:
  Cash and cash equivalents ..................   $        615   $        667   $      2,388   $         --   $      3,670
  Accounts receivable ........................            784         62,934          2,150             --         65,868
  Inventories ................................             --         30,495            860             --         31,355
  Other ......................................          9,898         20,795          1,460             --         32,153
                                                 ------------   ------------   ------------   ------------   ------------
     Total current assets                              11,297        114,891          6,858             --        133,046
                                                 ------------   ------------   ------------   ------------   ------------
Property, plant and equipment, net ...........          9,500         39,353          4,375             --         53,228
Goodwill and other intangibles, net ..........        926,090         25,338             --             --        951,428
Other assets .................................         22,722         22,695             --             --         45,417
Net investment in and advances to
     subsidiaries ............................        164,895         54,868             --       (219,763)            --
                                                 ------------   ------------   ------------   ------------   ------------
                                                 $  1,134,504   $    257,145   $     11,233   $   (219,763)  $  1,183,119
                                                 ============   ============   ============   ============   ============
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt .......   $      8,322   $        958   $        232   $         --   $      9,512
  Accounts payable and accrued liabilities ...         12,428         79,535          4,005             --         95,968
                                                 ------------   ------------   ------------   ------------   ------------
     Total current liabilities ...............         20,750         80,493          4,237             --        105,480
Long-term debt ...............................        745,238         13,575          1,928             --        760,741
Deferred income taxes ........................         24,545         (1,222)           396             --         23,719
Other non-current liabilities ................          9,532          2,955            415             --         12,902
Net due to subsidiaries ......................         54,162             --            706        (54,868)            --
                                                 ------------   ------------   ------------   ------------   ------------
     Total liabilities .......................        854,227         95,801          7,682        (54,868)       902,842
                                                 ------------   ------------   ------------   ------------   ------------
Stockholder's equity .........................        280,277        161,344          3,551       (164,895)       280,277
                                                 ------------   ------------   ------------   ------------   ------------
                                                 $  1,134,504   $    257,145   $     11,233   $   (219,763)  $  1,183,119
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

                                    Successor

                                                   Issuer and
                                                   Guarantors
                                           ---------------------------
                                             Simmons                        Non-
                                             Bedding       Guarantor     Guarantor
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

                                   Predecessor


                                                        Issuer and
                                                        Guarantors
                                                ---------------------------
                                                  Simmons                         Non-
                                                  Bedding       Guarantor      Guarantor
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

       The following table summarizes segment information:

                                    SUCCESSOR
                                 MARCH 27, 2004

                                         Wholesale
                                          Bedding         Retail      Eliminations      Totals
                                        ------------   ------------   ------------   ------------
                                                               (IN THOUSANDS)
Net sales to external customers         $    198,213   $     25,107   $          -   $    223,320
Intersegment net sales                         8,889              -         (8,889)             -
Adjusted EBITDA                               36,756          1,105           (561)        37,300
Depreciation and amortization expense          7,304            317              -          7,621
Expenditures for long-lived assets             1,351            466              -          1,817
Segment assets                             1,147,918         34,936            812      1,183,666

Reconciliation of EBITDA and Adjusted
EBITDA to net income (loss):
  Net income (loss)                     $      8,198    $    (3,672)  $       (561)  $      3,965
  Depreciation and amortization                7,304            317              -          7,621
  Income taxes                                 2,461           (230)             -          2,231
  Interest expense, net                       11,041             52              -         11,093
  Interest income                                 44              -              -             44
                                        ------------    -----------   ------------   ------------
  EBITDA                                      29,048         (3,533)          (561)        24,954
  Variable stock compensation expense          3,308              -              -          3,308
  Transaction related expenditures,
   including cost of products sold             2,640          3,813              -          6,453
  Plant opening, closing charges               2,229              -              -          2,229
  Other expense                                 (469)           825              -            356
                                        ------------    -----------   ------------   ------------
  Adjusted EBITDA                       $     36,756    $     1,105   $       (561)  $     37,300
                                        ============    ===========   ============   ============

                                   PREDECESSOR
                                 MARCH 29, 2003

                                         Wholesale
                                          Bedding         Retail      Eliminations      Totals
                                        ------------   ------------   ------------   ------------
                                                               (IN THOUSANDS)
Net sales to external customers         $    164,354   $     22,261   $          -   $    186,615
Intersegment net sales                         7,789              -         (7,789)             -
Adjusted EBITDA                               28,387            867           (188)        29,066
Depreciation and amortization expense          5,305            435              -          5,740
Expenditures for long-lived assets               247            195              -            442
Segment assets                               417,157         40,441        (46,167)       411,431

Reconciliation of EBITDA and Adjusted
EBITDA to net income (loss):
  Net income (loss)                     $      8,778    $    (1,110)  $       (188)  $      7,480
  Depreciation and amortization                5,306            434              -          5,740
  Income taxes                                 5,049              -              -          5,049
  Interest expense, net                        6,835            554              -          7,379
  Interest income                                 50              -              -             50
                                        ------------    -----------   ------------   ------------
  EBITDA                                      26,018           (132)          (188)        25,698
  Variable stock compensation expense            830              -              -            830
  Transaction related expenditures,
   including cost of products sold               584            188              -            772
  Plant opening, closing charges                 777              -              -            777
  Other expense                                  178            811              -            989
                                        ------------    -----------   ------------   ------------
  Adjusted EBITDA                       $     28,387    $       867   $       (188)  $     29,066
                                        ============    ===========   ============   ============

      In the "Eliminations" column of each period presented above, the segment assets consist primarily of investments in subsidiaries, receivables and payables and gross wholesale bedding profit in ending retail inventory. The segment Adjusted EBITDA elimination has been adjusted to eliminate the wholesale bedding profit in ending retail inventory.

I.    Contingencies

      From time to time, the Company has been involved in various legal proceedings. The Company believes that all current litigation is routine in nature and incidental to the conduct of the Company's business, and that none of this litigation, if determined adversely to the Company, would have a material adverse effect on the Company's financial condition or results of its operations.

J.    Accounting Pronouncements

      In December 2003, the FASB issued SFAS No. 132 (Revised), Employers' Disclosure about Pensions and Other Postretirement Benefits ("SFAS 132R"). A revision of the pronouncement originally issued in 1998, SFAS 132R expands employers' disclosure requirements for pension and postretirement benefits to enhance information about plan assets, obligations, benefit payments, contributions and net benefit cost. SFAS 132R does not change the accounting requirements for pensions and other postretirement benefits. This statement was effective for fiscal years ending after December 15, 2003, with interim-period disclosure requirements effective for interim periods beginning after December 15, 2003. The adoption of this Statement did not have any impact on the Company's consolidated financial statements.

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

RECENT EVENTS

Labor Unions

      The United Furniture Workers labor union at our San Leandro, California manufacturing facility ratified a two-year collective bargaining agreement on April 30, 2004. This agreement was retroactive to April 1, 2004, and we do not expect the new agreement to have a significant impact on our future operating results.

      The United Steel Workers of America collective bargaining agreement at our Kansas City, Kansas manufacturing facility expired on April 19, 2004. We are continuing to negotiate a collective bargaining agreement with the labor union. We do not believe the expiration of the agreement will have a significant impact on our operations.

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

Sale of Mattress Gallery

      We sold our Mattress Gallery retail operations on May 1, 2004 for cash proceeds of $6.5 million plus the cancellation of all intercompany debts with the exception of certain trade payables owed by Mattress Gallery to Company and its affiliates. The cancellation of intercompany debts was recorded as a capital contribution to Mattress Gallery. No gain or loss was recorded on the sale since Mattress Gallery was recorded at fair value in connection with the Acquisition. Following the sale, the Company continues to guarantee approximately $3.0 million of Mattress Gallery's obligations under certain store and warehouse leases that expire over various periods through 2010. In connection with the sale, we entered into a five-year supply agreement with PCM. We have not reflected the results of operations for Mattress Gallery prior to its sale as discontinued operations since we have an ongoing interest in the cash flows of the operations through the five-year supply agreement.

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

      The following table reconciles Mattress Gallery's net loss to EBITDA and Adjusted EBITDA for the year ended December 27, 2003 and the four months ended May 1, 2004 (In thousands):


                                                            Four Months
                                          Year Ended           Ended
                                         Dec. 27, 2003      May 1, 2004
                                         -------------      -----------
Net loss                                    $(1,279)          $(3,297)
Depreciation and amortization                   167                 7
Interest expense                                168                55
                                            -------           -------
  EBITDA                                       (944)           (3,235)
Management fees                               1,307               324
Transaction related expenditures,
  including cost of products sold               267             2,720
Non-recurring other charges                     432               (31)
                                            -------           -------
Adjusted EBITDA                             $ 1,062           $  (222)
                                            =======           ========

RESULTS OF OPERATIONS

      Our capital structure changed significantly as a result of the Acquisition and the concurrent refinancing of our debt. Due to required purchase accounting adjustments relating to the transaction, the consolidated financial and other data for the period subsequent to the acquisition (the "Successor" periods) are not comparable to such data for the periods prior to the acquisition (the "Predecessor" periods). In order to provide investors with useful information and to facilitate understanding of our results for the quarters ended March 27, 2004 and March 29, 2003, the following pro forma results of operations are presented to give effect to the Acquisition as if it had been consummated on December 29, 2002, the first day of our fiscal year 2003.

      The pro forma information for the three months ended March 27, 2004 includes the following adjustments resulting from the Acquisition:

      - adjustment to cost of products sold of $(6.5) million, or 1.5% of net sales, for inventory recorded at fair market value as a result of the Acquisition and sold during the three months ended March 27, 2004;

      - adjustment to income tax expense of $2.5 million to reflect the tax effects of the pro forma adjustments based upon an effective tax rate of 38.0%.

      The pro forma information for the quarter ended March 29, 2003 includes the following adjustments resulting from the Acquisition:

      - adjustment to cost of products sold of $(0.8) million, or 0.4% of net sales, to (i) reduce depreciation expense by $(1.0) million as a result of the extension of the remaining average useful lives, partially offset by the increases in the bases of property, plant and equipment and (ii) increase amortization of favorable leases by $0.2 million due to the step-up to fair market value of leases resulting from the Acquisition;

      - adjustment to selling, general and administrative expense of $(2.2) million, or 1.1% of net sales, to (i) reduce depreciation expense by $(1.0) million as discussed above; (ii) reduce management fees by $(0.3) million to reflect the change in our equity-sponsor management agreement resulting from the Acquisition; and (iii) reduce variable stock compensation expense by $(0.9) million to reflect the elimination of our stock option plans;

      - adjustment to amortization of intangibles of $3.4 million, or 1.8% of net sales, to reflect the additional amortization resulting from the Acquisition;

      - adjustment to interest expense, net of $4.3 million, or 2.3% of net sales, to reflect the additional interest expense associated with the new debt resulting from the Acquisition, net of the interest expense associated with the old debt retired as a result of the Acquisition and the elimination of one-time financing charges resulting from the Acquisition; and

      - adjustment to income tax expense of $(1.8) million to reflect the tax effects of the Acquisition and termination of the deferred compensation plan pro forma adjustments based upon an effective tax rate of 38%.

      The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable under the circumstances. The pro forma financial information does not purport to represent what our results of operations would actually have been had the Acquisition occurred on December 29, 2002 or to project our results of operations for any future period.

      The following table sets forth historical information and pro forma financial information based upon the adjustments discussed above for the first quarter of 2004 and 2003 (in thousands):

                                    SUCCESSOR                          PREDECESSOR
                           ---------------------------         ---------------------------
                                             PRO FORMA                           PRO FORMA
                            QUARTER           QUARTER           QUARTER           QUARTER
                             ENDED             ENDED             ENDED             ENDED
                           MARCH 27,         MARCH 27,         MARCH 29,         MARCH 29,
                             2004              2004              2003              2003
                           ---------         ---------         ---------         ---------
Net sales                  $223,320          $223,320          $186,615          $186,615
Cost of products sold       119,865           113,381            98,233            97,396
                           --------          --------          --------          --------
  Gross margin              103,455           109,939            88,382            89,219
Selling, general and
 administrative expenses     85,261            85,261            70,244            68,076
Amortization of
  intangibles                 3,486             3,486                72             3,480
Transaction expenses             --                --               772               772
Licensing fees               (2,581)           (2,581)           (2,614)           (2,614)
                           --------          --------          --------          --------
  Operating income           17,289            23,773            19,908            19,505
Interest expense, net        11,093            11,093             7,379            11,662
                           --------          --------          --------          --------
  Income before
    income taxes              6,196            12,680            12,529             7,843
Income tax expense            2,231             4,695             5,049             3,268
                           --------          --------          --------          --------
  Net income               $  3,965          $  7,985          $  7,480          $  4,575
                           ========          ========          ========          ========

         The following table sets forth historical financial information and pro forma financial information based upon the adjustments discussed above for the first quarter of 2004 and 2003 as a percentage of net sales:

                                                    SUCCESSOR                          PREDECESSOR
                                           ---------------------------         ---------------------------
                                                             PRO FORMA                           PRO FORMA
                                            QUARTER           QUARTER           QUARTER           QUARTER
                                             ENDED             ENDED             ENDED             ENDED
                                           MARCH 27,         MARCH 27,         MARCH 29,         MARCH 29,
                                             2004              2004              2003              2003
                                           ---------         ---------         ---------         ---------
Net sales                                     100.0%            100.0%            100.0%            100.0%
Cost of products sold                          53.7%             50.8%             52.6%             52.2%
                                             ------            ------            ------            ------
  Gross profit                                 46.3%             49.2%             47.4%             47.8%
Selling, general and administrative
expenses                                       38.2%             38.2%             37.6%             36.5%
Amortization of intangibles                     1.6%              1.6%              0.0%              1.9%
Transaction expenses                            0.0%              0.0%              0.5%              0.4%
Licensing fees                                 (1.2)%            -1.2%             (1.4)%            (1.4)%
                                             ------            ------            ------            ------
  Operating income                              7.7%             10.6%             10.7%             10.4%
Interest expense, net                           5.0%              5.0%              4.0%              6.2%
                                             ------            ------            ------            ------
  Income before income taxes and
    minority interest                           2.7%              5.6%              6.7%              4.2%
Income tax expense                              1.0%              2.1%              2.7%              1.7%
                                             ------            ------            ------            ------
  Income before minority interest               1.7%              3.5%              4.0%              2.5%
Minority interest in loss                       0.0%              0.0%              0.0%              0.0%
                                             ------            ------            ------            ------
  Net income                                    1.7%              3.5%              4.0%              2.5%
                                             ======            ======            ======            ======

PRO FORMA QUARTER ENDED MARCH 27, 2004 AS COMPARED TO PRO FORMA QUARTER ENDED MARCH 29, 2003

         The following pro forma data for the quarters ended March 27, 2004 and March 29, 2003 ("pro forma quarter ended March 27, 2004" and "pro forma quarter ended March 29, 2003", respectively) are based on the historical financial statements for the successor period of 2004 and predecessor period of 2003, presented on a pro forma basis giving effect to the Acquisition as if it occurred on December 29, 2002 as described above under "Results of Operations".

         Net Sales. Net sales for the pro forma quarter ended March 27, 2004 increased $36.7 million, or 19.7%, to $223.3 million from $186.6 million for the pro forma quarter ended March 29, 2003.

         Wholesale bedding segment net sales increased $35.0 million, or 20.3%, to $207.1 million for the pro forma quarter ended March 27, 2004 from $172.1 million for the pro forma quarter ended March 29, 2003. For the pro forma first quarter of 2004 and the pro forma first quarter of 2003, our wholesale bedding segment net sales reflect a reduction of $12.6 million and $12.9 million, respectively, for cash consideration paid to our customers for certain promotional programs and volume rebates in accordance with Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF") 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Product" ("EITF 01-9"). The wholesale bedding segment net sales increase was primarily due to an increase in both unit shipments and AUSP of 8.5% and 9.4%, respectively, compared to the pro forma first quarter of 2003. Our unit shipments growth resulted primarily from additional floor placements at new and existing customers and an improved retail sales environment. Our improvements in AUSP were primarily attributable to a shift in our sales mix toward our higher priced Beautyrest(R) and BackCare(R) product lines.

         Our pro forma first quarter 2004 wholesale bedding sales, exclusive of EITF 01-9 sales deductions, which is the methodology used by ISPA in calculating industry sales, were up 18.0% over the prior year pro forma first quarter. In comparison, ISPA estimated that for the first quarter of 2004 total U.S. bedding manufacturers' sales were up 16.4% over the prior year first quarter, comprised of an increase in unit shipments and AUSP of 10.6% and 5.2%, respectively.

         Our retail segment sales for the pro forma quarter ended March 27, 2004 increased $2.8 million, or 12.8%, to $25.1 million from $22.3 million for the pro forma quarter ended March 29, 2003. On a comparable store basis, sales for our retail stores increased 15.7% for the first quarter of 2004 versus the first quarter of 2003. Retail segment sales benefited from an improved retail sales environment and increased advertising.

         Cost of Products Sold. For the pro forma quarter ended March 27, 2004, cost of products sold, as a percentage of net sales decreased 1.4 percentage points to 50.8% from 52.2% for the pro forma quarter ended March 29, 2003. We anticipate that our gross margin for the remainder of 2004 may be negatively impacted by inflation in prices for certain raw material components.

         Our wholesale segment pro forma first quarter gross margin increased
2.0 percentage points to 47.3% for the first quarter of 2004 from 45.3% for the pro forma quarter ended March 29, 2003 due to better absorption of manufacturing fixed costs as a result of our unit volume growth. Partially offsetting these improvements, our wholesale segment cost of products sold include $1.6 million, or 0.8% of wholesale segment net sales, of plant closing costs associated with the closing of our Jacksonville, Florida and Columbus, Ohio manufacturing facilities. The closing costs for these manufacturing facilities are non-recurring.

         Our retail segment pro forma first quarter gross margin decreased 0.9 percentage points to 50.2% for the pro forma quarter ended March 27, 2004 from 51.1% for the pro forma quarter ended March 29, 2003. Our retail margins decreased primarily due to the sale of floor samples at a discount in connection with the change-out of product lines.

         Selling, General and Administrative Expenses. For the pro forma quarter ended March 27, 2004, selling, general and administrative expenses increased $17.2 million, or 1.7 percentage points as a percentage of net sales, to 38.2% from 36.5% for the pro forma quarter ended March 29, 2003.

         Our wholesale segment selling, general and administrative expenses increased $16.5 million, or 2.5 percentage points as a percentage of wholesale segment net sales, to 35.1% for the pro forma quarter ended March 27, 2004 from 32.6% for the pro forma quarter ended March 29, 2003. The increase as a percentage of net sales from the pro forma first quarter of 2003 was principally attributable to increases in variable stock compensation expense, co-operative advertising and selling support expenditures and distribution costs, partially offset by reduced national advertising costs and general and administrative expenses, as a percentage of our wholesale segment net sales. Variable stock compensation expense increased $3.4 million, or 1.7 percentage points of wholesale segment net sales, due to the 16.7% increase in the first quarter of 2004 in value of our deemed Class A shares held in the deferred compensation plan of THL Holding. The increase in the value of the deemed Class A shares during the pro forma quarter ended March 27, 2004 resulted from our improved operating results for the quarter and improved valuation comparables as of March 27, 2004. Co-operative advertising and selling support expenditures increased $9.6 million, or 3.0 percentage points, in comparison to the prior year due primarily to (i) more expenditures meeting the criteria of a selling expense in accordance with EITF 01-9 in 2004 compared to pro forma first quarter of 2003 and (ii) a shift in our sales mix toward customers and products that receive more advertising and selling support subsidies. Distribution costs increased $2.2 million, or 0.3 percentage points, in comparison to the prior pro forma first quarter due to (i) the shut down of the Jacksonville, Florida and Columbus, Ohio manufacturing facilities resulting in more miles driven to service customers and (ii) higher average fuel costs. Our sales associate compensation increased $1.3 million in the pro forma first quarter of 2004 compared to the pro forma first quarter of 2003 due primarily to an increase in our sales associate headcount as a result of our growth in sales. Our national advertising costs decreased $1.0 million, or 0.7 percentage points, in comparison to the prior pro forma first quarter due to reduced print media costs. Our general and administrative expenses decreased $0.9 million, or 1.0 percentage points, in comparison to the prior pro forma first quarter due primarily to (i) a national leadership meeting that took place in 2003 that did not reoccur in 2004 and (ii) lower administrative wages as a percentage of wholesale segment net sales due to the increase in wholesale segment net sales.

         Our retail segment selling, general and administrative expenses, as a percentage of retail segment net sales, decreased 1.4 percentage points to 50.0% in the pro forma first quarter of 2004 from 51.4% for the pro forma quarter ended March 29, 2003. This decrease was primarily attributable to an increase in retail sales resulting in greater leverage of our fixed retail selling, general and administrative expenses.

         Amortization of Intangibles. Amortization of intangibles was $3.5 million for the pro forma quarter ended March 27, 2004 and $3.5 million for the pro forma quarter ended March 29, 2003.

         Transaction Expenses. Transaction expenses for the pro forma quarter ended March 27, 2003 consisted of $0.8 million in costs incurred in connection with the acquisition of Sleep Country.

         Interest Expense, Net. For the pro forma quarter ended March 27, 2004, interest expense, net, decreased $0.6 million, or 4.9%, to approximately $11.1 million from $11.7 million for the pro forma quarter ended March 29, 2003. This decrease was a result of our repayment of $12.3 million of debt in the first quarter of 2004.

         Income Taxes. The combined federal, state, and foreign effective income tax rate of 37.0% for the pro forma quarter ended March 27, 2004 differs from the federal statutory rate of 35.0% primarily due to a tax benefit realized as a result of a decrease in the tax rate at which deferred tax assets and liabilities were recorded in order to more properly reflect our overall state income tax effective rate, the tax expense effect of a valuation allowance increase for SC Holdings, Inc. net deferred tax assets and state income tax expense. The combined federal, state, and foreign effective income tax rate of 41.7% for the pro forma quarter ended March 29, 2003 differed from the federal statutory rate of 35.0% primarily due to state income tax expense and the tax effects of non-deductible interest costs.

         Net Income. For the reasons set forth above, our net income increased $3.4 million, or 74.5%, to $8.0 million for the pro forma quarter ended March 27, 2004 compared to $4.6 million for the pro forma quarter ended March 29, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of cash to fund liquidity needs are (i) cash provided by operating activities and (ii) borrowings available under our new Senior Credit Facility ("New Senior Credit Facility"). Our primary use of funds consists of payments of principal and interest for our debt, capital expenditures, acquisitions, and funding for working capital increases. Barring any unexpected significant external or internal developments, we expect current cash balances on hand, cash provided by operating activities and borrowings available under our New Senior Credit Facility to be sufficient to meet our short-term and long-term liquidity needs.

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

Our long-term obligations contain various financial tests and covenants. We were in compliance with such covenants as of the quarter ended March 27, 2004. The most restrictive covenants relate to ratios of Adjusted EBITDA to interest coverage (interest coverage ratio), total debt to Adjusted EBITDA (total leverage ratio), and maximum capital expenditures all as defined in the Senior Credit Facility. The minimum interest coverage and maximum leverage ratios are computed based on our results for the last twelve months ended. More specifically, the Senior Credit Facility's covenant require:

         - a minimum interest coverage ratio, with compliance levels ranging from an interest coverage of no less than 2.25:1:00 from March 31, 2004 through December 31, 2004; 2.30:1:00 from March 31, 2005 through December 31, 2005; 2.40:1.00 from March 31, 2006 to December 31, 2006; 2.55:1:00 from March 31,
                  2007 through December 31, 2007; 2.75:1:00 from March 31, 2008 through December 31, 2008; and 3.00:1:00 as of March 31, 2009 and each fiscal quarter ending thereafter.

         - A maximum total leverage ratio, with compliance levels ranging from total leverage of no greater than 6.85:1.00 from March 31, 2004 through December 31, 2004; 6.50:1:00 from March 31,
                  2005 through December 31, 2005; 6.00:1:00 as of March 31, 2006 and June 30, 2006; 5.75:1:00 as of September 30, 2006 and
                  December 31, 2006; 5.00:1:00 from March 31, 2007 through December 31, 2007; 4.50:1:00 from March 31, 2008 through December 31, 2008; and 4.00:1:00 as of March 31, 2009 and each fiscal quarter ending thereafter.

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

The following is a calculation of our minimum interest coverage and maximum leverage ratios under the Senior Credit Facility as of March 27, 2004 (amounts In thousands, except ratios). The terms and related calculations are defined in the Senior Credit Facility.

                                                               March 27,
                                                                 2004
                                                               ---------
Calculation of Minimum Cash Interest Coverage Ratio:
Twelve months ended Adjusted EBITDA(1)                         $132,524
                                                               ========
Consolidated cash interest expense(2)                          $ 42,660
                                                               ========
Actual interest coverage ratio(3)                                 3.11x
Minimum Permitted Interest Coverage Ratio                         2.25x
Calculation of Maximum Leverage Ratio:
Consolidated indebtedness                                      $757,937
Less: Cash and cash equivalents                                    (859)
                                                               --------
   Net debt                                                    $757,078
                                                               ========
Adjusted EBITDA(1)                                             $132,524
                                                               ========
Actual Leverage Ratio(4)                                          5.71x
Maximum Permitted Leverage Ratio                                  6.85x

(1) Adjusted EBITDA for the twelve months ended March 27, 2004 adds back to net income the following items: income taxes, interest expense, depreciation and amortization, variable stock compensation expense, transaction related expenditures, plant opening and closing charges, certain litigation and insurance charges relating to previous periods, retail segment charges relating to previous periods, management fees, and other non-recurring/non-cash charges as permitted under our Senior Credit Facility.

(2) Consolidated cash interest expense, as defined in the Senior Credit Facility, for the period ended March 27, 2004, as follows (in thousands):

Interest expense, net                        $11,093
Interest income                                   44
                                             -------
Gross interest expense                        11,137
Less: Non-cash interest expense                  472
                                             -------
                                              10,665
                                                 X 4
                                             -------
Consolidated cash interest expense           $42,660
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

FORWARD LOOKING STATEMENTS

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q/A, the words "believes," "anticipates," "expects," "intends," "projects" and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operating results, including expected benefits from our Better Sleep Through Science(R) philosophy. Any forward-looking statements contained in this report represent our management's current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

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

      -     our level of indebtedness;

      -     interest rate risks;

      -     future acquisitions;

      -     an increase in return rates; and

      - other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"), including the Form 10-K for 2003.

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

Date:    November 8, 2004