Form 10-Q/A
period 2004-06-26
SIMMONS BEDDING CO
filed 2004-11-08
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Amendment No. 3
                                       To

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

Explanatory Note:

This Amendment No. 3 to the quarterly report on Form 10-Q for the period ended June 26, 2004 is being filed to update the Form 10-Q for comments received from the Securities and Exchange Commission related to our Form S-4 filings.

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
                                         ============      =============


     Definite-lived intangible asset classes were assigned the following values and have the following weighted average amortization lives (dollar amounts in thousands):

                                                              WEIGHTED
                                                              AVERAGE    ALLOCATED
                                                               LIVES      AMOUNT
                                                              --------   ---------
Patented and unpatented technology..........................     25      $ 32,578
Contractual and non-contractual customer contracts..........     23        67,956
Non-compete agreements......................................      3         1,832
                                                                         --------
                                                                         $102,366
                                                                         ========

      Trademarks, which are considered indefinite-lived intangible assets, were assigned a value of $427,855.

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
                                  =========   =========

F.  GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangible assets consisted of the following as of June 26, 2004 and December 27, 2003 (dollar amounts in thousands):

                                                  JUNE 26, 2004                 DECEMBER 27, 2003
                               WEIGHTED   -----------------------------   -----------------------------
                               AVERAGE    GROSS CARRYING   ACCUMULATED    GROSS CARRYING   ACCUMULATED
                                 LIFE         AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                               --------   --------------   ------------   --------------   ------------
Definite-lived intangible
  assets:
  Patents....................     25         $ 32,578        $  (681)        $29,994          $ (66)
  Customer contracts.........     23           67,956         (1,538)         20,078            (40)
  Licenses...................     --               --             --          15,370            (56)
  Contract sales.............     --               --             --           8,823            (48)
  Employment contracts.......     --               --             --           3,367            (25)
  Equipment leases...........     --               --             --             660            (14)
  Software...................     --               --             --           2,249            (25)
  Non-compete agreements.....      3            1,832           (382)          2,838            (32)
                                             --------        -------         -------          -----
                                             $102,366        $(2,601)        $83,379          $(306)
                                             ========        =======         =======          =====
Indefinite-lived intangible
  assets:
  Trademarks.................                $427,855                        $29,573
  Brands.....................                      --                         43,505
  Supplier lists.............                      --                          2,567
  Domain names...............                      --                            480
                                             --------                        -------
                                             $427,855                        $76,125
                                             ========                        =======

     The Company finalized the valuation of intangible assets acquired in connection with the Acquisition during the second quarter of 2004. As of December 27, 2003, an allocation of the value of the intangible assets was made based upon a preliminary valuation. In the final valuation the fair market value of the identifiable intangible assets was $597.3 million, whereas in the preliminary valuation the fair market value was $178.9 million. The difference in the valuation amounts was primarily attributable to the following differences in methodology and assumptions:

     - In the final valuation, identifiable intangibles were trademarks, patented and unpatented technology, contractual and non-contractual customer base and non-compete agreements, whereas in the preliminary valuation identifiable intangibles were patents, customer contracts, licenses, contract sales, employment contracts, equipment leases, software, non-compete agreements, brands, trademarks, supplier lists and domain names.

     - The preliminary valuation did not fully consider the Acquisition discount rate in determining the intangible assets class discount rates, nor were all income streams captured; however, in the final valuation the Acquisition discount rate was considered and all income streams captured.

     In accordance with EITF Issue No. 90-12, Allocating Basis to Individual Assets and Liabilities for Transactions within the Scope of Issue No. 88-16, a step-up of identifiable intangible assets to fair value was recorded in purchase accounting for the remaining interest in Simmons Company acquired by THL and Fenway. As a result of the increase in the fair value of the identifiable intangible assets, the amount of carryover basis reflected as a deemed dividend increased $47.7 million to a total deemed dividend of $148.1 million.

     The aggregate amortization expense associated with the definite-lived intangible assets for the six months ended June 26, 2004 was $2.3 million. The estimated amortization expense for definite-lived intangible assets for 2004 and the next four years is as follows (amount in thousands):

2004........................................................   $4,982
2005........................................................    4,982
2006........................................................    4,599
2007........................................................    4,249
2008........................................................    4,249

     In connection with the Acquisition, goodwill was assigned to the wholesale and retail segments in the amount of $471.3 million and $20.9 million, respectively. During the second quarter of 2004, the Company sold its Mattress Gallery operations, which was accounted for as a portion of its retail segment. No gain or loss was recorded on the sale since Mattress Gallery was recorded at fair value in connection with the Acquisition. Goodwill for the retail segment was reduced by $4.0 million as a result of the sale of Mattress Gallery.

G.    WARRANTIES

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

H.    LONG-TERM DEBT

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

I.    SEGMENT INFORMATION

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

J.    PLANT CLOSING AND OPENING CHARGES

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

K.    TERMINATION OF SIMMONS COMPANY DEFERRED COMPENSATION PLAN

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

L.    SUBSEQUENT EVENT

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

M.    CONTINGENCIES

      From time to time, the Company has been involved in various legal proceedings. The Company believes that all current litigation is routine in nature and incidental to the conduct of the Company's business, and that none of this litigation, if determined adversely to the Company, would have a material adverse effect on the Company's financial condition or results of its operations.

N.    ACCOUNTING PRONOUNCEMENTS

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

Item  3. Quantitative and Qualitative Disclosures About Market Risk

      Information relative to our market risk sensitive instruments by major category as of December 27, 2003 is presented under Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2003. There have been no material changes to this information as of June 26, 2004.

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