Form 10-Q
period 2004-09-25
SIMMONS BEDDING CO
filed 2004-11-09
CIK 1014022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 25, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ____________

      Commission file number 333-113861

                             SIMMONS BEDDING COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      13-3875743
- -------------------------------             ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

One Concourse Parkway, Suite 800, Atlanta, Georgia             30328-6188
- --------------------------------------------------             ----------
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

      The number of shares of the registrant's common stock outstanding as of November 9, 2004 was 100.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
                                     INCOME
                                 (In thousands)

                                    Successor   |   Predecessor      Successor   |   Predecessor
                                  ------------- |  -------------   ------------- |  -------------
                                     Quarter    |     Quarter       Nine Months  |   Nine Months
                                      Ended     |      Ended           Ended     |      Ended
                                  September 25, |  September 27,   September 25, |  September 27,
                                      2004      |       2003           2004      |       2003
                                  ------------- |  -------------   ------------- |  -------------
                                                |                                |
Net sales                           $ 238,221   |    $ 217,924       $ 663,336   |    $ 603,838
Cost of products sold                 127,050   |      113,433         357,160   |      316,404
                                    ---------   |    ---------       ---------   |    ---------
   Gross profit                       111,171   |      104,491         306,176   |      287,434
                                    ---------   |    ---------       ---------   |    ---------
                                                |                                |
Operating expenses:                             |                                |
   Selling, general and                         |                                |
       administrative expenses         86,844   |       82,359         246,124   |      237,235
   Plant closure charges                    -   |            -             764   |            -
   Amortization of intangibles          1,220   |           71           3,509   |          241
   Transaction expenses                    57   |           65             305   |          887
   Licensing fees                      (2,435)  |       (2,365)         (7,497)  |       (7,789)
                                    ---------   |    ---------       ---------   |    ---------
                                       85,686   |       80,130         243,205   |      230,574
                                    ---------   |    ---------       ---------   |    ---------
                                                |                                |
     Operating income                  25,485   |       24,361          62,971   |       56,860
   Interest expense, net               10,737   |        7,299          32,718   |       21,470
                                    ---------   |    ---------       ---------   |    ---------
     Income before income taxes        14,748   |       17,062          30,253   |       35,390
Income tax expense                      5,309   |        1,489          10,891   |        8,852
                                    ---------   |    ---------       ---------   |    ---------
     Net income                         9,439   |       15,573          19,362   |       26,538
                                                |                                |
Other comprehensive income:                     |                                |
   Foreign currency translation                 |                                |
       adjustment                          42   |           (3)             32   |          222
                                    ---------   |    ---------       ---------   |    ---------
     Comprehensive income           $   9,481   |    $  15,570       $  19,394   |    $  26,760
                                    =========   |    =========       =========   |    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                      September 25, December 27,
                                                          2004          2003*
                                                      ------------   ----------
                                                      (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                         $   17,030    $    3,670
     Accounts receivable, less allowances for
        doubtful receivables, discounts, and returns
        of $5,949 and $4,960                               87,222        65,868
     Inventories                                           30,739        31,355
     Deferred income taxes                                  2,565           973
     Other current assets                                  16,688        22,616
     Assets held for sale                                       -         8,564
                                                       ----------    ----------
        Total current assets                              154,244       133,046
                                                       ----------    ----------

Property, plant and equipment, net                         61,287        53,228
Goodwill                                                  493,818       792,230
Intangible assets, net                                    543,606       159,198
Other assets                                               43,097        45,417
                                                       ----------    ----------
                                                       $1,296,052    $1,183,119
                                                       ==========    ==========

* Derived from the Company's 2003 audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                    September 25,  December 27,
                                                         2004         2003*
                                                     -----------   -----------
                                                     (Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Current maturities of long-term debt            $     1,506   $     9,512
     Accounts payable                                     53,617        39,956
     Accrued wages and benefits                           16,786        20,230
     Accrued advertising and incentives                   26,590        21,612
     Accrued interest                                      6,197         1,238
     Other accrued expenses                               14,285        10,868
     Liabilities held for sale                                 -         2,064
                                                     -----------   -----------
        Total current liabilities                        118,981       105,480
                                                     -----------   -----------

Non-current liabilities:
     Long-term debt                                      750,926       760,741
     Deferred income taxes                               157,308        23,719
     Other                                                13,563        12,902
                                                     -----------   -----------
        Total liabilities                              1,040,778       902,842
                                                     -----------   -----------

Commitments and contingencies

Common stockholder's equity:
     Common stock, $.01 par value; 3,000 shares
      authorized; 100 issued and outstanding                   1             1
     Additional paid-in capital                          243,052       287,449
     Retained earnings (accumulated deficit)              12,172        (7,190)
     Accumulated other comprehensive income                   49            17
                                                     -----------   -----------
        Total common stockholder's equity                255,274       280,277
                                                     -----------   -----------
                                                     $ 1,296,052   $ 1,183,119
                                                     ===========   ===========

* Derived from the Company's 2003 audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                               Successor    |   Predecessor
                                                             -------------- |  ------------
                                                              Nine Months   |   Nine Months
                                                                 Ended      |      Ended
                                                             September 25,  |  September 27,
                                                                 2004       |      2003
                                                             -------------- |  -------------
                                                                            |
Cash flows from operating activities:                                       |
Net income                                                     $  19,362    |    $  26,538
Adjustments to reconcile net income to net cash                             |
   provided by operating activities:                                        |
     Depreciation and amortization                                16,653    |       16,814
     Provision for bad debts                                       2,735    |        2,758
     Provision for deferred income taxes                          11,061    |        1,997
     Non-cash interest expense                                     1,370    |        2,431
     Non-cash stock compensation expense                           3,308    |       15,118
     Other, net                                                        -    |         (249)
Net changes in operating assets and liabilities:                            |
     Accounts receivable                                         (21,855)   |      (19,561)
     Inventories                                                   4,531    |       (2,982)
     Other current assets                                          5,911    |       (7,271)
     Accounts payable                                             15,485    |          691
     Accrued liabilities                                           7,670    |        5,113
     Other, net                                                   (6,590)   |       (7,522)
                                                               ---------    |    ---------
   Net cash provided by operating activities                      59,641    |       33,875
                                                               ---------    |    ---------
Cash flows from investing activities:                                       |
     Purchases of property, plant and equipment                  (15,216)   |       (4,857)
     Proceeds from the sale of Gallery Corp., net                  6,327    |            -
     Purchase of certain assets of Simmons Juvenile                         |
       Products Company, Inc.                                    (19,668)   |            -
     Other, net                                                    2,231    |       (1,682)
                                                               ---------    |    ---------
   Net cash used in investing activities                         (26,326)   |       (6,539)
                                                               ---------    |    ---------
Cash flows from financing activities:                                       |
     Payments of Successor Senior Credit Facility, net           (11,675)   |            -
     Payments of other Successor debt                             (6,146)   |            -
     Payments to Simmons Company                                  (1,296)   |            -
     Repurchase of SC Holdings, Inc. minority interest and                  |
       payment of SC Holdings, Inc. debt                               -    |      (18,653)
     Payments on Predecessor Senior Credit Facility, net               -    |      (12,005)
     Payments of other Predecessor debt                                -    |       (1,980)
     Payments of financing fees                                     (870)   |            -
                                                               ---------    |    ---------
   Net cash used in financing activities                         (19,987)   |      (32,638)
                                                               ---------    |    ---------
Net effect of exchange rate changes on cash                           32    |          222
                                                               ---------    |    ---------
Change in cash and cash equivalents                               13,360    |       (5,080)
Cash and cash equivalents, beginning of period                     3,670    |        7,108
                                                               ---------    |    ---------
Cash and cash equivalents, end of period                       $  17,030    |    $   2,028
                                                               =========    |    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                             (Dollars in thousands)

                                                                                RETAINED      ACCUMULATED
                                                                 ADDITIONAL     EARNINGS/        OTHER         TOTAL
                                      COMMON         COMMON       PAID-IN     (ACCUMULATED   COMPREHENSIVE STOCKHOLDER'S
                                      SHARES         STOCK        CAPITAL        DEFICIT)       INCOME        EQUITY
                                     ---------     ---------     ---------    ------------   ------------- -------------
DECEMBER 27, 2003 (AUDITED)              100       $       1     $ 287,449      $  (7,190)     $      17     $ 280,277
     Net income                            -               -             -         19,362              -        19,362
     Other comprehensive
        income (loss):
       Change in foreign
            currency translation           -               -             -              -             32            32
     Comprehensive income/
       (loss)                              -               -             -         19,362             32        19,394
     Deemed dividend to reflect
       carryover basis                     -               -       (47,705)             -              -       (47,705)
     Termination of deferred
       compensation plan                   -               -         3,308              -              -         3,308
                                     -------       ---------     ---------      ---------      ---------     ---------
SEPTEMBER 25, 2004 (UNAUDITED)           100       $       1     $ 243,052      $  12,172      $      49     $ 255,274
                                     =======       =========     =========      =========      =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A.    BASIS OF PRESENTATION

      For purposes of this report, the "Company" refers to Simmons Bedding Company, formerly known as Simmons Company, and its subsidiaries, collectively. The Condensed Consolidated Financial Statements of the Company are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "Commission"). The accompanying unaudited condensed consolidated financial statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 25, 2004, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 27, 2003. Operating results for the periods ended September 25, 2004 are not necessarily indicative of future results that may be expected for the year ending December 25, 2004 or for any future period.

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

C.    THE ACQUISITION

      In December 2003, THL Bedding Company, an affiliate of Thomas H. Lee Partners, L.P., acquired the Company for approximately $1.115 billion, including related acquisition costs (the "Acquisition"). Concurrently with the closing of this transaction on December 19, 2003, each of THL Bedding Company and the former Simmons Company merged with and into the Company with the Company continuing as the surviving corporation. The entity, formerly known as Simmons Holdings, Inc., was renamed Simmons Company and later renamed Simmons Bedding Company.

      Thomas H. Lee Partners, L.P. is a leading private equity firm focused on identifying and acquiring substantial ownership stakes in mid- to large-cap growth companies. The purchase price for the Company was impacted by the following factors:

   - The Company's leading U.S. market position in the bedding industry, particularly in the premium segment;

   -  The Company's portfolio of brands;

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

   -  The Company's ability to innovate and introduce new products;

   -  The Company's superior manufacturing platform;

   -  The Company's historical and projected earnings; and

   -  The Company's management team and corporate culture.

      The financing for the Acquisition (including the refinancing of outstanding debt) was provided by (i) borrowings under a new $480.0 million senior secured credit facility ("Senior Credit Facility"), consisting of a $405.0 million term loan facility and a $75.0 million revolving credit facility, which refinanced the Company's existing senior and subordinated loans, (ii) borrowings under a new $140.0 million senior unsecured term loan facility ("Senior Unsecured Term Loan Facility"); (iii) issuance of $200.0 million 7.875% senior subordinated notes ("7.875% Senior Subordinated Notes"); and (iv) $387.8 million of capital provided by Thomas H. Lee Equity Fund V, L.P. and its affiliates (collectively "THL"), affiliates of Fenway Partners, Inc. ("Fenway") and management of the Company.

      As a result of the Acquisition, THL acquired approximately 75.8% of the voting stock of Simmons Company. In connection with the stock purchase and the mergers, Fenway acquired 9.0% of voting stock of Simmons Company and the Company's management and directors acquired 15.2% of the voting stock of Simmons Company, after giving effect to restricted stock issued to management under the Simmons Company's equity incentive plan.

      In connection with the Acquisition, certain members of the Company's management deferred $19.8 million of their proceeds from the Acquisition into a deferred compensation plan of Simmons Company. The deferred proceeds were deemed invested in Class A common stock of Simmons Company. As further described in Note L to the condensed consolidated financial statements, the deferred compensation plan was terminated on June 3, 2004. Prior to the termination, the deferred compensation plan was recorded as a liability of Simmons Company and was marked to market based upon a quarterly valuation of the common stock of Simmons Company. The changes in the market value of the liability were recorded as non-cash stock compensation expense of the Company.

      The Acquisition was accounted for as a purchase as prescribed by Statement of Financial Accounting Standards No. 141, Business Combinations, in accordance with Emerging Issues Task Force ("EITF") No. 88-16, Basis in Leveraged Buyout Transactions. This guidance requires the continuing residual interest retained by continuing management investors, as a result of the Acquisition, to be reflected at its predecessor basis. In accordance with EITF Issue No. 90-12, Allocating Basis to Individual Assets and Liabilities for Transactions within the Scope of Issue No. 88-16, a step-up of assets and liabilities to fair value was recorded in purchase accounting for the remaining interest in Simmons Company acquired by THL and Fenway. The amount of carryover basis determined was reflected as a deemed dividend of $148.1 million in the opening consolidated balance sheet.

      The purchase price allocation was not finalized until the second quarter of 2004. Prior to completion of the valuation, a tentative purchase price allocation was made using preliminary estimates of the values of the intangibles. Based upon the final valuation completed in the

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

second quarter, the fair market value of the identifiable intangible assets on the date of Acquisition was $597.3 million. Based upon the preliminary valuation, the fair market value of the identifiable intangible assets was $178.9 million. The difference in the valuation amounts was primarily attributable to the following differences in methodology and assumptions:

   - In the final valuation, identifiable intangibles included trademarks, patented and unpatented technology, contractual and non-contractual customer base, and non-compete agreements. In the preliminary valuation, identifiable intangibles included trademarks, patents, customer contracts, non-compete agreements, licenses, contract sales, employment contracts, equipment leases, software, brands, supplier lists and domain names.

   - The preliminary valuation did not fully consider the Acquisition discount rate in determining the asset discount rates, nor were all income streams captured. However, in the final valuation, the discount rate was considered and all income streams captured.

      As a result, during the second quarter identifiable intangible assets were adjusted to reflect the final valuation, which resulted in an increase in intangible assets of $370.7 million and an increase in the deemed dividend to reflect additional carryover basis in the intangible assets of $47.7 million. Additionally, a deferred tax liability of $141.4 million was recorded on the additional step-up of the identifiable intangible assets. Following is a summary comparison of the tentative and final allocation of the estimated fair values of the assets acquired and liabilities assumed as of the date of the Acquisition (in thousands):

                                   PRELIMINARY         FINAL
                                   ALLOCATION       ALLOCATION
                                   -----------      -----------
Current assets                     $   137,296      $   141,272
Property, plant and equipment           54,446           53,802
Goodwill                               792,230          492,637
Other assets                            50,385           50,385
Intangibles                            159,511          530,221
                                   -----------      -----------
     Total assets acquired           1,193,868        1,268,317
                                   -----------      -----------
Current liabilities                    (91,765)         (91,765)
Acquisition costs                      (24,939)         (24,655)
Non-current liabilities                (62,295)        (184,731)
                                   -----------      -----------
     Total liabilities assumed        (178,999)        (301,151)
                                   -----------      -----------
     Deemed dividend                   100,388          148,091
                                   -----------      -----------
     Purchase price                $ 1,115,257      $ 1,115,257
                                   ===========      ===========

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      Definite-lived intangible asset classes were assigned the following amounts and have the following weighted average amortization lives (dollars in thousands):

                                                WEIGHTED
                                                AVERAGE    ALLOCATED
                                                  LIFE       AMOUNT
                                                --------   ----------
Patented and unpatented technology                 25      $  32,578
Contractual and non-contractual customer base      23         67,956
Non-compete agreements                              3          1,832
                                                           ---------
                                                           $ 102,366
                                                           =========

      Trademarks, which are considered indefinite-lived intangible assets, were assigned a value of $427.9 million.

      There were no pre-acquisition contingencies related to the Acquisition. Since the Acquisition was accounted for as a stock purchase, the respective tax bases of the assets and liabilities were not changed. Goodwill was assigned to the wholesale and retail segments in the amounts of $475.8 million and $16.8 million, respectively.

D.    ACQUISITION OF CERTAIN ASSETS OF SIMMONS JUVENILE PRODUCTS COMPANY, INC.

      On August 27, 2004, the Company acquired certain assets and liabilities of the crib mattress and related soft goods business of Simmons Juvenile Products Company, Inc. ("Simmons Juvenile"), a licensee of the Company, for $19.7 million in cash, including transaction costs. Additional contingent consideration, not to exceed $4.4 million, will be paid by the Company based upon Simmons Juvenile's future operating performance. The purchase price allocation will be adjusted within the year subsequent to the acquisition should the contingent consideration be paid.

      Simmons Juvenile manufactures and sells Simmons branded crib mattresses and related soft goods to the U.S. infant market. The acquisition of Simmons Juvenile provides the Company access to sell products to the U.S. infant market. Simmons Juvenile has leased manufacturing and distribution operations in York, Pennsylvania; Oshkosh, Wisconsin and Ontario, California. The leases for these facilities expire in 2005 and 2006.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      The Company recorded the acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values. Following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Current assets                      $   3,673
Property, plant and equipment              49
Goodwill                                1,173
Intangibles                            17,200
                                    ---------
     Total assets acquired             22,095
                                    ---------
Current liabilities                    (2,203)
Non-current liabilities                  (224)
                                    ---------
     Total liabilities assumed         (2,427)
                                    ---------
     Purchase price                 $  19,668
                                    =========

      The intangible assets acquired include non-contractual customer contracts of $8.0 million and trademarks of $9.2 million. The non-contractual customer contracts have a weighted average life of nine years. The trademarks have an indefinite-life. The goodwill, which is expected to be deductible for tax purposes over 15 years, was $2.9 million and was assigned to the Company's wholesale segment. There were no pre-acquisition contingencies related to the acquisition of Simmons Juvenile.

      The results of operations for Simmons Juvenile from August 27, 2004 through September 25, 2004 are included in the Company's results of operations for the quarter and nine months ended September 25, 2004. This acquisition is not considered significant to the Company's balance sheet and statement of operations, therefore pro forma information has not been presented.

E.    SALE OF GALLERY CORP.

      The Company sold its Gallery Corp. ("Mattress Gallery") retail operations in a stock transaction on May 1, 2004 to Pacific Coast Mattress, Inc. ("PCM") for cash proceeds of $6.4 million plus the cancellation of all intercompany debts with the exception of current trade payables owed by Mattress Gallery to the Company. The cancellation of intercompany debts was recorded as a capital contribution to Mattress Gallery. No gain or loss was recorded on the sale since Mattress Gallery was recorded at fair value in connection with the Acquisition (see Note C to the condensed consolidated financial statements for further explanation). Following the sale, the Company continues to guarantee approximately $2.6 million of Mattress Gallery's obligations under certain store and warehouse leases that expire over various periods through 2010. In connection with the sale, the Company entered into a five-year supply agreement with PCM.

      In accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reflected assets and liabilities for Mattress Gallery as held for sale in the

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

December 27, 2003 consolidated balance sheet. The Company did not reflect the results of operations for Mattress Gallery as discontinued operations since the Company will have an ongoing interest in the cash flows of the operations through a long-term supply agreement. For the four months ended May 1, 2004, Mattress Gallery's net sales and net loss were $12.9 million and $3.3 million, respectively. For the nine months ended September 27, 2003, Mattress Gallery's net sales and net loss were $29.8 million and $1.1 million, respectively.

F.    INVENTORIES

      A summary of inventories, exclusive of inventories included in assets held for sale as of December 27, 2003, follows (in thousands):

                                  SEPTEMBER 25,  DECEMBER 27,
                                      2004           2003
                                    ---------     ---------
Raw materials                       $  14,214     $  13,005
Work-in-progress                          950         1,099
Finished goods                         11,451        12,476
Inventory held at retail stores         4,124         4,775
                                    ---------     ---------
                                    $  30,739     $  31,355
                                    =========     =========

G.    GOODWILL AND OTHER INTANGIBLE ASSETS

      Intangible assets consisted of the following as of September 25, 2004 and December 27, 2003 (dollars in thousands):

                                              SEPTEMBER 25, 2004                DECEMBER 27, 2003
                              WEIGHTED  -----------------------------     -------------------------------
                              AVERAGE   GROSS CARRYING   ACCUMULATED      GROSS CARRYING   ACCUMULATED
                                LIFE        AMOUNT       AMORTIZATION         AMOUNT       AMORTIZATION
                              --------  --------------   ------------     --------------   --------------
Definite-lived intangible
     assets:
     Patents                     25     $       32,578   $     (1,006)    $       29,994   $        (66)
     Customer contracts          23             75,956         (2,244)            20,078            (40)
     Licenses                     -                  -              -             15,370            (56)
     Contract sales               -                  -              -              8,823            (48)
     Employment contracts         -                  -              -              3,367            (25)
     Equipment leases             -                  -              -                660            (14)
     Software                     -                  -              -              2,249            (25)
     Non-compete agreements       3              1,832           (565)             2,838            (32)
                                        --------------   ------------     --------------   ------------
                                        $      110,366   $     (3,815)    $       83,379   $       (306)
                                        ==============   ============     ==============   ============
Indefinite-lived intangible
     assets:
     Trademarks                         $      437,055                    $       29,573
     Brands                                          -                            43,505
     Supplier lists                                  -                             2,567
     Domain names                                    -                               480
                                        --------------                    --------------
                                        $      437,055                    $       76,125
                                        ==============                    ==============

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      The Company finalized the valuation of intangible assets acquired in connection with the Acquisition during the second quarter of 2004. As of December 27, 2003, an allocation of the value of the intangible assets was made based upon a preliminary valuation. In the final valuation, the fair market value of the identifiable intangible assets was $597.3 million whereas in the preliminary valuation the fair market value was $178.9 million. The difference in the valuation amounts was primarily attributable to the following differences in methodology and assumptions:

   - In the final valuation, identifiable intangibles included trademarks, patented and unpatented technology, contractual and non-contractual customer base, and non-compete agreements. In the preliminary valuation, identifiable intangibles included trademarks, patents, customer contracts, non-compete agreements, licenses, contract sales, employment contracts, equipment leases, software, brands, supplier lists and domain names in the preliminary valuation.

   - The preliminary valuation did not fully consider the Acquisition discount rate in determining the asset discount rates, nor were all income streams captured. However, in the final valuation, the discount rate was considered and all income streams captured.

      In accordance with EITF Issue 90-12, Allocating Basis to Individual Assets and Liabilities for Transactions within the Scope of Issue No. 88-16, a step-up of identifiable intangible assets to fair value was recorded in purchase accounting for the remaining interest in Simmons Company acquired by THL and Fenway. As a result of the increase in the fair value of the identifiable intangible assets, the amount of carryover basis reflected as a deemed dividend increased $47.7 million to a total deemed dividend of $148.1 million.

      In connection with the Acquisition, goodwill was assigned to the wholesale and retail segments in the amount of $475.8 million and $16.8 million, respectively. During the second quarter of 2004, the Company sold a portion of its retail segment, Mattress Gallery. No gain or loss was recorded on the sale since Mattress Gallery was recorded at fair value in connection with the Acquisition. Goodwill for the retail segment decreased by $4.0 million as a result of the sale of Mattress Gallery.

      In connection with the acquisition of Simmons Juvenile, the Company allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values. The intangible assets acquired included non-contractual customer base of $8.0 million, with a weighted average life of nine years, and trademarks of $9.2 million, with an indefinite life. The goodwill of $1.2 million related to this acquisition was assigned to the wholesale segment.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      The aggregate amortization expense associated with the definite-lived intangible assets for the nine months ended September 25, 2004 was $3.4 million. The estimated amortization expense for definite-lived intangible assets for 2004 as a whole and for the next four years is as follows (in thousands):

2004        $ 5,278
2005          5,870
2006          5,488
2007          5,138
2008          5,138

H.    WARRANTIES

      The Company's warranty policy provides for a 10-year non-prorated warranty service period on all first quality non-juvenile products, except for certain products for the hospitality industry, which have varying non-prorated warranty periods generally ranging from five to ten years. The Company's juvenile products have warranty periods which range from five years to a lifetime warranty. The Company's policy is to accrue the estimated costs of warranty coverage at the time a sale is recorded. The following table presents a reconciliation of the Company's warranty liability for the quarters and nine months ended September 25, 2004 and September 27, 2003 (in thousands):

                                            FOR THE                           FOR THE
                                         QUARTERS ENDED                 NINE MONTHS ENDED
                                 ------------------------------    ------------------------------
                                   SUCCESSOR    |  PREDECESSOR       SUCCESSOR    |  PREDECESSOR
                                 -------------  | -------------    -------------  | -------------
                                 SEPTEMBER 25,  | SEPTEMBER 27,    SEPTEMBER 25,  | SEPTEMBER 27,
                                     2004       |     2003             2004       |    2003
                                 -------------  |  -------------    ------------- | -------------
                                                |                                 |
Balance at beginning of period   $       4,146  | $       3,753    $       3,803  | $       3,434
Additional warranties issued             1,340  |         1,420            3,635  |         3,677
Warranty settlements                    (1,402) |          (853)          (3,492) |        (2,791)
Revisions of estimate                       94  |          (435)             232  |          (435)
                                 -------------- | -------------    -------------  | -------------
Balance at end of period         $       4,178  | $       3,885    $       4,178  | $       3,885
                                 ============== | =============    =============  | =============

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

I.    LONG-TERM DEBT

      A summary of long-term debt follows (in thousands):

                                                     SEPTEMBER 25,   DECEMBER 27,
                                                          2004          2003
                                                     -------------   ------------
Senior Credit Facility:
   New Revolving Loan                                  $       -      $   3,275
   Tranche B Term Loan                                         -        405,000
   New Tranche C Term Loan                               396,600              -
                                                       ---------      ---------
     Total Senior Credit Facility                        396,600        408,275
Senior Unsecured Term Loan                               140,000        140,000
Industrial Revenue Bonds, 7.00%, due 2017                  9,700          9,700
Industrial Revenue Bonds, 3.62%, due 2016                  4,000          4,000
Banco Santander Loan, 3.15%, due 2013                      1,955          2,116
7.875% Senior Subordinated Notes due 2014                200,000        200,000
10.25% Series B Senior Subordinated Notes due 2009             -          5,284
Other, including capital lease obligations                   177            878
                                                       ---------      ---------
                                                         752,432        770,253
Less current portion                                      (1,506)        (9,512)
                                                       ---------      ---------
                                                       $ 750,926      $ 760,741
                                                       =========      =========

      In connection with the Acquisition on December 19, 2003, the Company entered into a new Senior Credit Facility, a Senior Unsecured Term Loan Facility, and issued 7.875% Senior Subordinated Notes, the aggregate proceeds of which repaid the outstanding amounts under the old senior credit facility, notes payable to former shareholders, a junior subordinated payment-in-kind note, and a portion of the Company's 10.25% Senior Subordinated Notes.

      The Senior Credit Facility provides for a $75.0 million revolving credit facility. The revolving credit facility will expire on the earlier of (a) December 19, 2009 or (b) such other date as the revolving credit commitments there under terminate in accordance with the terms of the Senior Credit Facility. The Senior Credit Facility also provided for a $405.0 million Tranche B Term Loan facility. The Company prepaid $8.4 million of the Tranche B Term Loan in the first quarter of 2004.

      On August 27, 2004, the Company amended and restated its Senior Credit Facility to, among other things:

      (i) Refinance its then existing $396.6 million Tranche B Term Loan with a new Tranche C Term Loan priced at LIBOR + 250 basis points, a 25 basis point decline from its existing borrowing rates;

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         (ii) Amend its existing annual capital spending limitation from $20 million to $30 million; and

         (iii) Amend the limitation on indebtedness of Simmons Company, its indirect parent, to allow for the incurrence of permitted indebtedness up to a total leverage ratio, including debt of Simmons Company of 6:75:1:00, provided that Simmons Bedding Company's leverage ratio is less than 5:50:1:00.

      As of September 25, 2004, the Company had availability to borrow $64.5 million under the revolving credit facility after giving effect to $10.5 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the revolving credit facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the revolving credit facility to fund distributions, acquisitions and capital expenditures.

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

      The Senior Credit Facility and the Senior Unsecured Term Loan bear interest at the Company's choice of the Eurodollar Rate or Base Rate (both as defined), plus the applicable interest rate margins as follows:

                             EURODOLLAR    BASE
                                RATE       RATE
                             ----------    ----
Revolving Credit Facility       2.50%      1.50%
Tranche C Term Loan             2.50%      1.50%
Senior Unsecured Term Loan      3.75%      2.75%

      The weighted average interest rates per annum in effect as of September 25, 2004 for the Tranche C Term Loan and Senior Unsecured Term Loan were 3.95% and 5.13%, respectively.

      The use of interest rate risk management instruments, such as collars and swaps, is required under the terms of the Senior Credit Facility. The Company is required to maintain protection against fluctuations in interest rates, and may do so through utilizing Eurodollar Rate loans having twelve-month interest periods or through one or more interest rate agreements. The Company has developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. For approximately $325.0 million of the Tranche C Term Loan and the $140.0 million Senior Unsecured Term Loan, the Company has set the interest rate utilizing twelve-month Eurodollar Rate loans which have fixed the Eurodollar Rate at 1.375% through January 26, 2005 for approximately 86% of floating rate debt outstanding as of September 25, 2004. Additionally, to further address interest rate risk, the Company has an interest rate cap agreement for a notional amount of $170.0 million which capped the Eurodollar Rate, plus margin, at 5.0% for the period from January 26, 2005 through January 26, 2006.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      On April 12, 2004 the remaining 10.25% Series B Senior Subordinated Notes outstanding were repurchased at 105.125% of the principal amount thereof for a total payment of $5.3 million.

      On December 19, 2003 in connection with the Acquisition, the Company completed a financing, which consisted of the sale of $200.0 million of 7.875% Senior Subordinated Notes due 2014 (the "New Notes") pursuant to a private offering. The New Notes bear interest at the rate of 7.875% per annum, which is payable semi-annually in cash in arrears on January 15 and July 15. The New Notes mature on January 15, 2014. The New Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company. The Company plans to issue 7.875% Senior Subordinated Notes due 2014 (the "Exchange Notes") in exchange for all New Notes, pursuant to an exchange offer whereby holders of the New Notes will receive Exchange Notes which have been registered under the Securities Act of 1933, as amended, but are otherwise identical to the New Notes. On October 29, 2004, the Company issued $200.0 million aggregate amount of Exchange Notes in exchange for all New Notes.

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

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE QUARTER ENDED SEPTEMBER 25, 2004
                                 (In thousands)

                                    SUCCESSOR

                                                           Issuer and Guarantors
                                                          ------------------------
                                                           Simmons
                                                           Bedding       Guarantor    Non-Guarantor
                                                           Company      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                          ---------     ------------  -------------   ------------   ------------
Net sales                                                 $  (8,000)     $ 242,717      $   3,504      $       -      $ 238,221
Cost of products sold                                           317        123,914          2,819              -        127,050
                                                          ---------      ---------      ---------      ---------      ---------
  Gross margin                                               (8,317)       118,803            685              -        111,171
                                                          ---------      ---------      ---------      ---------      ---------
Operating expenses:
  Selling, general and administrative expenses               60,134         25,977            733              -         86,844
  Amortization of intangibles                                   336            884              -              -          1,220
  Transaction expenses                                           57              -              -              -             57
  Intercompany fees                                         (55,887)        55,817             70              -              -
  Licensing fees                                               (259)        (2,011)          (165)             -         (2,435)
                                                          ---------      ---------      ---------      ---------      ---------
                                                              4,381         80,667            638              -         85,686
                                                          ---------      ---------      ---------      ---------      ---------
    Operating income (loss)                                 (12,698)        38,136             47              -         25,485
Interest expense, net                                        10,531            186             20              -         10,737
Income from subsidiaries                                    (37,461)             -              -         37,461              -
                                                          ---------      ---------      ---------      ---------      ---------
    Income before income taxes                               14,232         37,950             27        (37,461)        14,748
Income tax expense                                            4,793            485             31              -          5,309
                                                          ---------      ---------      ---------      ---------      ---------
    Net income                                            $   9,439      $  37,465      $      (4)     $ (37,461)     $   9,439
                                                          =========      =========      =========      =========      =========

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2003
                                 (In thousands)

                                   PREDECESSOR

                                                           Issuer and Guarantors
                                                          ------------------------
                                                           Simmons
                                                           Bedding       Guarantor    Non-Guarantor
                                                           Company     Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                                          ---------    ------------   -------------   ------------  ------------
Net sales                                                 $ (16,919)     $ 231,886      $   2,957      $       -      $ 217,924
Cost of products sold                                           356        110,957          2,120              -        113,433
                                                          ---------      ---------      ---------      ---------      ---------
  Gross margin                                              (17,275)       120,929            837              -        104,491
                                                          ---------      ---------      ---------      ---------      ---------
Operating expenses:
  Selling, general and administrative expenses               52,482         29,315            562              -         82,359
  Amortization of intangibles                                     -             71              -              -             71
  Transaction expenses                                           65              -              -              -             65
  Intercompany fees                                         (32,241)        31,998            243              -            -
  Licensing fees                                               (273)        (1,884)          (208)             -         (2,365)
                                                          ---------      ---------      ---------      ---------      ---------
                                                             20,033         59,500            597              -         80,130
                                                          ---------      ---------      ---------      ---------      ---------
    Operating income (loss)                                 (37,308)        61,429            240              -         24,361
Interest expense, net                                         7,122            171              6              -          7,299
Income from subsidiaries                                    (61,405)             -              -         61,405              -
                                                          ---------      ---------      ---------      ---------      ---------
    Income before income taxes                               16,975         61,258            234        (61,405)        17,062
Income tax expense                                            1,402              -             87              -          1,489
                                                          ---------      ---------      ---------      ---------      ---------
    Net income                                            $  15,573      $  61,258      $     147      $ (61,405)     $  15,573
                                                          =========      =========      =========      =========      =========

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 25, 2004
                                 (In thousands)

                                    SUCCESSOR

                                                            Issuer and Guarantors
                                                           ------------------------
                                                           Simmons
                                                           Bedding      Guarantor     Non-Guarantor
                                                           Company     Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                          ---------    ------------   -------------   -------------  ------------
Net sales                                                 $ (39,229)     $ 693,675      $   8,890      $       -      $  663,336
Cost of products sold                                           912        349,494          6,754              -         357,160
                                                          ---------      ---------      ---------      ---------      ----------
  Gross margin                                              (40,141)       344,181          2,136              -         306,176
                                                          ---------      ---------      ---------      ---------      ----------
Operating expenses:
  Selling, general and administrative expenses              161,286         82,752          2,086              -         246,124
  Plant closure charges                                           -            764              -              -             764
  Amortization of intangibles                                   997          2,512              -              -           3,509
  Intercompany fees                                        (162,767)       162,558            209              -               -
  Transaction expenses                                          305              -              -              -             305
  Licensing fees                                               (778)        (6,270)          (449)             -          (7,497)
                                                          ---------      ---------      ---------      ---------      ----------
                                                               (957)       242,316          1,846              -         243,205
                                                          ---------      ---------      ---------      ---------      ----------
    Operating income (loss)                                 (39,184)       101,865            290              -          62,971
Interest expense, net                                        32,095            583             40              -          32,718
Income from subsidiaries                                    (76,867)             -              -         76,867               -
                                                          ---------      ---------      ---------      ---------      ----------
    Income before income taxes                                5,588        101,282            250        (76,867)         30,253
Income tax expense (benefit)                                (13,774)        24,556            109              -          10,891
                                                          ---------      ---------      ---------      ---------      ----------
    Net income                                            $  19,362      $  76,726      $     141      $ (76,867)     $   19,362
                                                          =========      =========      =========      =========      ==========

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2003
                                 (In thousands)

                                   PREDECESSOR

                                                              Issuer and Guarantors
                                                           -------------------------
                                                            Simmons
                                                            Bedding       Guarantor    Non-Guarantor
                                                            Company      Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                           ---------     ------------  -------------   ------------  ------------
Net sales                                                  $ (43,536)     $ 639,516      $   7,858      $       -      $ 603,838
Cost of products sold                                            818        309,860          5,726              -        316,404
                                                           ---------      ---------      ---------      ---------      ---------
  Gross margin                                               (44,354)       329,656          2,132              -        287,434
                                                           ---------      ---------      ---------      ---------      ---------
Operating expenses:
  Selling, general and administrative expenses               152,024         83,606          1,605              -        237,235
  Amortization of intangibles                                      -            241              -              -            241
  Transaction expenses                                           701            186              -              -            887
  Intercompany fees                                         (178,487)       177,810            677              -              -
  Licensing fees                                                (818)        (6,491)          (480)             -         (7,789)
                                                           ---------      ---------      ---------      ---------      ---------
                                                             (26,580)       255,352          1,802              -        230,574
                                                           ---------      ---------      ---------      ---------      ---------
    Operating income (loss)                                  (17,774)        74,304            330              -         56,860
Interest expense, net                                         20,442          1,024              4              -         21,470
Income from subsidiaries                                     (73,472)             -              -         73,472              -
                                                           ---------      ---------      ---------      ---------      ---------
    Income before income taxes                                35,256         73,280            326        (73,472)        35,390
Income tax expense                                             8,718              -            134              -          8,852
                                                           ---------      ---------      ---------      ---------      ---------
    Net income                                             $  26,538      $  73,280      $     192      $ (73,472)     $  26,538
                                                           =========      =========      =========      =========      =========

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               SUPPLEMENT CONSOLIDATING CONDENSED BALANCE SHEETS
                            AS OF SEPTEMBER 25,2004
                                 (In thousands)

                                    SUCCESSOR

                                                   Issuer and Guarantors
                                               ----------------------------
                                                 Simmons
                                                 Bedding         Guarantor     Non-Guarantor
                                                 Company       Subsidiaries     Subsidiaries    Eliminations     Consolidated
                                               -----------     ------------    -------------    ------------     ------------
               ASSETS
Current assets:
  Cash and cash equivalents                    $     8,604      $     5,944     $     2,482      $         -      $    17,030
  Accounts receivable                                 (120)          84,957           2,385                -           87,222
  Inventories                                            -           29,789             950                -           30,739
  Other                                              7,566           11,257             430                -           19,253
                                               -----------      -----------     -----------      -----------      -----------
     Total current assets                           16,050          131,947           6,247                -          154,244
                                               -----------      -----------     -----------      -----------      -----------
Property, plant and equipment, net                  10,491           45,658           5,138                -           61,287
Goodwill and other intangibles, net                543,009          494,350              65                -        1,037,424
Other assets                                        30,544           11,669             884                -           43,097
Net investment in and advances to
  (from) subsidiaries                              231,052           10,744             (42)        (241,754)               -
                                               -----------      -----------     -----------      -----------      -----------
                                               $   831,146      $   694,368     $    12,292      $  (241,754)     $ 1,296,052
                                               ===========      ===========     ===========      ===========      ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt               1,013              266             227                -            1,506
  Accounts payable and accrued liabilities          48,114           66,150           3,211                -          117,475
                                               -----------      -----------     -----------      -----------      -----------
     Total current liabilities                      49,127           66,416           3,438                -          118,981
                                               -----------      -----------     -----------      -----------      -----------
Long-term debt                                     735,588           13,580           1,758                -          750,926
Deferred income taxes                              (16,305)         173,194             419                -          157,308
Net due to (from) subsidiaries                    (201,361)         198,761           2,600                -                -
Other non-current liabilities                        8,823            4,345             395                -           13,563
                                               -----------      -----------     -----------      -----------      -----------
     Total liabilities                             575,872          456,296           8,610                -        1,040,778
                                               -----------      -----------     -----------      -----------      -----------
Stockholder's equity                               255,274          238,072           3,682         (241,754)         255,274
                                               -----------      -----------     -----------      -----------      -----------
                                               $   831,146      $   694,368     $    12,292      $  (241,754)     $ 1,296,052
                                               ===========      ===========     ===========      ===========      ===========

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

           SUPPLEMENT CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 25,2004
                                 (In thousands)

                                    SUCCESSOR

                                             Issuer and Guarantors
                                             ----------------------
                                              Simmons
                                              Bedding      Guarantor    Non-Guarantor
                                              Company    Subsidiaries   Subsidiaries    Eliminations  Consolidated
                                             --------    ------------   -------------   ------------  ------------
Net cash provided by (used in) operating
  activities                                 $(36,299)     $ 92,929       $  3,011        $      -      $ 59,641
                                             --------      --------       --------        --------      --------
Cash flows from investing activities:
  Purchase of property, plant and
     equipment, net                            (1,684)      (12,558)          (974)              -       (15,216)
  Proceeds from sale of Mattress Gallery        6,327             -              -               -         6,327
  Purchase of Simmons Juvenile Products       (19,668)            -              -               -       (19,668)
  Other, net                                    2,231             -              -               -         2,231
                                             --------      --------       --------        --------      --------
  Net cash used in investing
     activities                               (12,794)      (12,558)          (974)              -       (26,326)
                                             --------      --------       --------        --------      --------
Cash flows from financing activities:
  Repayment of long-term obligations          (18,350)         (592)          (175)              -       (19,117)
  Receipt from (distribution to)
   subsidiaries                                76,302       (74,502)        (1,800)              -             -
  Debt issuance costs                            (870)            -              -               -          (870)
                                             --------      --------       --------        --------      --------
Net cash provided by (used in) financing
    activities                                 57,082       (75,094)        (1,975)              -       (19,987)
                                             --------      --------       --------        --------      --------
Net effect of exchange rate change                  -             -             32               -            32
                                             --------      --------       --------        --------      --------
Change in cash and cash equivalents             7,989         5,277             94               -        13,360
Cash and cash equivalents:
     Beginning of period                          615           667          2,388               -         3,670
                                             --------      --------       --------        --------      --------
     End of period                           $  8,604      $  5,944       $  2,482        $      -      $ 17,030
                                             ========      ========       ========        ========      ========

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

           SUPPLEMENT CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 27,2003
                                 (In thousands)

                                   PREDECESSOR

                                                  Issuer and Guarantors
                                                ------------------------
                                                 Simmons
                                                 Bedding       Guarantor    Non-Guarantor
                                                 Company      Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                                ---------     ------------  -------------  ------------   ------------
Net cash provided by (used in)
  operating activities                          $  89,498      $ (58,267)     $   2,644      $       -    $  33,875
                                                ---------      ---------      ---------      ---------     ---------
Cash flows from investing activities:
  Purchase of property, plant and
     equipment, net                                (2,055)        (2,797)            (5)             -        (4,857)
  Other, net                                           34         (1,703)           (13)             -        (1,682)
                                                ---------      ---------      ---------      ---------     ---------
  Net cash used in investing activities            (2,021)        (4,500)           (18)             -        (6,539)
                                                ---------      ---------      ---------      ---------     ---------
Cash flows from financing activities:
  Repurchase of SC Holdings, Inc.
    minority interest                                   -        (18,653)             -              -       (18,653)
  Repayment of long-term obligations, net         (14,517)           729           (197)             -       (13,985)
  Receipt from (distribution to) subsidiary        27,181        (24,397)        (2,784)             -             -
                                                ---------      ---------      ---------      ---------     ---------
Net cash used in (provided by) financing
   activities                                      12,664        (42,321)        (2,981)             -       (32,638)
                                                ---------      ---------      ---------      ---------     ---------
Net effect of exchange rate change                      -              -            222              -           222
                                                ---------      ---------      ---------      ---------     ---------
Change in cash and cash equivalents               100,141       (105,088)          (133)             -        (5,080)
Cash and cash equivalents:
     Beginning of period                            2,316          2,821          1,971              -         7,108
                                                ---------      ---------      ---------      ---------     ---------
     End of period                              $ 102,457      $(102,267)     $   1,838      $       -     $   2,028
                                                =========      =========      =========      =========     =========

J.    SEGMENT INFORMATION

      Operating segments are generally organized internally by whether the products are sold to a reseller or to an end consumer. The Company has aggregated similar operating segments into two reportable segments: (1) wholesale bedding and (2) retail bedding.

      The wholesale bedding segment consists of (i) the manufacture, sale and distribution of premium branded bedding products to retail customers and institutional users of bedding products, such as the hospitality industry; (ii) the manufacture and distribution of branded juvenile bedding and related soft good products; (iii) the licensing of intellectual property to domestic and international companies that manufacture and sell the Company's premium branded bedding products or products which complement the bedding products manufactured by the Company; and (iv) the sale of product returns, off-quality product and excess inventory through retail outlet stores to consumers.

      The retail bedding segment currently operates specialty sleep stores in Oregon and Washington that sell to consumers principally premium branded bedding products. On May 1, 2004, the Company sold its retail bedding subsidiary, Mattress Gallery (see Note E to the condensed consolidated financial statements for further explanation).

      The Company evaluates segment performance and allocates resources based on net sales

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

and Adjusted EBITDA. Adjusted EBITDA differs from the term "EBITDA" as it is commonly used. In addition to adjusting net income to exclude interest expense, income taxes, depreciation and amortization, Adjusted EBITDA also adjusts net income by excluding items or expenses not typically excluded in the calculation of "EBITDA" such as management fees, variable stock compensation expenses, and other unusual or non-recurring items as defined by the Company's new Senior Credit Facility. Management believes the aforementioned approach is the most informative representation of how management evaluates performance. Adjusted EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

      The following tables summarize segment information:

                                    SUCCESSOR
                        QUARTER ENDED SEPTEMBER 25, 2004
                                 (In thousands)

                                          Wholesale
                                           Bedding         Retail       Eliminations       Totals
                                          ----------     ----------     ------------     ----------
Net sales to external customers           $  219,242     $   18,979      $        -      $  238,221
Intersegment net sales                         2,889              -          (2,889)              -
Adjusted EBITDA                               33,003          1,335             120          34,458
Depreciation and amortization expense          5,708            228               -           5,936
Expenditures for long-lived assets             8,460             28               -           8,488
Segment assets                             1,264,901         31,226             (75)      1,296,052

Reconciliation of EBITDA and Adjusted
EBITDA to net income:
  Net income                              $    8,190     $    1,129      $      120      $    9,439
  Depreciation and amortization                5,708            228               -           5,936
  Income taxes                                 5,309              -               -           5,309
  Interest expense, net                       10,731              6               -          10,737
  Interest income                                 42              -               -              42
                                          ----------     ----------      ----------      ----------
  EBITDA                                      29,980          1,363             120          31,463
  Plant opening, closing charges               2,526              -               -           2,526
  Management fees                                440            (28)              -             412
  Management severance                           190              -               -             190
  Transaction expenses                            57              -               -              57
                                          ----------     ----------      ----------      ----------
  Adjusted EBITDA                         $   33,193     $    1,335      $      120      $   34,648
                                          ==========     ==========      ==========      ==========

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                   PREDECESSOR
                        QUARTER ENDED SEPTEMBER 27, 2003
                                 (In thousands)

                                                                Wholesale
                                                                 Bedding      Retail     Eliminations     Totals
                                                                ---------    --------    ------------    --------
Net sales to external customers                                 $190,672     $ 27,252      $      -      $217,924
Intersegment net sales                                             8,901       (8,901)            -
Adjusted EBITDA                                                   35,628        1,743          (253)       37,118
Depreciation and amortization expense                              5,380           55             -         5,435
Expenditures for long-lived assets                                 3,281        1,073             -         4,354
Segment assets                                                   435,267       42,990       (54,290)      423,967

Reconciliation of EBITDA and Adjusted EBITDA to net income:

  Net income                                                    $ 13,467     $  2,359      $   (253)     $ 15,573
  Depreciation and amortization                                    5,380           55             -         5,435
  Income taxes                                                     1,488            -             -         1,488
  Interest expense, net                                            7,251           48             -         7,299
  Interest income                                                     36            -             -            36
                                                                --------     --------      --------      --------
  EBITDA                                                          27,622        2,462          (253)       29,831
  Variable stock compensation expense                              4,697            -             -         4,697
  Management fees                                                  1,416         (748)            -           668
  Plant opening, closing charges                                     593            -             -           593
  Management severance                                               418            -             -           418
  Non-recurring litigation and insurance                             290            -             -           290
  Transaction expenses                                                66            -             -            66
  Other                                                              555            -             -           555
                                                                --------     --------      --------      --------
  Adjusted EBITDA                                               $ 35,657     $  1,714      $   (253)     $ 37,118
                                                                ========     ========      ========      ========

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                    SUCCESSOR
                      NINE MONTHS ENDED SEPTEMBER 25, 2004
                                 (In thousands)

                                                                      Wholesale
                                                                       Bedding        Retail      Eliminations      Totals
                                                                     -----------    -----------   ------------    -----------
Net sales to external customers                                      $   600,052    $    63,284    $         -    $   663,336
Intersegment net sales                                                    16,916              -        (16,916)           -
Adjusted EBITDA                                                           97,605          3,197           (140)       100,662
Depreciation and amortization expense                                     16,007            646              -         16,653
Expenditures for long-lived assets                                        14,512            704              -         15,216
Segment assets                                                         1,264,901         31,226            (75)     1,296,052

Reconciliation of EBITDA and Adjusted EBITDA to net income (loss):
  Net income (loss)                                                  $    22,558    $    (3,056)   $      (140)   $    19,362
  Depreciation and amortization                                           16,007            646              -         16,653
  Income taxes                                                            11,063           (172)             -         10,891
  Interest expense, net                                                   32,614            104              -         32,718
  Interest income                                                            117              -              -            117
                                                                     -----------    -----------    -----------    -----------
  EBITDA                                                                  82,359         (2,478)          (140)        79,741
  Plant opening, closing charges                                           9,477              -              -          9,477
  Variable stock compensation expense                                      3,308              -              -          3,308
  Transaction related expenditures,
     including cost of products sold                                       3,107          4,344              -          7,451
  Management fees                                                            (49)         1,331              -          1,282
  Management severance                                                       190              -              -            190
  Non-recurring litigation and insurance                                    (650)             -              -           (650)
  Other                                                                       53              -              -             53
                                                                     -----------    -----------    -----------    -----------
  Adjusted EBITDA                                                    $    97,795    $     3,197    $      (140)   $   100,852
                                                                     ===========    ===========    ===========    ===========

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                   PREDECESSOR
                      NINE MONTHS ENDED SEPTEMBER 27, 2003
                                 (In thousands)

                                                             Wholesale
                                                               Bedding    Retail    Eliminations     Totals
                                                             ---------   --------   ------------    --------
Net sales to external customers                               $530,936   $ 72,902     $      -      $603,838
Intersegment net sales                                          24,782          -      (24,782)            -
Adjusted EBITDA                                                 93,838      3,241         (683)       96,396
Depreciation and amortization expense                           16,269        545            -        16,814
Expenditures for long-lived assets                               5,239      1,277            -         6,516
Segment assets                                                 435,267     42,990      (54,290)      423,967

Reconciliation of EBITDA and Adjusted EBITDA to net income:
  Net income                                                  $ 26,597   $    624     $   (683)     $ 26,538
  Depreciation and amortization                                 16,269        545            -        16,814
  Income taxes                                                   8,852          -            -         8,852
  Interest expense, net                                         20,828        642            -        21,470
  Interest income                                                  139          -            -           139
                                                              --------   --------     --------      --------
  EBITDA                                                        72,685      1,811         (683)       73,813
  Variable stock compensation expense                           15,118          -            -        15,118
  Non-recurring litigation and insurance                         1,846          -            -         1,846
  Management fees                                                1,052        976            -         2,028
  Transaction expenses                                             701        186            -           887
  Management severance                                             640          -            -           640
  Plant opening, closing charges                                   593          -            -           593
  Non-recurring retail operational charge                            -        432            -           432
  Other expenses                                                 1,039          -            -         1,039
                                                              --------   --------     --------      --------
  Adjusted EBITDA                                             $ 93,674   $  3,405     $   (683)     $ 96,396
                                                              ========   ========     ========      ========

K.    PLANT CLOSING AND OPENING CHARGES

      The Company's Columbus, Ohio manufacturing facility was closed in April 2004. The Company incurred plant closure charges of approximately $0.8 million of severance, retention, rent, and transfer of equipment costs during the second quarter of fiscal year 2004 related to this closing. Additionally, as a result of the closure of the plant, the Company wrote-off inventory and incurred other miscellaneous charges totaling $0.2 million, which was included in cost of goods sold during the second quarter of 2004. The Company also dismantled and abandoned equipment resulting in a $0.2 million charge to selling, general and administrative expenses during the second quarter of 2004.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      The Company opened new manufacturing facilities in Hazleton, Pennsylvania and Waycross, Georgia on March 15, 2004 and August 9, 2004, respectively. The Company incurred approximately $2.5 million and $8.3 million for the quarter and nine months ended September 25, 2004, respectively, of non-recurring start-up costs, net of local and state training grants, related to the openings. The start-up costs include travel and relocation, rent, utilities, repair and maintenance, and training expenses totaling $1.2 million and $4.4 million for the quarter and nine months ended September 25, 2004, respectively, which are included in cost of products sold, and incremental distribution costs of $1.3 million and $3.9 million for the quarter and nine months ended September 25, 2004, respectively, which are included in selling, general and administrative expenses. The incremental distribution expense resulted from the extra miles driven to service the customers that were previously serviced by the Company's closed manufacturing facilities. Once the new manufacturing facilities meet normal production levels, the Company will no longer incur incremental distribution expense to service these customers.

      On October 18, 2004, the Company announced the closing of its manufacturing facility in Piscataway, New Jersey. The Company plans to close the plant by the end of December 2004 and anticipates incurring plant closure charges related to severance, retention, rent, and transfer of equipment costs during the fourth quarter of fiscal year 2004 related to this closing.

      The Company estimates that an additional $2.3 million of non-recurring plant closure and start-up costs will be incurred for the remainder of 2004 relating to the Piscataway, Waycross and Hazleton facilities, of which approximately $1.7 million will be additional cost of products sold and $0.6 million will be additional selling, general and administrative expense.

L.    TERMINATION OF SIMMONS COMPANY DEFERRED COMPENSATION PLAN

      Simmons Company, the Company's indirect parent, terminated its deferred compensation plan on June 3, 2004 by issuing 197,998 shares of Class A common stock in exchange for deemed Class A shares of common stock (the "Deemed Shares") held by the participants in the deferred compensation plan. The Deemed Shares had a put option that gave the holder the right for cash settlement under certain circumstances outside Simmons Company's control. Accordingly, the deferred compensation plan was recorded as a liability of Simmons Company and was marked to market based upon a quarterly valuation of the fair value of the common stock of Simmons Company. The changes in the market value of the liability were recorded as non-cash stock compensation expense of the Company. As of the date of termination, the Company had recorded a $3.3 million increase in the market value of the liability related to the Deemed Shares. Upon termination of the deferred compensation plan, the $3.3 million was recorded as a contribution to additional paid-in capital.

M.    CONTINGENCIES

      From time to time, the Company has been involved in various legal proceedings. The Company believes that all current litigation is routine in nature and incidental to the conduct of the Company's business, and that none of this litigation, if determined adversely to the Company, would have a material adverse effect on the Company's financial condition or results

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

RECENT EVENTS

New Product Launch

      In October 2004, we introduced our new 2005 Beautyrest(R), BackCare(R), BackCare Kids(R) and DeepSleep(R) non-juvenile product lines. For products to be manufactured for sale in the state of California, the new product lines are compliant with new flame retardant regulations, which become effective January 1, 2005. The new Beautyrest(R), BackCare(R) and BackCare Kids(R) product lines include the new HealthSmart(TM) removable mattress top at premium retail price points. The HealthSmart(TM) removable mattress top, which includes patent pending technology, will help consumers wash away stains, germs, bacteria, dust mites, odors and perspiration, just like cleaning sheets. We anticipate incurring incremental selling expenses related to the rollout of the new product lines during the fourth quarter of 2004.

2004 Product Line Price Increases

      In an effort to address inflation of prices for steel, foam and wood, we implemented a 12% price increase on our 2004 product lines in late October 2004. The price increase is anticipated to help offset the recent price increases in some of our key components.

Plant Closing/Openings

      Our Columbus, Ohio manufacturing facility was closed in April 2004. We incurred plant closure charges of approximately $0.8 million of severance, retention, rent, and transfer of equipment costs during the second quarter of fiscal year 2004 related to this closing. Additionally, as a result of the closure of the plant, we wrote off inventory and incurred other miscellaneous charges totaling $0.2 million as a result of the closure of the plant, which was included in cost of goods sold during the second quarter of 2004. We also dismantled and abandoned equipment resulting in a $0.2 million charge to selling, general and administrative expenses during the second quarter of 2004.

      We opened new manufacturing facilities in Hazleton, Pennsylvania and Waycross Georgia on March 15, 2004 and August 9, 2004, respectively. We incurred approximately $2.5 million and $8.3 million for the quarter and nine months ended September 25, 2004, respectively, of non-recurring start-up costs, net of state and local training grants, related to the openings. The start-up costs include travel and relocation, rent, utilities, repair and maintenance and training expenses totaling $1.2 million and $4.6 million for the quarter and nine months ended September 25, 2004, respectively, which are included in cost of products sold, and incremental distribution costs totaling $1.3 million and $3.7 million for the quarter and nine months ended September 25, 2004, respectively, which are included in selling, general and administrative expenses. The incremental distribution expense resulted from the extra miles driven to service the customers that were previously serviced by our closed manufacturing facilities. Once our new manufacturing facilities meet normal production levels, we will no longer incur incremental distribution expense to service these customers.

      On October 18, 2004, we announced plans to close our plant located in Piscataway, New Jersey by the end of 2004. We anticipate incurring plant closure charges related to severance, retention, rent, and transfer of equipment costs during the fourth quarter of fiscal year 2004 related to this closing.

      We estimate that an additional $2.3 million of non-recurring start-up and plant closure costs will be incurred for the remainder of 2004 related to the Piscataway, Hazleton and Waycross facilities of which approximately $1.7 million will be additional cost of products sold and $0.6 million will be additional selling, general and administrative expense.

Acquisition of Simmons Juvenile Products

      On August 27, 2004, we acquired certain assets and liabilities of the crib mattress and related soft goods business of Simmons Juvenile, our licensee, for $19.7 million in cash, including transaction costs, and contingent consideration based upon Simmons Juvenile's future operating performance not to exceed $4.4 million. The purchase price allocation will be adjusted in future periods should the contingent consideration be paid.

      Simmons Juvenile manufactures and sells Simmons branded crib mattresses and related soft goods to the U.S. infant market. The acquisition of Simmons Juvenile provides us access to sale products to the U.S. infant market. Simmons Juvenile has leased manufacturing and distribution operations in York, Pennsylvania; Oshkosh, Wisconsin and Ontario, California. The leases for these facilities expire in 2005 and 2006.

      We recorded the acquisition using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair market values. The results of operations for Simmons Juvenile from August 27, 2004 through September 25, 2004 are included in our results of operations.

      This acquisition is not considered significant to our balance sheet and statement of operations, therefore pro forma information has not been presented.

RESULTS OF OPERATIONS

      Our capital structure changed significantly as a result of the Acquisition and the concurrent refinancing of our debt. Due to required purchase accounting adjustments relating to the transaction, the consolidated financial and other data for the period subsequent to the acquisition (the "Successor" periods) are not comparable to such data for the periods prior to the acquisition (the "Predecessor" periods). In order to provide investors with useful information and to facilitate understanding of our quarter and nine months ended September 25, 2004 results, the following pro forma results of operations are presented to give effect to the Acquisition and the termination of the deferred compensation plan of Simmons Company as if each had been consummated on December 29, 2002, the first day of our fiscal year 2003.

      The pro forma information for the quarter ended September 27, 2003 includes the following adjustments resulting from the Acquisition and termination of the deferred compensation plan:

   - adjustment to cost of products sold of $(0.5) million, or 0.2% of net sales, to (i) reduce depreciation expense by $(0.7) million as a result of the extension of the remaining average useful lives, partially offset by the increases in the bases of property, plant and equipment and (ii) increase amortization of favorable leases by $0.2 million due to the step-up to fair market value of leases;

   - adjustment to selling, general and administrative expense of $(5.2) million, or 2.4% of net sales, to (i) reduce depreciation expense by $(0.3) million as a result of the extension of the remaining average useful lives, partially offset by the increases in the bases of property, plant and equipment; (ii) reduce management fees by $(0.2) million to reflect the change in our equity-sponsor management agreement; and (iii) reduce variable stock compensation expense by $(4.7) million to reflect the elimination of our stock option plans and deferred compensation plan;

   - adjustment to amortization of intangibles of $1.1 million, or 0.5% of net sales, to reflect additional amortization as a result of increases in the bases of our intangible assets;

   - adjustment to interest expense, net of $3.3 million, or 1.5% of net sales, to reflect the additional interest expense associated with the new debt, net of the interest expense associated with the old debt retired; and

   - adjustment to income tax expense of $0.5 million to reflect the tax effects of the pro forma adjustments based upon an effective income tax rate of 36.0%.

      The pro forma information for the nine months ended September 25, 2004 includes the following adjustments resulting from the Acquisition and termination of the deferred compensation plan:

   - adjustment to cost of products sold of $(6.5) million, or 1.5% of net sales, for inventory recorded at fair market value as a result of the Acquisition and sold during the nine months ended September 25, 2004;

   - adjustment to selling, general and administrative expense of $(3.3) million, or 0.8% of net sales, to reduce variable stock compensation expense by $(3.3) million to reflect the elimination of our stock option plans and deferred compensation plan; and

   - adjustment to income tax expense of $3.5 million to reflect the tax effects of the pro forma adjustments based upon an effective income tax rate of 36.0%.

      The pro forma information for the nine months ended September 27, 2003 includes the following adjustments resulting from the Acquisition and termination of the deferred compensation plan:

   - adjustment to cost of products sold of $(1.9) million, or 0.3% of net sales, to (i) reduce depreciation expense by $(2.4) million as a result of the extension of the remaining average useful lives, partially offset by the increases in the bases of property, plant and equipment and (ii) increase amortization of favorable leases by $0.5 million due to the step-up to fair market value of leases;

   - adjustment to selling, general and administrative expense of $(17.6) million, or 2.9% of net sales, to (i) reduce depreciation expense by $(1.8) million as a result of the extension of the remaining average useful lives, partially offset by the increases in the bases of property, plant and equipment; (ii) reduce management fees by $(0.7) million to reflect the change in our equity-sponsor management agreement; and (iii) reduce variable stock compensation expense by $(15.1) million to reflect the elimination of our stock option plans and deferred compensation plan;

   - adjustment to amortization of intangibles of $3.2 million, or 0.5% of net sales, to reflect additional amortization as a result of increases in the bases of our intangible assets;

   - adjustment to interest expense, net of $11.6 million, or 1.9% of net sales, to reflect the additional interest expense associated with the new debt, net of the interest expense associated with the old debt retired, resulting from the Acquisition; and

   - adjustment to income tax expense of $1.7 million to reflect the tax effects of the pro forma adjustments based upon an effective income tax rate of 36.0%.

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

      The following table sets forth historical financial information and pro forma financial information based upon the adjustments discussed above for the third quarter and first nine months of 2004 and 2003 (in thousands):

                               SUCCESSOR  |  PREDECESSOR                    SUCCESSOR                 |  PREDECESSOR
                               ---------  |  -----------                    ---------                 |  -----------
                                          |                  PRO FORMA        NINE         PRO FORMA  |      NINE        PRO FORMA
                                QUARTER   |    QUARTER        QUARTER        MONTHS       NINE MONTHS |     MONTHS      NINE MONTHS
                                 ENDED    |     ENDED          ENDED          ENDED          ENDED    |     ENDED          ENDED
                                SEP. 25,  |    SEP. 27,       SEP. 27,       SEP. 25,       SEP. 25,  |    SEP.27,        SEP. 27,
                                 2004     |      2003           2003          2004           2004     |      2003          2003
                               ---------  |   ---------      ---------      ---------      ---------  |   ---------      ---------
                                          |                                                           |
Net sales                      $ 238,221  |   $ 217,924      $ 217,924      $ 663,337      $ 663,337  |   $ 603,838      $ 603,838
Cost of products sold            127,050  |     113,433        112,956        357,161        350,677  |     316,404        314,520
                               ---------  |   ---------      ---------      ---------      ---------  |   ---------      ---------
     Gross margin                111,171  |     104,491        104,968        306,176        312,660  |     287,434        289,318
Selling, general and                      |                                                           |
   administrative expenses        86,844  |      82,359         77,141        246,124        242,816  |     237,235        219,610
Plant closure charges                  -  |           -              -            764            764  |           -              -
Amortization of                           |                                                           |
    intangibles                    1,220  |          71          1,146          3,509          3,509  |         241          3,435
Transaction expenses                  57  |          65             65            305            305  |         887            887
Licensing fees                    (2,435) |      (2,365)        (2,365)        (7,497)        (7,497) |      (7,789)        (7,789)
                               ---------  |   ---------      ---------      ---------      ---------  |   ---------      ---------
     Operating income             25,485  |      24,361         28,981         62,971         72,763  |      56,860         73,175
Interest expense, net             10,737  |       7,299         10,633         32,718         32,718  |      21,470         33,039
                               ---------  |   ---------      ---------      ---------      ---------  |   ---------      ---------
     Income before                        |                                                           |
       income taxes               14,748  |      17,062         18,348         30,253         40,045  |      35,390         40,136
Income tax expense                 5,309  |       1,489          1,952         10,891         14,416  |       8,852         10,561
                               ---------  |   ---------      ---------      ---------      ---------  |   ---------      ---------
     Net income                $   9,439  |   $  15,573      $  16,396      $  19,362      $  25,629  |   $  26,538      $  29,575
                               =========  |   =========      =========      =========      =========  |   =========      =========

      The following table sets forth historical and pro forma financial information based upon the adjustments discussed above for the third quarter and first nine months of 2004 and 2003 as a percentage of net sales:

                               SUCCESSOR  |  PREDECESSOR                  SUCCESSOR                |  PREDECESSOR
                               ---------- |  -----------                  ---------                |  -----------
                                          |                PRO FORMA        NINE        PRO FORMA  |     NINE       PRO FORMA
                               QUARTER    |   QUARTER       QUARTER        MONTHS      NINE MONTHS |    MONTHS      NINE MONTHS
                                ENDED     |    ENDED         ENDED          ENDED         ENDED    |     ENDED        ENDED
                               SEP. 25,   |   SEP. 27,      SEP. 27,      SEP. 25,      SEP. 25,   |   SEP.27,       SEP. 27,
                                 2004     |     2003          2003          2004          2004     |     2003          2003
                               --------   |   --------     ---------      ---------    ----------- |   --------     -----------
                                          |                                                        |
Net sales                         100.0%  |      100.0%        100.0%        100.0%        100.0%  |      100.0%        100.0%
Cost of products sold              53.3%  |       52.1%         51.8%         53.8%         52.9%  |       52.4%         52.1%
                               --------   |   --------      --------      --------      --------   |   --------      --------
     Gross margin                  46.7%  |       47.9%         48.2%         46.2%         47.1%  |       47.6%         47.9%
Selling, general and                      |                                                        |
   administrative expenses         36.5%  |       37.8%         35.4%         37.1%         36.6%  |       39.3%         36.4%
Plant closure charges               0.0%  |        0.0%          0.0%          0.1%          0.1%  |        0.0%          0.0%
Amortization of                           |                                                        |
    intangibles                     0.5%  |        0.0%          0.5%          0.5%          0.5%  |        0.0%          0.6%
Transaction expenses                0.0%  |        0.0%          0.0%          0.0%          0.0%  |        0.1%          0.1%
Licensing fees                     -1.0%  |       -1.1%         -1.1%         -1.1%         -1.1%  |       -1.3%         -1.3%
                               --------   |   --------      --------      --------      --------   |   --------      --------
     Operating income              10.7%  |       11.2%         13.4%          9.6%         11.0%  |        9.5%         12.1%
Interest expense, net               4.5%  |        3.3%          4.9%          4.9%          4.9%  |        3.6%          5.5%
                               --------   |   --------      --------      --------      --------   |   --------      --------
     Income before                        |                                                        |
       income taxes                 6.2%  |        7.9%          8.5%          4.7%          6.1%  |        5.9%          6.6%
Income tax expense                  2.2%  |        0.7%          0.9%          1.7%          2.2%  |        1.5%          1.7%
                               --------   |   --------      --------      --------      --------   |   --------      --------
     Net income                     4.0%  |        7.2%          7.6%          3.0%          3.9%  |        4.4%          4.9%
                               ========   |   ========      ========      ========      ========   |   ========      ========

QUARTER ENDED SEPTEMBER 25, 2004 AS COMPARED TO PRO FORMA QUARTER ENDED SEPTEMBER 27, 2003

      Net Sales. Net sales for the quarter ended September 25, 2004 increased $20.3 million, or 9.3%, to $238.2 million from $217.9 million for the pro forma quarter ended September 27, 2003.

      Wholesale bedding segment net sales increased $22.6 million, or 11.3%, to $222.1 million for the quarter ended September 25, 2004 from $199.6 million for the pro forma quarter ended September 27, 2003. For the third quarter of 2004 and the pro forma third quarter of 2003, our wholesale bedding segment net sales reflect a reduction of $9.3 million and $17.6 million, respectively, for cash consideration paid to our customers for certain promotional programs and volume rebates in accordance with Emerging Issues Task Force of the Financial Accounting Standards Board 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Product" ("EITF 01-9"). Our sales reductions decreased principally due to more co-op advertising expenditures meeting the criteria of a selling expense versus a sales reduction in accordance with EITF 01-9 in the third quarter of 2004 compared to the pro forma third quarter of 2003. The wholesale bedding segment net sales increase was primarily due to (i) an increase in unit volume and average unit selling prices ("AUSP") of 6.2% and 0.5%, respectively, compared to the pro forma third quarter of 2003 and (ii) the decrease in EITF 01-9 sales reductions in comparison to the prior year mentioned above. Our non-juvenile wholesale bedding unit volume and AUSP increased 4.5% and 1.7%, respectively, compared to the pro forma third quarter of 2003. Our non-juvenile unit volume increased due to more Beautyrest(R) and

DeepSleep(R) branded product sales resulting primarily from new dealer accounts and certain dealer promotions held during the quarter. Our improvements in non-juvenile AUSP was primarily attributable to a shift in our sales mix toward our Beautyrest(R) branded product line following the rollout of the new Beautyrest(R) 2004 product line in the first quarter of 2004. Our Beautyrest(R) branded product has a higher AUSP compared to our other significant branded product lines.

      Our third quarter 2004 non-juvenile wholesale bedding sales, exclusive of EITF 01-9 sales deductions, which is the methodology used by the International Sleep Products Association ("ISPA") in estimating industry sales, were up 6.0% over the prior year pro forma third quarter. In comparison, ISPA estimated that for the third quarter of 2004 total U.S. bedding manufacturers' sales were up 8.0% over the prior year third quarter, comprised of an increase in unit shipments and AUSP of 0.4% and 7.5%, respectively. We believe that our sales growth was less than the industry due primarily to our relatively higher growth in prior periods as compared to the industry and certain industry competitors implementing price increases in the second and third quarter of 2004, whereas we did not increase our prices until the fourth quarter of 2004.

      Our retail segment sales for the quarter ended September 25, 2004 decreased $8.3 million, or 30.3%, to $19.0 million from $27.3 million for the pro forma quarter ended September 27, 2003. Retail segment sales were negatively impacted by the sale of our Mattress Gallery retail operations on May 1, 2004. Mattress Gallery contributed $11.7 million of retail sales in the pro forma third quarter of 2003. On a comparable store basis, sales for our retail stores increased 23.1% for the third quarter of 2004 versus the pro forma third quarter of 2003. Retail segment same store sales have benefited from increased advertising.

      Cost of Products Sold. For the quarter ended September 25, 2004, cost of products sold, as a percentage of net sales, increased 1.5 percentage points to 53.3% from 51.8% for the pro forma quarter ended September 27, 2003.

      Our wholesale segment gross margin decreased 0.3 percentage points to 45.6% of wholesale segment net sales for the quarter ended September 25, 2004 from 45.9% for the pro forma quarter ended September 25, 2003. The decrease was principally due to a 1.6 percentage points of wholesale segment net sales increase in the cost of raw materials due principally to inflation in prices for steel, foam and wood. Our gross margin for the remainder of 2004 will continue to be negatively impacted by inflation in prices for raw materials, but will be positively impacted by the 12% price increase implemented on our 2004 product lines on October 23, 2004 and the rollout of our new 2005 product lines. Additionally, our wholesale segment cost of products sold for the third quarter include $1.2 million, or 0.6 percentage points of wholesale segment net sales, of start-up costs associated with the opening of our Hazleton, Pennsylvania and Waycross, Georgia manufacturing facilities. We anticipate incurring an additional $1.7 million, classified as a cost of product sold, for the remainder of 2004 of start-up costs related to the new manufacturing facilities and plant closure costs related to the closing of the Piscataway, New Jersey manufacturing facility.

      Our retail segment gross margin of 51.9% of retail net sales for the quarter ended September 25, 2004 was 2.0 percentage points better than the 49.9% of retail net sales for the pro forma quarter ended September 27, 2003. The improvement in retail segment gross margin is attributable to the sale of our Mattress Gallery retail operations in May 2004, which had a lower margin product sales mix than our Sleep Country retail operations.

      Selling, General and Administrative Expenses. For the quarter ended September 25, 2004, selling, general and administrative expenses ("SG&A") as a percentage of net sales increased 1.1 percentage points, to 36.5% from 35.4% for the pro forma quarter ended September 27, 2003. The increase in consolidated SG&A is primarily attributable to an increase in our wholesale segment co-op advertising expense of $10.5 million and wholesale segment distribution costs of $2.5 million, partially offset by a reduction in our retail segment SG&A of $4.3 million due to the sale of our Mattress Gallery retail operations in May 2004.

      Our wholesale segment SG&A increased $12.6 million, or 2.3 percentage points as a percentage of wholesale segment net sales, to 35.3% for the quarter ended September 25, 2004 from 33.0% for the pro forma quarter ended September 27, 2003. Co-op advertising expenses increased $10.5 million, or 3.9 percentage points of wholesale segment net sales, in the third quarter of 2004 compared to the pro forma third quarter of 2003 due principally to the reasons mentioned above. Additionally, our distribution costs increased $2.5 million, or 0.7 percentage points, in the third quarter of 2004 compared to the pro forma third quarter of 2003. Distribution costs have risen primarily as a result of (i) an increase in miles driven to service our customers from existing manufacturing facilities after our manufacturing facilities in Jacksonville, Florida and Columbus, Ohio were closed and until our new manufacturing facilities production increases to normal levels and (ii) increased fuel costs in comparison to the prior year. Our wholesale segment anticipates that an additional $0.6 million in incremental distribution costs will be incurred in the fourth quarter of 2004 related to the start up of the new manufacturing facilities.

      Our retail segment SG&A, as a percentage of retail segment net sales, increased 3.0 percentage points to 44.5% for the quarter ended September 25, 2004 from 41.5% for the pro forma quarter ended September 27, 2003. This increase was primarily attributable to (i) an increase in advertising and promotional expenditures to stimulate sales and (ii) higher distribution costs resulting from increases in fuel costs.

      Amortization of Intangibles. For the quarter ended September 25, 2004, amortization of intangibles increased $0.1 million to $1.2 million from $1.1 million for the pro forma quarter ended September 27, 2003.

      Transaction Expenses. Transaction expenses were $0.1 million the quarter ended September 25, 2004 and the pro forma quarter ended September 27, 2003.

      Licensing Fees. For the quarter ended September 25, 2004 and the pro forma quarter ended September 27, 2003, licensing fees were $2.4 million

      Interest Expense, Net. For the quarter ended September 25, 2004, interest expense, net, of $10.7 million was $0.1 million more than the interest expense, net for the pro forma quarter ended September 27, 2003.

      Income Taxes. The combined federal, state, and foreign effective income tax rate of 36.0% for the quarter ended September 25, 2004 differs from the federal statutory rate of 35.0% primarily due to a reduction in our prior year net operating loss carryforwards, a tax benefit realized as a result of a decrease in the tax rate at which deferred tax assets and liabilities were recorded in order to more properly reflect our overall state income tax effective rate, and state income tax expense. The combined federal, state, and foreign effective income tax rate of 10.6% for the pro forma quarter ended September 27, 2003 differed from the federal statutory rate of 35.0% primarily due to a tax benefit realized for additional prior period net operating losses not previously recognized, the tax effects of non-deductible interest costs and state income tax expense.

      Net Income. For the reasons set forth above, our net income decreased $7.0 million, or 42.4%, to $9.4 million for the quarter ended September 25, 2004 compared to $16.4 million for the pro forma quarter ended September 27, 2003.

PRO FORMA NINE MONTHS ENDED SEPTEMBER 25, 2004 AS COMPARED TO PRO FORMA NINE MONTHS ENDED SEPTEMBER 27, 2003

      Net Sales. Net sales for the pro forma nine months ended September 25, 2004 increased $59.5 million, or 9.9%, to $663.3 million from $603.8 million for the pro forma nine months ended September 27, 2003.

      Wholesale bedding segment net sales increased $61.3 million, or 11.0%, to $617.0 million for the pro forma nine months ended September 25, 2004 from $555.7 million for the pro forma nine months ended September 27, 2003. For the first nine months of 2004 and 2003, our wholesale bedding segment net sales reflect a reduction of $41.5 million and $45.0 million, respectively, for cash consideration paid to our customers for certain promotional programs and volume rebates in accordance with EITF 01-9. The wholesale bedding segment net sales increase was primarily due to an increase in both unit shipments and AUSP of 4.4% and 4.7%, respectively, compared to the first nine months of 2003. Our non-juvenile wholesale bedding unit shipments and AUSP increased 3.8% and 5.1%, respectively, compared to the first nine months of 2003. Our improvement in AUSP was primarily attributable to a shift in our sales mix toward our higher priced Beautyrest(R) product line following the rollout of our Beautyrest(R) 2004 product line in the first quarter of 2004. Our unit shipments growth resulted primarily from additional floor placements at new and existing customers.

      Our first nine months of 2004 non-juvenile wholesale bedding sales, exclusive of EITF 01-9 sales deductions, which is the methodology used by ISPA in estimating industry sales, were up 9.4% over the prior year first nine months. In comparison, ISPA estimated that for the first nine months of 2004 total U.S. bedding manufacturers' sales were up 11.7% over the prior year first nine months, comprised of an increase in unit shipments and AUSP of 5.0% and 6.5%, respectively. We believe that our sales growth was less than the industry due primarily to our relatively higher growth in prior periods as compared to the industry and certain industry competitors implementing price increases in the second and third quarter of 2004, whereas we did not increase our prices until the fourth quarter of 2004.

      Our retail segment sales for the pro forma nine months ended September 25, 2004 decreased $9.6 million, or 13.2%, to $63.3 million from $72.9 million for the pro forma nine months ended September 27, 2003. Retail segment sales were negatively impacted by the sale of our Mattress Gallery retail operations on May 1, 2004. Mattress Gallery contributed $12.9 million of retail sales for the pro forma nine months ended September 25, 2004 prior to its sale compared to $29.8 million of retail sales for the pro forma nine months ended September 27, 2003. On a comparable store basis, our retail store sales increased 19.1% for the first nine months of 2004 compared to the prior year period. Retail segment sales benefited from increased advertising.

      Cost of Products Sold. For the pro forma nine months ended September 25, 2004, cost of products sold, as a percentage of net sales increased 0.8 percentage points to 52.9% from 52.1% for the pro forma nine months ended September 27, 2003.

      Our wholesale segment gross margin decreased 0.1 percentage points to 45.5% for the pro forma nine months ended September 25, 2004 from 45.6% for the pro forma nine months ended September 27, 2003. The decrease in gross margin is attributable to inflation in prices for steel, foam and wood that were not passed on to our customers. Our cost of raw materials increased 1.5 percentage points of wholesale segment net sales for the pro forma nine months ended September 25, 2004 compared to the pro forma nine months ended September 27, 2003. Additionally, our wholesale segment gross margins were negatively impacted by the closure of the Columbus, Ohio manufacturing facility and the start-up costs associated with the opening of our Hazleton, Pennsylvania and Waycross, Georgia manufacturing facilities. We have incurred $5.6 million, or 0.8 percentage points of wholesale segment net sales, of plant closure and start-up costs for the pro forma nine months ended September 25, 2004. We anticipate incurring an additional $1.7 million of start-up costs and closure costs for the remainder of 2004, recorded as a cost of product sold, related to the closure of the Piscataway, New Jersey manufacturing facility and the increase of production levels of our new facilities. Partially offsetting the increase in raw material costs and the plant closure and start-up costs, we had better absorption of manufacturing fixed costs as a result of our unit volume growth and operating one less manufacturing facility through July 2004 as a result of the closure of our Jacksonville, Florida plant in December 2003.

      Our retail segment gross margin increased 0.4 percentage points to 50.8% for the pro forma nine months ended September 25, 2004 from 50.4% for the pro forma nine months ended September 27, 2003. The improvement in retail gross margin is attributable to the sale of our Mattress Gallery retail operations in May 2004, which had a lower margin product sales mix than our Sleep Country retail operations.

      Selling, General and Administrative Expenses. For the pro forma nine months ended September 25, 2004, SG&A increased $23.2 million, or 0.2 percentage points as a percentage of net sales, to 36.6% from 36.4% for the pro forma nine months ended September 27, 2003. The increase in consolidated SG&A is primarily attributable to an increase in wholesale segment co-op advertising expense of $16.3 million, wholesale segment distribution expense of $6.1 million and wholesale segment selling expense of $2.6 million, partially offset by a reduction in our retail segment SG&A of $4.3 million as a result of the sale of our Mattress Gallery retail operations in May 2004.

      Our wholesale segment SG&A as a percentage of wholesale segment net sales increased $27.3 million, or 1.1 percentage points of wholesale segment net sales, to 34.3% for the pro forma nine months ended September 25, 2004 from 33.2% for the pro forma nine months ended September 27, 2003. The increase was principally attributable to increases in co-operative advertising expenses of $16.3 million, or 2.2 percentage points of wholesale segment net sales, distribution costs of $6.1 million, or 0.6 percentage points of wholesale segment net sales, and selling expenses of $2.6 million, or 0.1 percentage points of wholesale segment net sales. Co-operative advertising expenditures classified as a selling expense increased due to more expenditures meeting the criteria of a selling expense in accordance with EITF 01-9 during the nine months ended September 25, 2004 compared to the same period of the prior year. Distribution costs increased versus prior year due to (i) the closing of our Jacksonville, Florida and Columbus, Ohio manufacturing facilities in December 2003 and April 2004, respectively, while new facilities in Hazleton, Pennsylvania and Waycross, Georgia were commencing operations in March 2004 and July 2004, respectively, resulting in more miles driven to service customers and (ii) higher average fuel costs. Partially offsetting these increases in SG&A, our administrative costs decreased due in part to having a national leadership meeting in the first quarter of 2003 that did not reoccur in 2004.

      Our retail segment SG&A as a percentage of retail segment net sales increased 0.6 percentage points to 49.4% for the pro forma nine months ended September 25, 2004 from 48.8% for the pro forma nine months ended September 27, 2003. This increase was primarily attributable to (i) an increase in advertising and promotional expenditures to drive sales and (ii) higher distribution costs resulting from increases in fuel costs.

      Plant Closure Charges. For the pro forma nine months ended September 25, 2004, we incurred $0.8 million of plant closure charges related to the closing of our Columbus, Ohio manufacturing facility in April. The plant closure charges consisted of severance, retention, rent and costs to transfer equipment.

      Amortization of Intangibles. For the pro forma nine months ended September 25, 2004, amortization of intangibles of $3.5 million increased $0.1 million from $3.4 million for the pro forma nine months ended September 27, 2003. We anticipate that our amortization expense will be approximately $5.3 million for fiscal year 2004.

      Transaction Expenses. Transaction expenses for the first nine months of 2004 were $0.3 million related to the Acquisition and our purchase of certain assets of Simmons Juvenile. Transaction expenses for the first nine months of 2003 consisted of $0.8 million in costs incurred in connection with the acquisition of SC Holdings, Inc. in February 2003.

      Licensing Fees. For the pro forma nine months ended September 25, 2004, licensing fees decreased $0.3 million, or 3.8%, to $7.5 million from $7.8 million for the pro forma nine months ended September 27, 2003. Our decrease in licensing fees is principally attributable to the loss of a licensee as a result of their filing for bankruptcy during the second quarter of 2004.

      Interest Expense, Net. For the pro forma nine months ended September 25, 2004, interest expense, net, of $32.7 million, or 4.9% of net sales, was $0.3 million less than the interest expense, net, for the pro forma nine months ended September 27, 2003.

      Income Taxes. The combined federal, state, and foreign effective income tax rate of 36.0% for the pro forma nine months ended September 25, 2004 differs from the federal statutory rate of 35.0% primarily due to a reduction in our prior year net operating loss carryforwards, a tax benefit realized as a result of a decrease in the tax rate at which deferred tax assets and liabilities were recorded in order to more properly reflect our overall state income tax effective rate, and state income tax expense. The combined federal, state, and foreign effective income tax rate of 26.3% for the pro forma nine months ended September 27, 2003 differed from the federal statutory rate of 35.0% primarily due to a tax benefit realized from additional prior period net operating losses not previously recognized, the tax effects of non-deductible interest costs, and state income tax expense.

      Net Income. For the reasons set forth above, our net income decreased $3.9 million, or 13.3%, to $25.6 million for the pro forma nine months ended September 25, 2004 compared to $29.6 million for the pro forma nine months ended September 27, 2003.

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

      We amended and restated our Senior Credit Facility on August 27, 2004 to, among other things:

      (i) Refinance our existing $396.6 million Tranche B Term Loan with a new Tranche C Term Loan priced at LIBOR + 250 basis points, a 25 basis point decline in borrowing rates;

      (ii) Amend our existing annual capital spending limitation from $20 million to $30 million; and

      (iii) Amend the limitation on indebtedness of Simmons Company, our indirect parent, to allow for the incurrence of permitted indebtedness up to a total leverage ratio including debt of Simmons Company of 6:75:1:00 provided that Simmons Bedding Company has a leverage ratio less than 5:50:1:00.

      In the first nine months of 2004, our net debt (total debt less cash) decreased by $31.2 million to $735.4 million. For the first nine months of 2004, our capital expenditures were $15.2 million, an increase of $10.4 million compared to the first nine months of 2004. Our increase in capital expenditures was due to the opening of the Hazleton and Waycross manufacturing facilities in 2004. We expect to spend approximately $19.0 million on capital expenditures in fiscal year 2004. We believe that annual capital expenditure limitations in our Senior Credit Facility will not significantly inhibit us from meeting our ongoing capital expenditure needs.

      As of September 25, 2004, we had availability to borrow $64.5 million under our revolving loan facility after giving effect to $10.5 million that was reserved for our reimbursement obligations with respect to outstanding letters of credit. The weighted average interest rates per annum in effect as of September 25, 2004 for the Tranche C Term Loan and Senior Unsecured Term Loan were 3.95% and 5.13%, respectively.

      On April 12, 2004, we repurchased the remaining 10.25% Series B Senior Subordinated Notes outstanding at 105.125% of the principal amount thereof for a total payment of $5.3 million.

      We sold the stock of our Mattress Gallery subsidiary, which was considered an asset held for sale as of December 27, 2003, on May 1, 2004 to PCM for cash proceeds of $6.4 million plus the cancellation of all intercompany debts, excluding current trade payables owed to Simmons Bedding Company. In connection with the sale, we entered into a five-year supply agreement with PCM. Following the sale, we continue to guarantee approximately $2.6 million of Mattress Gallery's obligations under certain store and warehouse leases that expire over various periods through to 2010.

      On August 27, 2004, we acquired certain assets and liabilities of the crib mattress and related soft goods of Simmons Juvenile, our licensee, for $19.7 million in cash, including transaction costs. Additional contingent consideration, not to exceed $4.4 million, will be paid by the Company based upon Simmons Juvenile's future operating performance. The purchase price allocation will be adjusted in future periods should the contingent consideration be paid.

      Our cash flows from operations for the first nine months increased $25.8 million to a source of $59.6 million for the first nine months of 2004 from a source of $33.9 million for the first nine months of 2003. Our working capital (current assets plus liabilities held for sale and current long-term debt, less current liabilities, assets held for sale and cash) decreased $6.5 million during the first nine months of 2004. Our September 25, 2004 working capital and cash flow from operations for the first nine months of 2004 were impacted by (i) a decrease in our wholesale segment accounts receivable days sales outstanding to 35 in the third quarter of 2004 from 42 in the third quarter of 2003; (ii) wholesale segment accounts payable days increasing to 37 in the third quarter of 2004 from 31 in the third quarter of 2003; and (iii) inventory turns decreasing to 19 in the third quarter of 2004 from 20 in the third quarter of 2003.

      Our long-term obligations contain various financial tests and covenants. We were in compliance with such covenants as of September 25, 2004. The most restrictive covenants relate to ratios of Adjusted EBITDA to interest coverage (interest coverage ratio), total debt to Adjusted EBITDA (total leverage ratio), and maximum capital expenditures, all as defined in the Senior Credit Facility, as amended. The minimum interest coverage and maximum leverage ratios are computed based on our results for the last twelve months ended. More specifically, the Senior Credit Facility's covenants require:

   - a minimum interest coverage ratio, with compliance levels ranging from an interest coverage of no less than 2.25:1:00 from March 31, 2004 through December 31, 2004; 2.30:1.00 from

      March 31, 2005 through December 31, 2005; 2.40:1.00 from March 31, 2006 through December 31, 2006; 2.55:1.00 from March 31, 2007 through December 31, 2007; 2.75:1.00 from March 31, 2008 through December 31, 2008; and
      3.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

   - A maximum total leverage ratio, with compliance levels ranging from total leverage of no greater than 6.85:1.00 from March 31, 2004 through December 31, 2004; 6.50:1.00 from March 31, 2005 through December 31, 2005;
      6.00:1.00 from March 31, 2006 through June 30, 2006; 5.75:1.00 from
      September 30, 2006 through December 31, 2006; 5.00:1.00 from March 31, 2007 through December 31, 2007; 4.50:1.00 from March 31, 2008 through December 31, 2008; and 4.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

   - a maximum capital expenditure limitation of $30.0 million per fiscal year, with the ability to roll forward to future years unused amounts from the previous fiscal year, and also subject to adjustments for certain acquisitions and other events.

      We expect to meet such covenants in 2004. Adjusted EBITDA (as defined in the Senior Credit Facility) differs from the term "EBITDA" as it is commonly used. In addition to adjusting net income to exclude interest expense, income taxes, depreciation and amortization, Adjusted EBITDA also adjusts net income by excluding items or expenses not typically excluded in the calculation of "EBITDA" such as management fees; ESOP expenses; the aggregate amount of the fees, costs and cash expenses paid by the Company in connection with the consummation of the Acquisition (including without limitation, bonus and option payments); other non-cash items reducing consolidated net income (including, without limitation, non-cash purchase accounting adjustments and debt extinguishment costs); the cure amount, if any, received by Simmons in respect of that period; any extraordinary, unusual or non-recurring gains or losses or charges or credits; and any reasonable expenses or charges related to any issuance of securities, investments permitted, permitted acquisitions, recapitalizations, asset sales permitted or indebtedness permitted to be incurred, less other non-cash items increasing consolidated net income, all of the foregoing as determined on a consolidated basis for the Company in conformity with GAAP. Adjusted EBITDA is presented herein because it is a material component of the covenants contained within the aforementioned credit agreements. Non-compliance with such covenants could result in the requirement to immediately repay all amounts outstanding under such agreements, which could have a material adverse effect on our results of operations, financial position and cash flow. While the determination of "unusual and nonrecurring losses" is subject to interpretation and requires judgment, we believe the Adjusted EBITDA presented below is in accordance with the Senior Credit Facility. Adjusted EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

      The following is a calculation of our minimum interest coverage and maximum leverage ratios under the Senior Credit Facility as of September 25, 2004 (dollar amounts in thousands, except ratios). The terms and related calculations are defined in the Senior Credit Facility.

                                                                              SEPTEMBER 25,
                                                                                  2004
                                                                              -------------
Calculation of minimum cash interest coverage ratio:
Twelve months ended Adjusted EBITDA(1)                                          $134,056
                                                                                ========
Consolidated cash interest expense(2)                                           $ 41,848
                                                                                ========
Actual interest coverage ratio(3)                                                   3.20x
Minimum permitted interest coverage ratio                                           2.25x
Calculation of maximum leverage ratio:
Consolidated indebtedness                                                       $752,432
Less:  Cash and cash equivalents                                                  17,030
                                                                                --------
   Net debt                                                                     $735,402
                                                                                ========
Adjusted EBITDA(1)                                                              $134,056
                                                                                ========
Actual leverage ratio(4)                                                            5.49x
Maximum permitted leverage ratio                                                    6.85x

   (1) Adjusted EBITDA for the twelve months ended September 25, 2004 adds back to net income the following items: income taxes, interest expense, depreciation and amortization, variable stock compensation expense, transaction related expenditures, plant opening and closing charges, certain litigation and insurance charges relating to previous periods, retail segment charges relating to previous periods, management fees, and other non-recurring/non-cash charges as permitted under our Senior Credit Facility. Additionally, Adjusted EBITDA excludes Mattress Gallery's Adjusted EBITDA for the twelve months ended September 25, 2004 and includes Simmons Juvenile's Adjusted EBITDA for the twelve months ended September 25, 2004.

   (2) Consolidated cash interest expense, as defined in the Senior Credit Facility, for the period ended September 25, 2004, as follows (in thousands):

Interest expense, net                   $32,718
Interest income                             117
                                        -------
Gross interest expense                   32,835
Less: Non-cash interest expense           1,370
                                        -------
                                         31,456
                                         X 1.33
                                        -------
Consolidated cash interest expense      $41,848
                                        =======

   (3) Represents ratio of Adjusted EBITDA to consolidated cash interest expense.

   (4) Represents ratio of consolidated indebtedness less cash and cash equivalents to Adjusted

      EBITDA.

SEASONALITY/OTHER

      For the past several years, there has not been significant seasonality to our wholesale bedding business. Our retail bedding business, which accounted for $63.3 million, or 9.5%, of our consolidated net sales for the first nine months of 2004, has historically experienced, and we expect will continue to experience, seasonal and quarterly fluctuations in net sales, operating income and Adjusted EBITDA. As is the case with many bedding retailers, our retail business is subject to seasonal influences, typically characterized by higher sales for the months of May through September, which impacts our second and third quarter results.

ACCOUNTING PRONOUNCEMENTS

      There were no new accounting pronouncements that had an impact on the Company's consolidated financial statements.

FORWARD LOOKING STATEMENTS

      Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects," "intends," "projects" and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operating results, including expected benefits from our Better Sleep Through Science(R) philosophy. Any forward-looking statements contained in this report represent our management's current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties, which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

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

   -  our level of indebtedness;

   -  interest rate risks;

   -  future acquisitions;

   -  an increase in return rates; and

   - other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"), including the Form 10-K for 2003 and the Form 10-Q for the first and second quarters of 2004.

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

      We have developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. For approximately $325.0 million of the Tranche C Term Loan and the $140.0 million Senior Unsecured Term Loan, we set the interest rate at the twelve-month Eurodollar Rate, which fixed the Eurodollar Rate at 1.375% through January 26, 2005 for approximately 86% of our floating rate debt outstanding as of September 25, 2004. Additionally, to further address interest rate risk, we have an interest rate cap agreement for a notional amount of $170.0 million, which capped the Eurodollar Rate, plus applicable margin, at 5.0% for the period of January 26, 2005 through January 26, 2006.

      All other factors remaining unchanged, a hypothetical 10% increase or decrease in interest rates for one year on our variable rate financial instruments would not have a material impact on earnings during 2004, but would result in an additional $2.3 million of interest expense in 2005.

COMMODITY PRICE RISK

      The major raw materials that we purchase for production are wire, spring components, lumber, cotton, insulator pads, innersprings, fabrics and roll goods consisting of foam, fiber, ticking and non-wovens. The price and availability of these raw materials are subject to market conditions affected by supply and demand. In particular, many of our goods can be impacted by fluctuations in petrochemical and steel prices. Additionally, our distribution costs can be impacted by fluctuations in diesel fuel prices. We currently do not have a hedging program in place to manage fluctuations in commodity prices.

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

      31.1 Chief Executive Officer Certification of the Type Described in Rule 13a - 14(a) and Rule 15d - 14(a)

      31.2 Chief Financial Officer Certification of the Type Described in Rule 13a - 14(a) and Rule 15d - 14(a)

      32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350 (furnished herewith)

      32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350 (furnished herewith)

      (b)   Reports on Form 8-K

            On July 14, 2004, the Company filed with the Commission a Form 8-K which reported under Item 5, that the Company had changed its name to Simmons Bedding Company and its indirect parent, THL Bedding Holding Company, changed its name to Simmons Company. The Company also reported under Item 5, the Press Release dated July 19, 2004 announcing its intention to delay the proposed initial public offering of the common stock of Simmons Company.

            On August 12, 2004, the Company filed with the Commission a Form 8-K which reported under Item 12, the Press Release dated August 10, 2004 announcing the results of operations for the second quarter and first six months of 2004 and announcing the appointment of B. Joseph Messner to the Board of Directors. The Company also reported under
            Item 5 a reconciliation of EBITDA and Adjusted EBITDA to net income for the second quarter and first six months of 2004.

            On September 2, 2004, the Company filed with the Commission a Form 8-K, which reported under Item 1.01, that the Company amended and restated its Senior Credit Facility. The Company also reported under
            Item 9.01, the amended and restated credit and guaranty agreement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Simmons Bedding Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                             SIMMONS BEDDING COMPANY

By:         /s/William S. Creekmuir
      --------------------------------------
             William S. Creekmuir

      Executive Vice President & Chief Financial Officer

Date: November 9, 2004