Form 10-K
period 2004-12-25
SIMMONS BEDDING CO
filed 2005-03-22
CIK 1014022

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 25, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from__________________ to _____________________

                        Commission file number 333-113861

                             SIMMONS BEDDING COMPANY
                             -----------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                13-3875743
              --------                                ----------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

One Concourse Parkway, Suite 800, Atlanta, Georgia               30328
--------------------------------------------------               -----
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (770) 512-7700

Securities registered pursuant to Section 12(b) of the Act: None

                                                Name of each exchange
         Title of each class                     on which registered
   ----------------------------            ---------------------------------
           Not applicable                          Not applicable

        Securities registered pursuant to Section 12(g) of the Act: None

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 2005 was $0.

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

                               Yes: [ ]   No: [X]
      There were 100 shares of the registrant's common stock outstanding on March 22, 2005.

================================================================================

      As used within this report, the terms "Company," "Simmons," "we," "our," and "us" refer to Simmons Bedding Company, a Delaware corporation, and its subsidiaries.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

      Founded in 1870, we are a leading manufacturer and distributor of branded bedding products in the United States. We sell a broad range of mattresses and foundations under our well-recognized brand names, including Simmons(R), Beautyrest(R), our flagship product, and BackCare(R). Over our 135-year history, we have developed numerous innovations, including the first mass-produced innerspring mattress, the Pocketed Coil(R) innerspring, the "Murphy Bed," the Hide-a-Bed(R) sofa and our patented "no flip" mattress. We also pioneered the national distribution of queen and king size mattresses and in 2001 introduced the Olympic(R) Queen mattress, an extra-wide queen mattress. In 2004, we introduced the HealthSmart(TM) Bed, which features a zip-off mattress top that can be laundered or dry cleaned. For the year ended December 25, 2004, we generated net sales of approximately $869.9 million which represents growth of approximately 8% over the prior year.

      The majority of our products are innerspring mattresses and foundations, which comprise an estimated 80%-90% of the U.S. wholesale conventional bedding industry, according to industry sources. We place particular emphasis on premium products targeted to sell at higher-end retail price points of $799 and above per queen set. Additionally, we focus on selling queen and larger size mattresses. For the year ended December 25, 2004, we derived approximately 65% of our sales from premium mattresses with retail price points of $799 and above (35% from above $1,000) and approximately 83% of our sales from queen and larger size mattresses. We believe these product categories offer faster growth and higher gross margins than other bedding segments. Primarily as a result of these factors, our conventional bedding average unit selling price ("AUSP") for the year ended December 25, 2004 was approximately 49% above the industry average as reported by the International Sleep Products Association ("ISPA").

      We sell to a diverse nationwide base of approximately 3,600 retail customers, representing over 11,000 outlets, including furniture stores, specialty sleep shops, department stores, furniture rental stores, mass merchandisers and juvenile specialty stores. Our sales force added over 700 net new retail accounts from January 2001 through December 2004, broadening our revenue base and improving customer credit quality. We support these retailers with significant advertising and promotional spending, as well as extensive customer service.

      We also distribute branded products on a contract sales basis, with an emphasis on premium products, directly to the hospitality industry and government agencies. Starwood Hotels & Resorts Worldwide, Inc. ("Starwood Hotels") has selected our Beautyrest(R) mattress as a product for their Heavenly Bed(R) program, a luxury hotel room program targeted at their preferred customer club members. In addition, we license selected trademarks, patents and other intellectual property to various domestic and foreign manufacturers.

      We operate 17 conventional bedding manufacturing facilities and three juvenile bedding manufacturing facilities strategically located throughout the United States and Puerto Rico. Unlike many of our competitors that operate as associations of independent licensees, we have national in-house manufacturing capabilities. We believe that there are a number of important advantages to operating nationally, including the ability to service multi-state accounts, maintain more consistent quality of products and leverage research and development activities. Our just-in-time manufacturing capability enables us to manufacture and ship approximately 95% of our orders to our retail customers when requested within five business days of receiving their order and to minimize our working capital requirements.

      We have proven research and development capabilities. We apply extensive research to design, develop, manufacture and market innovative sleep products to provide consumers with a better night's sleep. We currently own 45 domestic and 196 international patents, and have 40 domestic and 60 international patent applications pending.

      We also operate 18 retail outlet stores located throughout the United States through our wholly owned subsidiary, World of Sleep Outlets, LLC, and 47 retail mattress stores operating under the Sleep Country USA name in Oregon and Washington through our subsidiary, Sleep Country USA, Inc. Prior to May 1, 2004, we also operated a chain of specialty sleep stores in Southern California.

      Thomas H. Lee Equity Fund V, L.P. and its affiliates ("THL"), Fenway Partners Capital Fund II, L.P. and its affiliates ("Fenway"), and our management and directors currently hold 71.8%, 8.5% and 19.7%, respectively, of the voting stock of our indirect parent, Simmons Company, after giving effect to restricted stock issued to management under Simmons Company's equity incentive plan.

      Simmons Company filed a registration statement with the Securities and Exchange Commission ("SEC") on June 4, 2004 for an initial public offering of its common stock. The number of shares to be offered and the price range for the offering has not been determined. Simmons Company announced on July 19, 2004 it was delaying the proposed initial public offering due to uncertain market conditions.

INDUSTRY

      We compete in the U.S. wholesale bedding industry, which generated sales of approximately $5.6 billion in 2004, according to ISPA. While there are over 500 conventional bedding manufacturers in the United States according to the U.S. Census Bureau, four companies (including Simmons) accounted for approximately 59% of the conventional bedding industry's wholesale revenues for 2003, according to Furniture/Today, an industry publication. The remainder of the domestic conventional bedding market primarily consists of hundreds of smaller independent local and regional manufacturers.

      The U.S. bedding industry is historically characterized by growing unit demand, rising AUSPs and stability in various economic environments. In 2004, ISPA estimates that total bedding industry sales increased 11.1% over the prior year. Annual growth of total conventional bedding industry sales has averaged approximately 6.2% over the last twenty years. During this period, there has been just one year in which industry revenues declined (0.3% in 2001). This stability and resistance to economic downturns is due largely to replacement purchases, which account for approximately 80% of conventional bedding industry sales. In addition, high shipping costs and the short lead times demanded by mattress retailers limited imports from China to less than 1% of the U.S. market in 2004 according to the International Trade Association.

      We believe that current trends favor increased consumer spending on mattresses. These trends are particularly favorable for sales of mattresses at the premium end of the market and queen and larger size mattresses, two areas where we believe we are well-positioned. We believe that the factors contributing to growth in these areas include:

      - Rapid growth in the 39-57 year old segment of the population, the largest and fastest growing segment of the population according to the U.S. Census Bureau, a group that tends to have higher earnings and more discretionary income and makes a disproportionate share of the purchases of bedding products relative to the general population;

      - Growth in the size of homes, which increased from an average of approximately 1,725 square feet in 1983 to approximately 2,320 square feet in 2003, and the number of bedrooms in homes in the last twenty years, according to the National Association of Home Builders;

      - Strong historical and projected growth in the number of people purchasing second homes, which grew approximately 17% from 1990-2000 according to the U.S. Census Bureau;

      - Increasing consumer awareness of the health benefits of better sleep, as evidenced by a study conducted by the Better Sleep Council in March 2004, in which 90% of all respondents reported that a good mattress was essential to health and well being; and

      - Greater relative profitability that the bedding category provides to retailers, particularly in higher-end products.

      As a result of these and other trends, conventional mattress units sold in the United States at retail price points of at least $1,000, as a percent of total conventional mattress units sold, rose from 15.5% in 2000 to 19.8% in 2003, according to ISPA. Conventional mattress units sold by us at retail points of at least $1,000, as a percent of total conventional mattress units sold by us, rose from 20.7% in 2000 to 34.7% in 2004. Additionally, queen and larger size mattress units sold in the United States, as a percent of total conventional mattress units sold, rose from 43.3% in 2000 to 46.5% in 2003, according to ISPA. Queen and larger size mattress units sold by us, as a percent of total conventional mattress units sold by us, rose from 66.0% in 2000 to 72.0% in 2004.

OUR STRATEGY

      Our goal is to further enhance our position as a leading manufacturer and distributor of branded bedding products. Key elements of our strategy include:

INCREASE MARKET SHARE IN PREMIUM SEGMENTS. We are focused on capturing market share in the higher-margin and higher-growth premium segments, which include mattresses sold at retail price points greater than $1,000. Our research shows that over 80% of consumers in the market for a replacement mattress indicated that they would look for a mattress that solves sleep problems and approximately 71% indicated that they would pay 20-30% more for a mattress that would improve the quality of their sleep. To address this demand, we work closely with our customers to develop promotional advertising and educate consumers, so as to compete on mattress benefits rather than price. Sales at retail price points at or above $799 for queen sets as a percentage of our sales have increased to approximately 65% for the year ended December 25, 2004 from 42% in fiscal year 2000. Sales at retail price points at or above $1,000 per queen set as a percent of our sales have increased to approximately 35% for the year ended December 25, 2004 from 21% in fiscal year 1999.

CONTINUE TO INTRODUCE NEW INNOVATIVE PRODUCTS. We plan to continue our successful record of innovation and to introduce new products designed to increase our unit sales and AUSP. In 2000, we introduced our patented "no flip" mattress, driving an increase in Beautyrest(R) unit sales of approximately 27% from 1999 to 2000. In 2002, we introduced a new BackCare(R) product line, with features such as allergy care fiber that helps reduce allergens on mattresses and an optional LivingRight(TM) adjustable foundation. As a result, BackCare(R) unit sales and AUSP increased by 5.1% and 36.6%, respectively, for the year ended December 27, 2003, and we added over 750 new BackCare(R) accounts in the same period. In December 2003, we introduced Pocketed Cable Coil(TM) technology, providing significantly more durability and enhanced motion separation benefits, in our new Beautyrest(R) 2004 product line. Following the introduction, the Beautyrest(R) sales increased approximately 14% in 2004. In 2004, we introduced our patent pending HealthSmart(TM) Bed which features a zip-off mattress top that can be laundered or dry cleaned. The HealthSmart(TM) Bed allows consumers to wash away germs, stains, bacteria, odors, dustmites, and perspiration; a feature never previously available in our industry. The HealthSmart(TM) Bed is available on our Beautyrest(R), BackCare(R), and BackCare Kids(R) product lines.

      We continue to look for opportunities to expand our product portfolio, stimulate demand, raise our overall AUSP and deliver better sleep to consumers.

INCREASE CUSTOMER PENETRATION. We seek to improve the quality of, and selectively expand, our customer base through the following dual-pronged approach:

Expand Within Existing Accounts. Only 46% of our retail customers carry both of our leading lines of mattresses, Beautyrest(R) and BackCare(R), and we believe that with focused marketing and education of the retail buyer and salesperson, we can significantly increase our penetration levels. In addition, we believe our new product introductions will allow us to further penetrate our existing accounts.

Target New Accounts. Senior management and sales management review a comprehensive potential customer list on a monthly basis to identify and target new accounts in markets where we are pursuing greater penetration. From January 2001 through December 2004, we added over 700 net new retail accounts representing approximately $194 million in annualized sales.

OPTIMIZE COST STRUCTURE AND MANUFACTURING NETWORK. We intend to continue managing our cost structure while driving revenue growth. Our "Zero Waste" initiative, which started in 2001 and is focused upon safety, quality, service and cost, has been instrumental in generating cost savings and expanding margins. In 2003, we began a process to optimize our manufacturing network by replacing and repositioning existing facilities. As a result of this manufacturing network optimization strategy, we have opened three new conventional bedding manufacturing facilities and closed four conventional bedding manufacturing facilities. We believe we have additional opportunities to leverage further our manufacturing network and our selling, general and administrative infrastructure.

PURSUE SELECTIVE ACQUISITION OPPORTUNITIES. We license our trademarks, patents and other intellectual property to various domestic and foreign manufacturers and distributors. These licensees generated sales of Simmons-branded products of over $495 million in 2004. In 2004, we acquired certain assets and liabilities of the crib mattress and related soft goods business of Simmons Juvenile Products, Inc., a then-current licensee of ours. As a result of this acquisition, we now manufacture and sell crib mattresses and related soft goods to the growing infant market. We believe there may be opportunities to selectively acquire other licensees and bedding businesses in the future.

CONVENTIONAL BEDDING PRODUCTS

      We provide our retail customers with a full range of mattress products that are targeted to cover a breadth of marketplace price points ($199 to $9,999 per queen set) and offer consumers a wide range of mattress constructions with varying styles, firmnesses and features which enables us to serve the majority of traditional consumer sleep needs.

      Our mattress products are built from one of the following construction techniques: Pocketed Coil(R) (Marshall Coil) springs, Pocketed Cable Coil(TM) springs, open coil springs and/or foam. One of these constructions, the patented Pocketed Coil(R) spring technology was originally developed by us in 1925 and involves springs with rows joined in such a way so as to allow each coil to depress independently of the adjacent coils, resulting in better conformability to the sleeping body and the reduction of motion transferred across the bed from one partner to the other. An upgrade to this technology was our patent pending Pocketed Cable Coil(TM) technology which was introduced in October 2003 and utilizes stranded wire for each coil to provide significantly more durability and enhanced motion separation benefits.

      Our newest product innovation is the HealthSmart(TM) Bed which was introduced in October 2004 and is featured at premium retail price points beginning at $1,299 per queen set in our Beautyrest(R), BackCare(R) and BackCare Kids(R) product lines. The HealthSmart(TM) Bed features a removable, washable top that allows consumers to launder their mattress tops to wash away stains, germs, bacteria, dust mites, odors and perspiration just like when they clean their sheets. In February 2005, we launched a multi-million dollar national advertising campaign to communicate the benefits of our HealthSmart(TM) Bed and demonstrate its functionality.

      Beautyrest(R), our flagship premium product featuring the Pocketed Coil(R) springs, has been our primary brand since we introduced the Pocketed Coil(R) in 1925 and we expect it to continue generating the majority of our sales. In October 2004, Simmons introduced the new Beautyrest(R) 2005 line, which offers both the Pocketed Coil(R) and Pocketed Cable Coil(TM) technology and, at premium price points, features the new HealthSmart(TM) Bed. We began shipping the 2005 product line in December 2004.

      Beautyrest(R) World Class(TM) Exceptionale(TM), Latitudes(TM), Dreamwell(R), Thomas O'Brien(R) for Simmons, Karen Neuburger(R) and Joseph Abboud(R) products are extensions of the Beautyrest(R) line. We licensed the rights to use the Thomas O'Brien(R) for Simmons, Karen Neuburger(R) and Joseph Abboud(R) brands in 2003, 2002 and 2000, respectively. This unique construction offers a different comfort level from the mainstream price point Beautyrest(R) models and the combined benefits of comfort and reduced motion transfer. Many of these luxury lines also feature upscale fabric covers.

      BackCare(R), our second flagship brand, was re-introduced in October 2004 to include our patented Pocketed Coil(R) spring construction to utilize the distinct and leveragable construction feature from our flagship Beautyrest(R) brand. The BackCare(R) product line features the zoned coil unit, titanium reinforced lumbar support and new zoned foams that work together to offer support that mirrors the natural s-shape of the human spine. BackCare Advanced(TM) offers the BackCare(R) gradient support in a series of unique constructions featuring foam core constructions in conjunction with contour memory foam and contour natural foam.

      BackCare Kids(R) which was recently redesigned in 2004 is specifically for the unique sleep needs of children. BackCare Kids(R) offers three benefits, an allergy care fiber to help reduce allergens in the bed that can cause allergic reactions, a Moisture Ban(TM) liquid repellant, and a RiteHeight(TM) option for bunk beds, trundle beds and day beds that are designed for a lower height mattress.

      Our Deep Sleep(R) brand was redesigned in 2004. The Deep Sleep(R) product line is targeted at the traditional under $500 queen price points. This product line offers comfort, durability and value. It utilizes a unique open coil product construction in comparison to competitive more traditional open coil units.

      Every conventional mattress we manufacture features our innovative "no flip" design which we were the first to introduce in 2000. This patented design offers enhanced sleep benefits and product durability, along with the consumer convenience of never having to flip the mattress.

      Each of our flagship brands also features the patented Olympic(R) Queen size, which is the first new size in mattresses distributed on a national basis since Simmons began distributing king and queen sizes nationally in 1958, was introduced in 2001. The Olympic(R) Queen offers consumers 10% more sleeping surface than a traditional queen, without requiring the replacement of the traditional queen frame with a wider frame. This product is targeted at queen size mattress owners who would prefer a wider mattress, but are unwilling to purchase a larger bed because of their existing queen bed frame or the size of their bedroom. We offer specially designed Egyptian cotton sheets for our Olympic(R) Queen mattresses which are sold by certain of our retailers and through our internet website, www.simmons.com.

      LivingRight(TM) adjustable foundations were introduced in late 2002 and are now featured in our BackCare(R), BackCare Advanced(TM) and Beautyrest(R) lines. LivingRight(TM) foundations broaden the traditionally older consumer profile for adjustable beds to the broader market of all adults, reflecting the trend towards using the bed as more than just a place to sleep (reading in bed, working on the computer, watching television, gathering with the family, etc.). The unique LivingRight(TM) design incorporates the benefits of adjustability in a foundation that looks more like a standard foundation than traditional adjustable beds.

      Our Windsor Bedding Co., LLC subsidiary markets conventional bedding products to the high-end luxury mattress category, under the Columbia(R) Fine Bedding, Slumberland(R), and Royal Ascot(R) product lines. Our Columbia(R) Fine Bedding products feature both full body support and gradient support designs by utilizing a unique Pocketed Coil(R) within Pocketed Coil(R) construction and luxurious natural fabrics and upholstery materials, such as cotton, wool, silk and cashmere, employed in the construction of the mattress. The Columbia(R) Fine Bedding mattresses are targeted to retail at price points ranging from $3,800 to $6,000 per queen set.

      We acquired the right to sell Slumberland(R) mattresses in the United States in 2003. The Slumberland(R) mattresses are recipients of England's distinguished Royal Warrants by appointment to her majesty Queen Elizabeth II and the Queen Mother. The Slumberland(R) mattresses feature advanced linear Pocketed Coil(R) technology, hand-tufted inner workings and luxury fabrics. The Slumberland(R) mattresses are targeted to retail at price points ranging from $4,999 to $9,999 per queen set.

      We licensed the Royal Ascot(R) brand, which is associated with many of the world's most prestigious goods, in 2004. The Royal Ascot(R) mattresses feature full body support and gradient support designs and luxurious natural fabrics and upholstery materials. The box springs are also uniquely constructed, utilizing old world craftsmanship and leading edge springing technology. The Royal Ascot(R) mattresses are targeted to retail at price points ranging from $4,299 to $5,299 per queen set.

      We are also committed to offering our retailers and customers options in the vibrant specialty bedding market with beds that utilize specialty visco and/or latex. In 2003, we launched sang(TM), an all foam line, which we then transitioned into the First Impression(R) brand in 2004. These brands feature polyurethane foam and visco blended constructions and have been selectively distributed within our retail base. In 2005, we intend to further expand our specialty visco product line offerings.

JUVENILE BEDDING PRODUCTS

      Our Simmons Juvenile Company, LLC ("Simmons Juvenile") subsidiary sells Simmons branded crib mattresses that feature interlocking coil construction for support and comfort that is durable enough to last through the toddler years. We sell Simmons branded soft good products, including items such as vinyl contour changing pads and terry covers, vinyl replacement pads, and other accessory items, through this subsidiary.

CUSTOMERS

      Our strong brand names and reputation for high quality products, innovation and service to our customers, together with the highly attractive retail margins associated with bedding products, have enabled us to establish a strong customer base for conventional bedding products throughout the United States and across all major distribution channels, including furniture stores, specialty sleep shops, department stores and rental stores. Additionally, we distribute juvenile bedding products through mass merchandisers, furniture stores and specialty retailers. We manufacture and supply bedding to over 11,000 outlets, representing approximately 3,600 retail customers.

      We also distribute branded products on a contract sales basis directly to institutional users of bedding products such as the hospitality industry and certain agencies of the U.S. government. Major hospitality accounts include Starwood Hotels, La Quinta Inns, Inc., and Best Western International, Inc. In 1999, Starwood Hotels selected our Beautyrest(R) mattress as a product for their Heavenly Bed(R) program, a luxury hotel room program targeted at their preferred customer club members.

      Our ten largest customers accounted for approximately 30% of our product shipments for the year ended December 25, 2004. No one customer represented more than 10% of product shipments for the year ended December 25, 2004.

SALES, MARKETING AND ADVERTISING

      Our products are sold by approximately 220 local field sales representatives, backed by sales management at each of our manufacturing facilities, as well as national account representatives that give direction and support for sales to national accounts. This selling infrastructure provides retailers with coordinated national marketing campaigns, as well as local support tailored to the competitive environments of each individual market. Additionally, we use 44 independent sales agents, principally in the area of contract sales and sales of juvenile products.

      Our sales support focuses on two areas:

      - cooperative promotional advertising and other retail support programs designed to complement individual retailer's marketing programs; and

      - national consumer communications designed to establish and build brand awareness among consumers.

      We develop advertising and retail sales incentive programs specifically for individual retailers. Point-of-sale materials, including mattresses and foundation displays that we design and supply, highlight the differentiating features and benefits of our products. In addition, we offer training for retail sales personnel through an internally developed sales representative training program. We believe that our sales training and consumer education programs are the most effective in the industry. We have designed these programs, which are delivered on-site at our retailers' facilities, our manufacturing facilities or our research and education center, Simmons Institute of Technology and Education ("SITE"), to teach retail floor salespeople product knowledge and sales skills. We seek to improve our retailers' unit sales, and increase their sales of higher-end bedding. We also help establish individual incentive programs for our customers and their sales personnel. Our sales force is trained extensively in advertising, merchandising and salesmanship, all of which increase the value of the marketing support they provide to retailers. We believe that our focus on better sleep and on the training of our sales representatives and our customers' retail salespeople differentiates us from our competitors.

SUPPLIERS

      We purchase substantially all of our conventional bedding raw materials centrally in order to maximize economies of scale and volume discounts. The major raw materials that we purchase are wire, spring components, lumber, foam, insulator pads, innersprings and fabrics and other roll goods consisting of foam, fiber and non-wovens. We obtain a large percentage of our required raw materials from a small number of suppliers, and for the year ended December 25, 2004, we bought approximately 75% of our raw material needs from ten suppliers. We believe that supplier concentration is common in the bedding industry.

      We have long-term supply agreements with several suppliers, including Leggett & Platt, Incorporated ("L&P") and National Standard Company. In addition, our sole approved supplier of the zippers for the Healthsmart(TM) Bed removable mattress top is YKK, U.S.A., Inc. ("YKK"). With the exception of L&P, National Standard Company and YKK, we believe that we can readily replace our suppliers, if or when the need arises, within 90 days as we have already identified and use alternative resources.

      L&P supplies the majority of certain bedding components (including certain spring components, insulator pads, wire, fiber, quilt backing and flange material) to the U.S. bedding industry. In 2004, we purchased approximately one-third of our raw materials from L&P. Under our agreements with L&P, we are required to buy a majority of our requirements of certain components from it, such as grid tops and open coil innersprings. Our agreement with L&P for grid tops and wire expires in 2010. The agreement for innersprings may be terminated by L&P upon five years' notice. National Standard Company is the sole supplier available for the stranded wire used in our Pocketed Cable Coil(TM) products, and our agreement with National Standard Company expires in 2006. Because we may not be able to find alternative sources for some of these components on terms as favorable to us or at all, our business, financial condition and results of operations could be impaired if we lose L&P, National Standard or YKK as a supplier. Further, if we do not reach committed levels of purchase, we may be required to pay various additional payments to these suppliers or certain sales volume rebates could be lost. If we fail to meet the minimum purchase requirements, the various agreements with L&P will be amended to provide for one-year terms with renewal rights, except that the grid top supply agreement would become terminable by L&P with 180 days' notice.

SEASONALITY/OTHER

      For the past several years there has not been significant seasonality in our wholesale bedding business. Our retail bedding business, which accounted for $81.0 million, or 9.3%, of net sales for the year ended December 25, 2004 has historically experienced, and we expect will continue to experience, seasonal and quarterly fluctuations in net sales and operating income, characterized by strong sales for the months of May through September, which impact our second and third quarter results.

MANUFACTURING AND FACILITIES

      We currently operate 17 conventional bedding manufacturing facilities in 14 states and Puerto Rico and three juvenile bedding manufacturing facilities in three states. In 2003, we relocated our Auburn, Washington conventional bedding manufacturing facility to a new facility in Sumner, Washington and we closed our Jacksonville, Florida conventional bedding manufacturing facility. During 2004, we also closed our Columbus, Ohio and Piscataway, New Jersey conventional bedding manufacturing facilities and opened two new conventional bedding manufacturing facilities in Hazleton, Pennsylvania and Waycross, Georgia. We manufacture most conventional bedding to order and use "just-in-time" inventory techniques in our manufacturing processes to more efficiently serve our customers' needs and to minimize our inventory carrying costs. We generally schedule, produce and ship over 95% of our conventional bedding orders within five business days of receipt of the order. This rapid delivery capability allows us to minimize our inventory of finished products and better satisfy customer demand for prompt shipments.

      We invest substantially in new product development, enhancement of existing products and improved operating processes, which we believe is crucial to maintaining our strong industry position. Costs associated with the research and development of new products amounted to approximately $3.7 million, $0.1 million, $3.0 million and $2.0 million for 2004, Successor '03, Predecessor '03 and 2002, respectively (for a discussion of Successor '03 and Predecessor '03 periods see page 13).

      We keep abreast of bedding industry developments through sleep research conducted by industry groups and by our own research performed by our marketing and engineering departments. We also participate in the Better Sleep Council, an industry association that promotes awareness of sleep issues, and ISPA. Our marketing and manufacturing departments work closely with the engineering staff to develop and test new products for marketability and durability.

      We also seek to reduce costs and improve productivity by continually developing more efficient manufacturing and distribution processes at SITE, our state-of-the-art 38,000 square foot research and education center in Atlanta, Georgia. As of December 25, 2004, we had 18 engineers and technicians employed full-time at SITE. These employees work to ensure that we maintain high quality products by conducting product and materials testing, designing manufacturing facilities and equipment and improving process engineering and development. We believe that our engineering staff gives us a competitive advantage over most of our competitors who do not have significant in-house engineering resources.

COMPETITION

      While there are approximately 500 conventional bedding manufacturers in the United States according to the U.S. Census Bureau, four companies (including Simmons) account for approximately 59% of the industry's wholesale revenues. We believe that we principally compete against these three competitors on the basis of brand recognition, product selection, quality and customer service programs, including cooperative advertising, sales force training and marketing assistance. We believe we compare favorably to our primary competitors in each of these areas. In addition, only Simmons and Sealy have national, company-operated manufacturing and distribution capabilities. According to Furniture/Today, we are the second largest bedding manufacturer in the United States, with an estimated 15.7% market share for 2003. Because our AUSP is approximately 49% higher than the industry average, we believe that our market share is significantly greater in the premium segments and queen and larger size mattresses.

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

WARRANTIES AND PRODUCT RETURNS

      Our conventional bedding products generally offer ten-year limited warranties against manufacturing defects. Our juvenile bedding products generally offer five-year to lifetime limited warranties against manufacturing defects. We believe that our warranty terms are generally consistent with those of our primary national competitors. The historical costs to us of honoring warranty claims have been within management's expectations. We have also experienced non-warranty returns for reasons generally related to order entry errors and shipping damage. We resell our non-warranty returned products primarily through as-is furniture dealers and our World of Sleep outlet stores.

PATENTS AND TRADEMARKS

    We own many trademarks, including Simmons(R), Beautyrest(R), BackCare(R), BackCare Kids(R), Deep Sleep(R), Olympic(R) Queen and Pocketed Coil(R), most of which are registered in the United States and in many foreign countries. We protect portions of our manufacturing equipment and processes under both trade secret and patent law. We possess several patents on the equipment and processes used to manufacture our Pocketed Coil(R) innersprings. We do not consider our overall success to be dependent upon any particular intellectual property rights. We cannot assure that the degree of protection offered by the various patents, trademarks or other intellectual property will be sufficient, that patents will be issued in respect of pending patent applications, that any patents that have been issued or will be issued are or will be valid or enforceable, that it will be commercially reasonable or cost effective to enforce our patents or other intellectual property rights, or that we will be able to protect our technological advantage upon the expiration of our patents.

LICENSING

      During the late 1980's and early 1990's, we disposed of most of our foreign operations and secondary domestic lines of business via license arrangements. We now license internationally our Beautyrest(R) and Simmons(R) marks and many of our trademarks, processes and patents generally on an exclusive perpetual or long-term basis to third-party manufacturers which produce and distribute conventional bedding products within their designated territories.

These licensing agreements allow us to reduce exposure to political and economic risk abroad by minimizing investments in those markets. We currently have 17 foreign licensees and 10 foreign sub-licensees that have rights to sell Simmons-branded products in approximately 100 countries.

      As of December 25, 2004, we had 11 domestic third-party licensees. Some of these licensees manufacture and distribute juvenile furniture, healthcare-related bedding and furniture, and non-bedding upholstered furniture, primarily on licenses that are perpetual, long-term or have automatically renewable terms. Additionally, we have licensed the Simmons(R) mark and other trademarks, generally for limited terms, to manufacturers of occasional use airbeds, feather and down comforters, synthetic comforter sets, pillows, mattress pads, blankets, bed frames, futons, specialty sleep items and other products.

      In 2004, 2003 and 2002, our licensing agreements as a whole generated royalties and technology fees of $9.6 million, $10.8 million and $9.0 million, respectively.

EMPLOYEES

      As of December 25, 2004, we had approximately 3,300 full-time employees. Approximately 800 of these were represented by labor unions. Employees at six of our twenty conventional and juvenile manufacturing facilities are represented by various labor unions with separate collective bargaining agreements. Collective bargaining agreements typically are negotiated for two- to four-year terms. Most of our union contracts expire in 2005 or 2006.

     The locations where our employees are covered by collective bargaining agreements and the contract expiration dates are as follows:

 FACILITY                        LABOR UNION                       EXPIRATION DATE
-----------   ---------------------------------------------------  ---------------
Atlanta       United Steel Workers of America                        October 2005
Los Angeles   United Steel Workers of America                        October 2005
San Leandro   United Furniture Workers                                April 2006
Dallas        United Steel Workers of America                        October 2006
Los Angeles   International Brotherhood of Teamsters                 October 2006
Kansas City   United Steel Workers of America                         April 2007
Honolulu      International Longshoremen and Warehousemen's Union    January 2009

      In 2004, the United Furniture Workers labor union at our San Leandro, California manufacturing facility and the United Steel Workers of America labor unions at our Kansas City, Kansas and Dallas, Texas manufacturing facilities ratified new collective bargaining agreements. The new agreements did not and will not have a significant impact on our operating results.

      We consider overall relations with our workforce to be satisfactory. We have had no labor-related work stoppages in over thirty years.

REGULATORY MATTERS

      As a manufacturer of bedding and related products, we use and dispose of a number of substances, such as glue, lubricating oil, solvents, and other petroleum products, that may subject us to regulation under numerous federal and state statutes governing the environment. Among other statutes, we are subject to the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act, the Clean Air Act and related state statutes and regulations. We have made and will continue to make capital and other expenditures to comply with environmental requirements. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of our properties, we may be held liable, the amount of such liability could be material and our financial condition or results of operations could be materially adversely affected. We have undertaken the clean up of environmental contamination at and in the vicinity of our former facility in Jacksonville, Florida and are currently evaluating the results of those efforts. In addition, we have submitted a revised final remediation plan for our former facility in

Linden/Elizabeth, New Jersey and are waiting for a response from the New Jersey Department of Environmental Protection. While the current estimate of such liabilities is not material to our operations, future liability for such matters is difficult to predict.

      We have recorded a reserve based upon our best estimate to reflect our potential liability for environmental matters. Because of the uncertainties associated with environmental remediation, the costs incurred with respect to the potential liabilities could exceed our recorded reserves.

      Our bedding and other product lines are subject to various federal and state laws and regulations relating to flammability, sanitation and other standards. We believe that we are in material compliance with all such laws and regulations.

      Effective January 1, 2005, the state of California adopted new flame retardant regulations related to manufactured mattresses and foundations sold in California. The U.S. Consumer Product Safety Commission has stated its plans to introduce new regulations relating to open flame resistance standards for the mattress industry, which is currently expected to go into effect sometime in 2006 or early 2007. In addition, various state and other regulatory agencies are also considering new laws, rules and regulations relating to open flame resistance standards. Compliance with these new rules may increase our costs, alter our manufacturing processes and impair the performance of our products. In October 2004, we introduced new product solutions for distribution in California to meet the new California standard. However, because new standards that differ from California laws may be adopted in other jurisdictions, these new products introduced in California will not necessarily meet all future standards.

FORWARD LOOKING STATEMENTS

      "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-K, the words "believes," "anticipates," "expects," "intends," "projects" and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operating results, including expected benefits from our products. Any forward-looking statements contained in this report represent our management's current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties, which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

      -     the level of competition in the bedding industry;

      -     legal and regulatory requirements;

      -     the success of new products;

      -     our relationships with our major suppliers;

      -     fluctuations in costs of raw materials;

      -     our relationship with significant customers;

      -     our labor relations;

      -     departure of key personnel;

      -     actions of our controlling stockholder;

      -     encroachments on our intellectual property;

      -     product liability claims;

      -     interest rate risks;

      -     an increase in return rates;

      -     our level of indebtedness;

      -     future acquisitions; and

      - other risks and factors identified from time to time in our reports filed with the SEC.

      There may be other factors that may cause actual results to differ materially from the forward-looking statements.

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

ITEM 2. PROPERTIES

      Our corporate offices are located in approximately 49,000 square feet of leased office space at One Concourse Parkway, Atlanta, Georgia 30328. The following table sets forth selected information regarding our wholesale bedding segment manufacturing and other facilities we operated as of December 25, 2004 (square footage in thousands):


                                                    YEAR    YEAR OF LEASE    SQUARE
                 LOCATION                         OCCUPIED    EXPIRATION     FOOTAGE
----------------------------------------------    --------  -------------    -------
Conventional bedding manufacturing facilities:
Waycross, Georgia                                   2004        Owned          217.5
Mableton, Georgia (Atlanta)                         1991         2007          148.3
Charlotte, North Carolina                           1993         2010          175.0
Coppell, Texas (Dallas)                             1998         2008          141.0
Aurora, Colorado (Denver)                           1998         2008          129.0
Fredericksburg, Virginia                            1994         2009          128.5
Hazleton, Pennsylvania                              2004         2014          214.8
Honolulu, Hawaii                                    1992         2008           63.3
Janesville, Wisconsin                               1982        Owned          290.2
Shawnee Mission, Kansas (Kansas City)               1997        Owned          130.0
Compton, California (Los Angeles)                   1974         2005          222.0
Tolleson, Arizona (Phoenix)                         1997         2007          103.4
Salt Lake City, Utah                                1998         2008           77.5
San Leandro, California                             1992         2007          250.6
Sumner, Washington (Seattle)                        2003         2014          150.0
Agawam, Massachusetts (Springfield)                 1993         2006          125.0
Trujillo Alto, Puerto Rico (San Juan)               1998        Owned           50.0
                                                                             -------
    Subtotal                                                                 2,616.1

Juvenile bedding manufacturing facilities:
Oshkosh, Wisconsin                                  2004         2005           20.0
Ontario, California                                 2004         2006           15.7
York, Pennsylvania                                  2004         2006           29.0
                                                                             -------
    Subtotal                                                                    64.7

Other facilities in Atlanta, Georgia:
Corporate Headquarters                              2000         2011           49.0
SITE (Norcross, Georgia)                            1995         2005           38.0

      Management believes that our facilities, taken as a whole, have adequate productive capacity and sufficient manufacturing equipment to conduct business at levels exceeding current demand.

      In addition, as of December 25, 2004, our wholesale bedding segment operated 18 retail outlet stores through our World of Sleep Outlets, LLC subsidiary.

      Our retail bedding segment operates 47 retail mattress stores and two additional offices/warehouses through our indirect subsidiary Sleep Country USA, Inc.

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

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      There is no established public trading market for any class of our common equity. As of December 25, 2004, there was one holder of record of our common stock. As of December 25, 2004, there were 46 holders of record of class A common stock and 126 holders of record of class B common stock of Simmons Company, which indirectly owns 100% of our common stock.

      In 2004, our indirect parent, Simmons Company, paid a dividend of $42.01 per share of Class A common stock, aggregating $162.7 million. Any payment of future dividends and the amounts thereof will be dependent upon our earnings, fiscal requirements and other factors deemed relevant by Simmons Company's board of directors. Each of Simmons Bedding Company's and Simmons Company's ability to pay dividends are restricted by, as relevant, the terms of the senior discount notes, senior credit facility, senior unsecured term loan and the indenture governing the senior subordinated notes.

ITEM 6. SELECTED FINANCIAL DATA.

      SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER OPERATING DATA

      Set forth below is selected historical consolidated financial and other operating data for Simmons Bedding Company. We derived our historical Statement of Operations and Balance Sheet data for 2000, 2001, 2002, 2003 and 2004 from our consolidated financial statements. Our capital structure changed significantly as a result of our predecessor company (the "Predecessor Company") being acquired by THL in December 2003 (the "Acquisition") and the related financing. Due to required purchase accounting adjustments relating to such Acquisition, the consolidated financial and other data for the period subsequent to the acquisition (the "Successor" period) is not comparable to such data for the periods prior to the acquisition (the "Predecessor" periods). We refer to the period from December 29, 2002 through December 19, 2003 as "Predecessor '03" and the period from December 20, 2003 through December 27, 2003 as "Successor '03."

      The accompanying selected historical consolidated financial and other operating data contain all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company for the periods presented. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. The information presented below should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and related notes and other financial information appearing elsewhere herein.

                                                             PREDECESSOR                                      SUCCESSOR
                                       ----------------------------------------------------------  |  --------------------------
                                        FOR THE        FOR THE        FOR THE          FOR THE     |     FOR THE        FOR THE
                                          YEAR          YEAR           YEAR          PERIOD FROM   |   PERIOD FROM       YEAR
                                         ENDED          ENDED          ENDED        DEC. 29, 2002  |  DEC. 20, 2003      ENDED
                                        DEC. 30,       DEC. 29,       DEC. 28,         THROUGH     |     THROUGH       DEC. 25,
                                         2000            2001          2002         DEC. 19, 2003  |  DEC. 27, 2003      2004
                                       ----------     ----------     ----------     -------------  |  -------------   -----------
                                       (53 WEEKS)     (52 WEEKS)     (52 WEEKS)       (356 DAYS)   |    (8 DAYS)       (52 WEEKS)
                                                      (DOLLARS IN THOUSANDS)                       |     (DOLLARS IN THOUSANDS)
                                                                                                   |
STATEMENT OF OPERATIONS                                                                            |
  DATA:                                                                                            |
Net sales                              $ 699,741      $ 655,209      $ 708,595        $ 797,616    |    $   8,717     $  869,893
Cost of products sold                    414,102        379,131        369,617          408,790    |        7,147        472,252
                                       ---------      ---------      ---------        ---------    |    ---------     ----------
     Gross profit                        285,639        276,078        338,978          388,826    |        1,570        397,641
                                       ---------      ---------      ---------        ---------    |    ---------     ----------
Operating expenses:                                                                                |
   Selling, general and                                                                            |
       administrative expenses (1)       259,795        241,800        284,164          373,078    |        4,492        318,118
   Amortization of intangibles            10,530         11,414          1,246              306    |          311          4,933
   Licensing income                       (8,437)        (9,501)        (9,002)         (10,444)   |         (326)        (9,622)
   Other (2)                               7,117         10,698         20,285           23,735    |          449          3,801
                                       ---------      ---------      ---------        ---------    |    ---------     ----------
                                         269,005        254,411        296,693          386,675    |        4,926        317,230
                                       ---------      ---------      ---------        ---------    |    ---------     ----------
     Operating income (loss)              16,634         21,667         42,285            2,151    |       (3,356)        80,411
   Interest expense, net (3)              39,989         39,450         32,000           45,092    |        4,661         43,758
                                       ---------      ---------      ---------        ---------    |    ---------     ----------
     Income (loss) before                                                                          |
      income taxes and minority                                                                    |
      interest in loss                   (23,355)       (17,783)        10,285          (42,941)   |       (8,017)        36,653
Income tax expense (benefit)              (4,813)        (7,676)        12,005           (8,845)   |         (827)        12,039
Minority interest in loss                   (421)          (470)        (1,109)               -    |            -              -
                                       ---------      ---------      ---------        ---------    |    ---------     ----------
     Net income (loss)                 $ (18,121)     $  (9,637)     $    (611)       $ (34,096)   |    $  (7,190)    $   24,614
                                       =========      =========      =========        =========    |    =========     ==========
                                                                                                   |
BALANCE SHEET DATA:                                                                                |
Working capital (4)                    $  37,338      $  26,320      $  10,326                     |    $  26,908     $   18,025
Cash and cash equivalents                  5,765          3,264          7,108                     |        3,670         23,854
Total assets                             469,378        432,175        411,031                     |    1,183,119      1,301,734
Total debt                               365,060        340,583        290,782                     |      770,253        752,139
Total common stockholders'                                                                         |
    equity (deficit)                     (33,567)       (61,321)       (81,336)                    |      280,277        260,607
OTHER DATA:                                                                                        |
EBITDA (5)                             $  42,452      $  58,369      $  82,922        $  24,407    |    $  (2,696)    $  103,636
Stock compensation expense                   574         14,847         15,561           68,415    |            -          3,347
Transaction related expenditures,                                                                  |
    including cost of products sold            -              -              -           22,399    |        1,727          7,901
Plant opening, closing charges                 -              -              -            4,137    |          286         13,549
Management fees                            2,102          2,764          2,353            2,844    |           49          1,702
Capital expenditures                      15,556          5,729          7,961            8,791    |            -         18,206

----------

(1) Includes the Predecessor Company's variable stock compensation expense related to director, consultant and employee regular and superincentive stock options of $0.6 million, $14.8 million, $15.6 million, and $68.4 million for the years 2000, 2001, 2002, and the Predecessor '03. The Successor '03 and the year 2004 includes our stock compensation expense of $0 million and $3.3 million, respectively, relating to the increase in the value of the deemed Class A common stock of our parent, Simmons Company, held by certain members of our management in a deferred compensation plan of Simmons Company prior to the termination of the plan in June 2004.

(2) Includes ESOP expense of $7.1 million and $2.8 million for the years 2000 and 2001, respectively; goodwill impairment charges of $7.9 million and $20.3 million for the years 2001 and 2002, respectively; transaction expenses related to the Acquisition of $21.5 million for the Predecessor '03; plant closure charges of $1.3 million, $0.4 million and $3.1 million for the Predecessor '03, the Successor '03, and the year 2004, respectively; and other charges of $0.9 million and $0.7 million for the Predecessor '03 and the year 2004, respectively.

(3) Includes tender premium of $10.8 million for the 10.25% Series B senior subordinated notes which were partially redeemed in connection with the Acquisition and $8.9 million of unamortized debt issuance costs expensed related to debt repaid in connection with the Acquisition for the Predecessor '03.

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

      - The return on investment of acquisitions and major cash expenditures;

      -     The compensation of our management;

      -     The vesting of Simmons Company's restricted stock;

      -     The valuation of Simmons Company; and

      -     Our compliance with debt covenants.

    We rely on EBITDA as a supplemental tool for measuring our operating performance because we are and have historically had a highly-leveraged capital structure which results in significant interest expense and minimal cash tax expense. We believe EBITDA provides useful information to the holders of our notes and security analysts by assisting them in making informed investment decisions as we have historically been valued and sold based upon multiples of EBITDA. EBITDA differs from Adjusted EBITDA, which is defined by our senior credit facility (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

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

    Because of these and other limitations, we rely primarily on our results under GAAP and use EBITDA only supplementally. The following table sets forth the reconciliation of our net income for the periods provided to
    EBITDA:

                                                  PREDECESSOR                                         SUCCESSOR
                          ---------------------------------------------------------------- |  -----------------------------
                            FOR THE           FOR THE         FOR THE          FOR THE     |     FOR THE          FOR THE
                             YEAR              YEAR            YEAR          PERIOD FROM   |   PERIOD FROM          YEAR
                             ENDED             ENDED           ENDED         DEC. 29, 2002 |   DEC. 20, 2003        ENDED
                            DEC. 30,         DEC. 29,         DEC. 28,         THROUGH     |   THROUGH            DEC. 25,
                             2000              2001            2002         DEC. 19, 2003  |  DEC. 27, 2003        2004
                          -----------      -----------      -----------     -------------  |  -------------     -----------
                                                                                           |
Net income (loss)         $   (18,121)     $    (9,637)     $      (611)     $   (34,096)  |   $    (7,190)     $    24,614
Depreciation and                                                                           |
    amortization               24,800           35,711           39,335           22,059   |           656           23,084
Income taxes                   (4,813)          (7,676)          12,005           (8,845)  |          (827)          12,039
Interest expense, net          39,989           39,450           32,000           45,092   |         4,661           43,758
Interest income                   597              521              193              197   |             4              141
                          -----------      -----------      -----------      -----------   |   -----------      -----------
EBITDA                    $    42,452      $    58,369      $    82,922      $    24,407   |   $    (2,696)     $   103,636
                          ===========      ===========      ===========      ===========   |   ===========      ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RISK FACTORS

Our business is subject to a number of important risks, including the following:

      - The bedding industry is highly competitive, and if we are unable to compete successfully, we may lose customers and our sales may decline.

      - Federal, state and local regulatory requirements relating to our products may increase our costs, alter our manufacturing processes and impair our product performance.

      - Legal and regulatory requirements related to, among other things, our marketing and advertising practices and our compliance with environmental and occupational health and safety, may impose costs or charges on us that impair our business and reduce our profitability.

      - Our new product launches may not be successful, which could cause a decline in our market share and our level of profitability.

      - We rely on a small number of suppliers, and if we experience difficulty with a major supplier, we may have difficulty finding alternative sources, which could disrupt our business.

      - We are subject to fluctuations in the cost and availability of raw materials, such as wire, spring components, lumber, cotton, insulator pads, innersprings, fabrics and roll goods consisting of foam, fiber, ticking and non-wovens, which fluctuations could increase our costs or disrupt our production.

      - Because we depend on our significant customers, a decrease or interruption in their business with us could reduce our sales and profits.

      - A change or deterioration in labor relations or the inability to renew our collective bargaining agreements could disrupt our business operations and increase our costs, which could negatively impact sales and decrease our profitability.

      - The loss of the services of any member of our senior management team could impair our ability to execute our business strategy and negatively impact our business, financial condition and results of operations.

      - If we are not able to protect our trade secrets or maintain our trademarks, patents and other intellectual property, we may not be able to prevent competitors from developing similar products or from marketing in a manner that capitalizes on our trademarks.

      - We may face exposure to product liability claims, which could reduce our liquidity and profitability and reduce consumer confidence in our products.

      - An increase in our return rates or an inadequacy in our warranty reserves could reduce our liquidity and profitability.

      - We are vulnerable to interest rate risk with respect to our debt, which could lead to an increase in interest expense.

      -     Our levels of indebtedness.

      -     Risks related to future acquisitions

OVERVIEW

      We are a leading manufacturer and distributor of branded bedding products in the United States. We sell a broad range of mattresses and foundations under our well-recognized brand names, including Beautyrest(R), our flagship product line introduced in 1925, and BackCare(R).

      Our operations are managed and reported in two segments. For the year ended December 25, 2004, we derived over 90% of our sales from our wholesale bedding segment, which consists primarily of the manufacture, sale and distribution of premium branded bedding products. Our wholesale bedding segment sells to a diverse nationwide base of approximately 3,600 retail customers representing over 11,000 outlets, including furniture stores, specialty sleep shops, department stores, and rental stores. Additionally, we distribute juvenile bedding products through mass merchandisers and juvenile specialty stores. Our wholesale bedding segment also sells mattresses to our retail bedding segment, which as of December 25, 2004 operated 47 specialty sleep stores in Oregon and Washington that sell to consumers principally premium branded bedding products.

      Highlights for the year 2004 included the following:

      - For our wholesale bedding segment, conventional bedding sales grew at a rate of 9.8%, which was less than the industry growth rate of 11.1%, as reported by ISPA. We believe that our sales growth was less than the industry due primarily to our relatively higher growth in prior periods as compared to the industry and certain industry competitors implementing price increases in the second and third quarter of 2004, whereas we did not increase our prices until late October of 2004. Our growth rate was primarily attributable to the roll-out of our 2004 Beautyrest(R) product line in January 2004. In December 2004, we began shipping the 2005 product lines for all of our conventional bedding products. The 2005 product lines contain several new features including the HealthSmart(TM) Bed at retail price points above $1,299, which features a removable mattress top that can be zipped off the mattress and laundered or dry cleaned. We continue to focus on selling premium products targeted to sell at retail price points above $799 per queen set and on selling queen and larger size mattresses. In 2004, we derived approximately 65% of our sales from mattresses with retail price points of $799 and above (35% from above $1,000) and approximately 83% of our sales from queen and larger size mattresses.

     - Our wholesale bedding segment was negatively impacted by inflation in material costs. In late October 2004, we implemented a 12% price increase on our 2004 product lines to help offset the increased costs of materials. We anticipate that our material costs will remain at these elevated prices for 2005, but we believe that our new 2005 product lines are priced to address existing material costs and anticipated inflation.

      - Our wholesale bedding segment made strides toward improving our manufacturing network by opening two new conventional bedding manufacturing facilities in Hazleton, Pennsylvania and Waycross, Georgia and closing our older manufacturing facilities in Columbus, Ohio and Piscataway, New Jersey. The

            Hazleton and Waycross facilities commenced operations in March 2004 and August 2004, respectively. In 2004, we incurred charges, which are expected to be non-recurring, of $13.6 million related to the opening and closing of the manufacturing facilities.

      - We sold our retail specialty sleep stores located in Southern California on May 1, 2004 to Pacific Coast Mattress, Inc. ("PCM") for cash proceeds of $6.3 million. As a result of this sale, the number of our retail bedding segment retail stores decreased approximately 50%. On a comparable store basis, sales for our retail bedding segment increased 18.6% for 2004.

      - On August 27, 2004, we acquired certain assets and liabilities of the crib mattress and related soft goods business of Simmons Juvenile Products Company, Inc. ("Simmons Juvenile, Inc."), a then-current licensee of ours, for $19.7 million plus contingent consideration based upon future operating performance not to exceed $4.4 million. This acquisition provides us access to the growing U.S. infant market. The results of our juvenile bedding business from the date of acquisition are included in the results of our wholesale bedding segment.

      The following provides the details of these highlights and insights into our financial statements, including critical accounting policies and estimates used in preparing the financial statements, a discussion of our results of operations and our liquidity and capital resources.

CRITICAL ACCOUNTING POLICIES

      In preparing the consolidated financial statements in conformity with GAAP, our management must make decisions that impact the reported amounts and the related disclosures. Those decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, impairment of long-lived assets, impairment of goodwill, warranties, co-operative advertising and rebate programs, variable stock compensation, income taxes, litigation and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our management believes the critical accounting policies described below are the most important to the fair presentation of our financial condition and results. The following policies require management's more significant judgments and estimates in the preparation of our consolidated financial statements.

      Allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We evaluate the adequacy of the allowance on a periodic basis. The evaluation includes consideration of "a review of" historical loss experience, the aging of the receivable balances, adverse situations that may affect the customer's ability to pay the receivable, and prevailing economic conditions. If the result of the evaluation of the reserve requirements differs from the actual aggregate allowance, adjustments are made to the allowance. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Our accounts receivable balance was $85.4 million and $65.9 million, net of the allowance for doubtful accounts of $5.1 million and $5.0 million, respectively, as of December 25, 2004 and December 27, 2003, respectively.

      Impairment of long-lived assets. We assess all our long-lived assets for impairment whenever events or circumstances indicate their carrying value may not be recoverable. Management assesses whether there has been an impairment by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the asset. The factors considered by management in this assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. If an impairment is deemed to exist, management records an impairment charge equal to the excess of the carrying value over the fair value of the impaired assets. This could result in a material charge to earnings.

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

      As part of the adoption of SFAS 142, we performed initial valuations during the first quarter of 2002 to determine if any impairment of goodwill existed and determined that no impairment existed. In accordance with SFAS 142, we tested goodwill again at December 28, 2002 for impairment by comparing the fair value of our reporting units to their carrying values. As a result, our retail segment recognized a goodwill impairment of $20.3 million in 2002. Management determined that no impairment of goodwill existed as of December 27, 2003 or December 25, 2004.

      We evaluate trademarks, which are considered indefinite-lived intangible assets, for impairment at least annually or whenever events or circumstances indicate their carrying value might be impaired. In performing this assessment, management considers operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. The carrying value of trademarks is considered impaired when its carrying value exceeds its fair market value. In such an event, an impairment loss is recognized equal to the amount of that excess. Fair value is determined primarily using either the projected cash flows discounted at a rate commensurate with the risk involved or an appraisal. The determination of fair value involves numerous assumptions by management, including expectations on possible variations in the amounts or timing of cash flow, the risk-free interest rate and other factors considered in managements projected future operating results. We review the classification of trademarks as indefinite-lived intangible assets every reporting period.

      Warranty accrual. Our management must make estimates of potential future product returns related to current period product revenue for our wholesale segment. Management analyzes historical returns when evaluating the adequacy of the warranty accrual. Significant management judgments and estimates must be made and used in connection with establishing the warranty accrual in any accounting period. Our warranty policy generally provides a ten-year non-prorated warranty service period on all first quality conventional bedding products currently manufactured. Our juvenile bedding products have warranty periods ranging from five years to a lifetime. Our policy is to accrue the estimated cost of warranty coverage at the time a sale is recorded. As of December 25, 2004 and December 27, 2003, we had a warranty accrual of $3.7 million and $3.8 million, respectively.

      Cooperative advertising and rebate programs. We enter into agreements with our customers to provide funds for advertising and promotion of our products. We also enter into volume and other rebate programs with certain customers whereby funds may be rebated to the customer. When sales are made to these customers, we record accrued liabilities pursuant to these agreements. Management regularly assesses these liabilities based on forecasted and actual sales and claims and management's knowledge of customer purchasing habits to determine whether all the cooperative advertising earned will be used by the customer, whether the cooperative advertising costs meet the requirement for classification as selling, general and administrative expense versus a reduction of sales, and whether the customer will meet the requirements to receive rebates. Costs of these programs totaled $113.3 million, $0.6 million, $99.2 million and $86.4 million for the fiscal year 2004, the period from December 20, 2003 through December 27, 2003, the period from December 29, 2002 through December 19, 2003 and 2002, respectively.

      Stock compensation expense. Prior to the Acquisition, we recorded variable stock compensation expense, related to director and employee regular stock options, utilizing the intrinsic value method as prescribed by Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. Management estimated the employee service period over which the compensation was awarded, generally four to five years. Additionally, because the vesting of the plan options was dependent upon achieving an annual Adjusted EBITDA target, management estimated the ultimate number of shares that would vest. We recorded additional adjustments to variable stock compensation expense for changes in the intrinsic value of vested regular options in a manner similar to a stock appreciation right because the option holder could compel us to settle the award by transferring cash or other assets rather than our common stock. We determined the fair market value of our common stock, including option shares, on a quarterly basis based upon a quarterly valuation performed by Houlihan Lokey Howard & Zukin Financial Advisors, Inc. Estimates were used in determining the fair market value of our common stock.

      In connection with the Acquisition, the stock option plans were terminated and certain members of our management deferred $19.8 million of their proceeds from the Acquisition into the deferred compensation plan of our indirect parent, Simmons Company. The proceeds were deemed invested in shares of Simmons Company Class A common stock. These shares were convertible into cash or common stock based upon the outcome of certain events such as a change of control or initial public offering. These shares had a put option that gave the holder the right to cash based upon a quarterly valuation of Simmons Company's common stock performed by Houlihan Lokey Howard and Zukin Financial Advisors, Inc. The changes in market value of the liability were recorded as variable stock compensation expense. The valuation of the shares was based upon our intrinsic value, which was estimated based upon our historical and forecasted operating results, market conditions and historical comparable transactions. The deferred compensation plan was terminated on June 3, 2004.

      In connection with the Acquisition, we adopted The Simmons Company Equity Incentive Plan (the "Incentive Plan") to provide restricted stock awards to our employees, directors and consultants. Restricted shares of Class B common stock representing up to fifteen percent (15%) of our capital stock (on a fully diluted basis) may be issued pursuant to awards under the Incentive Plan. Awards of restricted stock are made pursuant to restricted stock agreements and are subject to vesting and other restrictions as determined by our board of directors. Among other things, the restricted stock agreements provide, under certain conditions, for acceleration in vesting of the stock upon a change in control and all restricted stock vests on the eighth anniversary of the issuance of the restricted stock. Upon issuance of restricted stock awards, compensation cost is measured as the excess of the fair market value of the award over the purchase price. The entire amount of compensation cost is recorded as deferred compensation and amortized by a charge to stock compensation expense over the period from the date the shares are awarded to the date restrictions are expected to lapse. In making this determination, we continually reevaluate whether attainment of the performance goals that would accelerate the lapsing of the restrictions is considered probable. As a result of our 2004 operating performance, 18.75% of the restricted stock shares vested in 2004.

      We recorded stock compensation expense of $3.3 million, $0 million, $68.4 million, and $15.6 million for the fiscal year 2004, the Successor '03, the Predecessor '03 and for fiscal year 2002.

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

      As of December 25, 2004, we had net operating loss carryforward benefits for federal income tax purposes of $116.5 million, including $15.3 million that were generated by our SC Holdings, Inc. subsidiary ("Sleep Country"), that are subject to use limitations imposed by the Internal Revenue Code, and state net operating loss carryforwards of $60.0 million. Our net operating loss carryforwards expire on various dates through 2023. Our management must make estimates regarding the future realization of these net operating loss benefits. Realization of the net operating loss carryforward benefits is dependent upon future profitable operations and reversals of existing temporary differences. Although realization is not assured, we believe it is more likely than not that most of the net recorded benefits will be realized through the reduction of future taxable income. However, due to the uncertainty regarding the realization of certain tax loss carryforwards, as of December 25, 2004 we have recorded a valuation allowance of $7.4 million against the deferred tax assets related to Sleep Country's net operating loss carryforwards, our state income tax credits and foreign income tax credits. Based on the Company's recent history of earnings and expectation of future profits, the Company has determined that the realization of a portion of Sleep Country's net deferred tax assets, excluding net operating losses, is more likely than not, and, accordingly, the valuation allowance was reduced by $4.6 million during 2004. Since the valuation allowance was recorded as part of the Acquisition purchase accounting, the reduction of the valuation allowance in 2004 was accounted for as a reduction of the goodwill for the Company's retail segment.

      Litigation and contingent liabilities. From time to time, Simmons and its operations are parties to or targets of lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, health and safety, and employment matters, which are handled and defended in the ordinary course of business. We accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. We believe the amounts reserved are adequate for such pending matters; however, results of operations could be negatively affected by significant litigation adverse to us.

RESULTS OF OPERATIONS

      GAAP does not permit combining the results of our Predecessor period (December 29, 2002 through December 19, 2003) with our Successor period (December 20, 2003 through December 27, 2003) in our consolidated financial statements. Accordingly, the consolidated statements of operations included elsewhere in this filing do not present results for the twelve months ended December 27, 2003. However, in order to provide investors with useful information, the following table presents historical financial information for the Predecessor period and the Successor period and on a pro forma basis for the year ended December 27, 2003.

      The unaudited pro forma information for the year ended December 27, 2003 gives effect to the following items as if each had occurred on December 29, 2002 (the first day of our fiscal year 2003):

      -     the Acquisition;

      - the elimination of non-recurring charges resulting directly from the Acquisition; and

      -     the termination of the deferred compensation plan.

                                         PREDECESSOR                                 SUCCESSOR
                               ------------------------------  |  -----------------------------------------------
                                                 PERIOD FROM   |   PERIOD FROM       PRO FORMA
                                FOR THE YEAR    DEC. 29, 2002  |  DEC. 20, 2003     FOR THE YEAR    FOR THE YEAR
                                   ENDED           THROUGH     |     THROUGH           ENDED            ENDED
                               DEC. 28, 2002    DEC. 19, 2003  |  DEC. 27, 2003    DEC. 27, 2003    DEC. 25, 2004
                               -------------    -------------  |  -------------    -------------    -------------
                                                               |
Net sales                          100.0%           100.0%     |     100.0%           100.0%           100.0%
Cost of products sold               52.2%            51.3%     |      82.0%            51.1%            54.3%
                                   -----            -----      |     -----            -----            -----
     Gross profit                   47.8%            48.7%     |      18.0%            48.9%            45.7%
Selling, general and                                           |
   administrative expenses          40.1%            46.8%     |      51.5%            37.8%            36.6%
Amortization of intangibles          0.2%             0.0%     |       3.6%             0.6%             0.6%
Licensing income                    -1.3%            -1.3%     |      -3.7%            -1.3%            -1.1%
Goodwill impairment                  2.9%             0.0%     |       0.0%             0.0%             0.0%
Plant closure charges                0.0%             0.2%     |       5.2%             0.2%             0.4%
Transaction expenses                 0.0%             2.8%     |       0.0%             0.1%             0.1%
                                   -----            -----      |     -----            -----            -----
     Operating income                5.9%             0.2%     |     -38.6%            11.5%             9.1%
Interest expense, net                4.5%             5.7%     |      53.5%             5.4%             5.0%
                                   -----            -----      |     -----            -----            -----
     Income (loss) before                                      |
       income taxes and                                        |
       minority interest             1.4%            -5.5%     |     -92.1%             6.1%             4.1%
Income taxes (benefit)               1.7%            -1.1%     |      -9.5%             1.9%             1.4%
                                   -----            -----      |     -----            -----            -----
     Income (loss) before                                      |
       minority interest            -0.3%            -4.4%     |     -82.6%             4.2%             2.7%
Minority interest in loss           -0.2%             0.0%     |       0.0%             0.0%             0.0%
                                   -----            -----      |     -----            -----            -----
     Net income (loss)              -0.1%            -4.4%     |     -82.6%             4.2%             2.7%
                                   =====            =====      |     =====            ======           =====

      The pro forma information for the year ended December 27, 2003 includes the following adjustments resulting from the Acquisition and termination of the deferred compensation plan:

      - adjustment to cost of products sold of $(3.7) million, or (0.5)% of net sales, to (i) reduce depreciation expense by $(2.9) million as a result of the extension of the remaining average useful lives, partially offset by the increases in the bases of property, plant and equipment; (ii) reduce by $(1.7) million inventory recorded at fair market value as a result of the Acquisition and sold during the eight day period ended December 27, 2003; and (iii) increase amortization of favorable leases by $0.9 million due to the step-up to fair market value of leases;

      - adjustment to selling, general and administrative expense of $(73.0) million, or (9.1)% of net sales, to (i) reduce depreciation expense by $(3.2) million as a result of the extension of the remaining average useful lives, partially offset by the increases in the bases of property, plant and equipment; (ii) reduce management fees by $(1.4) million to reflect the change in our equity-sponsor management agreement; and (iii) reduce variable stock compensation expense by $(68.4) million to reflect the elimination of our stock option plans and deferred compensation plan;

      - adjustment to increase amortization of intangibles by $4.4 million, or 0.5% of net sales, to reflect additional amortization as a result of increases in the bases of our intangible assets;

      - adjustment to reduce interest expense, net by $(6.5) million, or (0.8)% of net sales, to reflect the additional interest expense associated with the new debt, less the interest expense associated with the old debt retired and the elimination of one-time financing charges resulting from the Transactions; and

      - adjustment to increase income tax expense by $25.1 million based upon our pro forma effective tax rate of 31% which resulted from the elimination of non-deductible expenses associated with the Transactions and termination of the deferred compensation plan.

      The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable under the circumstances. The pro forma financial information does not purport to represent what our results of operations would actually have been had each of the Acquisition and the termination of the deferred compensation plan occurred on December 29, 2002 or to project our results of operations for any future period or date.

YEAR ENDED DECEMBER 25, 2004 COMPARED TO PRO FORMA YEAR ENDED DECEMBER 27, 2003

         Net Sales. Net sales for the year ended December 25, 2004 increased $63.6 million, or 7.9%, to $869.9 million from $806.3 million for the pro forma year ended December 27, 2003.

         Wholesale bedding segment net sales increased $67.4 million, or 9.1%, to $808.4 million for the year ended December 25, 2004 from $741.0 million for the pro forma year ended December 27, 2003. For the year ended December 25, 2004 and the pro forma year ended December 27, 2003, our wholesale bedding segment net sales reflect a reduction of $66.7 million and $49.5 million, respectively, for cash consideration paid to our customers for certain promotional programs and volume rebates in accordance with Emerging Issues Task Force of the Financial Accounting Standards Board 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Product" ("EITF 01-9"). Our sales reductions increased principally due to less co-op advertising expenditures meeting the criteria of a selling expense in accordance with EITF 01-9 for the year ended December 25, 2004 compared to the pro forma year ended December 27, 2003. The wholesale bedding segment net sales increase was primarily due to (i) an increase in conventional bedding unit volume and average unit selling price ("AUSP") of 3.5% and 6.1%, respectively, compared to the pro forma year ended December 27, 2003; and (ii) the addition of $7.7 million of net sales as a result of the acquisition of certain assets and liabilities of Simmons Juvenile, Inc. for the year ended December 25, 2004. The increase in our EITF 01-9 sales reductions in comparison to the prior year partially offset our sales improvement. Our wholesale segment conventional bedding unit volume increased due to increased Beautyrest(R) sales following the roll-out of the Beautyrest(R) 2004 product line in the first quarter of 2004 and the addition of new dealer accounts. Our improvements in AUSP were primarily attributable to a shift in our sales mix toward our Beautyrest(R) branded product line following the roll-out of the 2004 product line. Our Beautyrest(R) products generally have a higher AUSP compared to our other significant branded product lines. Additionally, our AUSP benefited from the 12% price increase implemented on our 2004 product line in late October 2004 to help offset inflation in material costs and the shipment of our new 2005 product line in December 2005.

         Our wholesale segment conventional bedding sales, exclusive of EITF 01-9 sales deductions, which is the methodology used by ISPA in estimating industry sales, were up 9.8% over the prior year. In comparison, ISPA estimated that for 2004 total U.S. bedding manufacturers' sales were up 11.1% over the prior year, comprised of an increase in unit shipments and AUSP of 3.9% and 7.0%, respectively. We believe that our sales growth was less than the industry, due primarily to our relatively higher sales growth in prior periods as compared to the industry, and certain industry competitors implementing price increases in the second and third quarters of 2004, whereas we did not increase our prices until late October of 2004.

         Our retail segment sales for the year ended December 25, 2004 decreased $16.9 million, or 17.3%, to $81.0 million from $97.9 million for the pro forma year ended December 27, 2003. Retail segment sales were negatively impacted by the sale of our Mattress Gallery retail operations in May 2004. Mattress Gallery contributed $12.9 million of net sales prior to our sale of the operations compared to $40.0 million of net sales for the pro forma year ended December 27, 2003. On a comparable store basis, sales for our retail stores increased 18.6% for the year ended December 25, 2004 versus the pro forma year ended December 27, 2003. Retail segment same store sales have benefited from increased advertising which we believe resulted in a gain in market share.

         Cost of Products Sold. Cost of products sold as a percentage of net sales, for the year ended December 25, 2004 increased 3.2 percentage points to 54.3% from 51.1% for the pro forma year ended December 27, 2003, resulting in a gross margin decrease to 45.7% for the year ended December 25, 2004 from 48.9% for the pro forma year ended December 27, 2003.

         Our wholesale segment gross margin decreased 2.2 percentage points to 44.6% of wholesale segment net sales for the year ended December 25, 2004 from 46.8% for the pro forma year ended December 27, 2003. Our decline in gross margin was principally due to (i) the increase in EITF 01-9 sales reductions;
(ii) higher material costs resulting principally from inflation in prices for steel and wood; and (iii) start-up costs for our new conventional bedding manufacturing facilities. Our EITF 01-9 sales reductions increased 1.8 percentage points of wholesale segment net sales for the year ended December 25, 2004 compared to the prior year for the reasons mentioned above. Material costs increased 2.3 percentage points of wholesale segment net sales for the year ended December 25, 2004 compared to the prior year. To offset the effects of inflation in material prices, we implemented a 12% price increase on our 2004 product lines in late October 2004 and began the roll out of our new 2005 product lines, which are priced to recover the higher material costs, in December 2004. We incurred $5.0 million, or 0.6% of wholesale segment net sales, of manufacturing costs associated with the opening of the Waycross, Georgia and Hazleton, Pennsylvania manufacturing facilities in 2004. These manufacturing costs are not expected to reoccur in future periods. Our labor and overhead costs, as a percentage of wholesale segment net sales, decreased
0.6 percentage points as a result of (i) an increase in unit volume; and (ii) operating one less manufacturing facility during most of the year.

         Our retail segment gross margin of 46.3% of retail net sales for the year ended December 25, 2004 decreased 4.5 percentage points versus the gross margin of 50.8% of retail net sales for the pro forma year ended December 27, 2003. Our retail segment gross margin decreased primarily due to the selling of inventory recorded at fair market value in connection with the Acquisition of $3.8 million, or 4.7% of retail segment net sales for the year ended December 25, 2004. The sale of our Mattress Gallery retial operations, which had a lower margin product sales mix than our Sleep Country USA retail operations, partially offset the decrease in retail segment gross margins.

         Selling, General and Administrative Expenses. For the year ended December 25, 2004, selling, general and administrative expenses ("SG&A") as a percentage of net sales decreased 1.2 percentage points, to 36.6% from 37.8% for the pro forma year ended December 27, 2003.

         As a percent of wholesale segment net sales, our wholesale segment SG&A decreased 0.4 percentage points to 34.6% for the year ended December 25, 2004 from 35.0% for the pro forma year ended December 27, 2003. The decrease was principally due to a reduction in both co-op advertising and administrative compensation expenses of 1.0 and 0.6 percentage points, respectively. Co-op advertising expenses decreased due to more payments to our dealers not meeting the criteria of a selling expense in accordance with EITF 01-9 and, therefore, being recorded as a reduction of net sales. Our administrative compensation expense decreased primarily as a result of a lower bonus payout in 2004 in comparison to 2003. Partially offsetting these reductions in SG&A expense, our distribution costs rose 0.7 percentage points due primarily to increases in (i) miles driven to service our customers from existing manufacturing facilities following the closing of our manufacturing facilities in Jacksonville, Florida and Columbus, Ohio, which were closed in December 2003 and April 2004, respectively; and (ii) average fuel costs in comparison to the prior year.

         As a percentage of retail segment sales, our retail segment SG&A decreased 0.1 percentage point to 47.7% for the year ended December 25, 2004 from 47.8% for the pro forma year ended December 27, 2003. The decrease was primarily attributable to (i) the sale of Mattress Gallery, which had higher SG&A expenses as a percentage of net sales; and (ii) the growth in same store sales which resulted in better leveraging of our fixed expenses, such as salaries and rent. Partially offsetting the improvement in our retail segment SG&A, our retail segment had increases in (i) advertising and promotional expenditures which were utilized to stimulate sales and (ii) distribution costs resulting from higher average fuel costs.

         Amortization of Intangibles. For the year ended December 25, 2004, amortization of intangibles of $4.9 million decreased $0.1 million from $5.0 million for the pro forma year ended December 27, 2003.

         Licensing income. For the year ended December 25, 2004, our licensing income decreased $1.2 million to $9.6 million from $10.8 million for the pro forma year ended December 27, 2003. Our licensing income decreased primarily due to a loss of licensee as a result of their filing for bankruptcy during the second quarter of 2004.

         Plant Closure Charges. For the year ended December 25, 2004, we incurred $3.1 million of plant closure charges related to the closing of our manufacturing facilities in Columbus, Ohio and Piscataway, New Jersey in April and December, respectively. For the pro forma year ended December 27, 2003, we incurred $1.8 million of plant closure charges related to the closing of our manufacturing facility in Jacksonville, Florida. The plant closure charges consisted principally of severance, employee retention payments, rent and costs to transfer equipment. All plant closure charges related to the closure of the Columbus, Ohio and Piscataway, New Jersey manufacturing facilities had been expensed as of December 25, 2004.

         Transaction Expenses. For the year ended December 25, 2004, we incurred $0.7 million of transaction expenses, in the aggregate, related principally to the Acquisition, our acquisition of certain assets and liabilities of Simmons Juvenile, Inc., and the sale of Mattress Gallery. We incurred $0.9 million of transaction costs for the pro forma year ended December 27, 2003 in connection with our acquisition of Sleep Country.

         Interest Expense, Net. For the year ended December 25, 2004, interest expense, net, of $43.8 million increased $0.5 million from $43.3 million for the pro forma year ended December 27, 2003.

         Income Taxes. The combined federal, state, and foreign effective income tax rate of 32.8% for the year ended December 25, 2004 differs from the federal statutory rate of 35.0% primarily due to a reversal of tax reserves which we believe are no longer needed, partially offset by the expiration of unused net operating loss benefits and an increase in state income taxes. The combined federal, state, and foreign effective income tax rate of 31.2% for the pro forma year ended December 27, 2003 differed from the federal statutory rate of 35.0% primarily due to a reduction in Sleep Country's valuation allowance on net operating losses as a result of income it earned for the pro forma year ended December 27, 2003.

         Net Income. For the reasons set forth above, our net income decreased $9.3 million, or 27.5%, to $24.6 million for the year ended December 25, 2004 compared to $34.0 million for the pro forma year ended December 27, 2003.

PRO FORMA YEAR ENDED DECEMBER 27, 2003 COMPARED TO YEAR ENDED
DECEMBER 28, 2002

      Net Sales. Net sales for the pro forma year ended December 27, 2003 increased $97.7 million, or 13.8%, to $806.3 million from $708.6 million for the year ended December 28, 2002.

      Wholesale bedding segment net sales increased $82.1 million, or 12.5%, to $741.0 million for the pro forma year ended December 27, 2003 from $659.0 million for fiscal year 2002. For the pro forma year ended December 27, 2003 and fiscal year 2002, our wholesale bedding net sales reflect a reduction of $49.5 million and $52.4 million, respectively, for cash consideration paid to our customers for certain promotional programs and volume rebates in accordance with EITF 01-9. The wholesale bedding segment sales increase was primarily due to an increase in both unit shipments and AUSP of 5.6% compared to 2002. Our AUSP benefited from a shift in sales mix toward our higher priced Beautyrest(R) and BackCare(R) products. Unit volume growth resulted from additional floor placements at new and existing customers and an improved retail sales environment in the second half of 2003.

      Our pro forma year ended December 27, 2003 wholesale bedding sales, exclusive of EITF 01-9 sales reductions, which is the methodology used by ISPA in calculating industry sales, were up 11.4% over the prior year. In comparison, ISPA reported that for 2003 total U.S. bedding manufacturers' sales were up 5.8% over the prior year, comprised of an increase in unit shipments and AUSP of 1.8% and 3.9%, respectively. According to Furniture/Today, an industry trade publication, our 2003 industry market share was 15.7%.

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

      Cost of Products Sold. Cost of products sold as a percentage of net sales, for the pro forma year ended December 27, 2003 decreased 1.1 percentage points to 51.1% in fiscal year 2002, resulting in a gross margin increase to 48.9% for the pro forma year ended December 27, 2003 from 47.8% for 2002

      Our wholesale segment gross margin increased 0.8 percentage points to 46.8% for the pro forma year ended December 27, 2003 from 46.0% for 2002. Our gross margin increased 1.3 percentage points due to better absorption of our fixed manufacturing costs as a result of our unit volume growth. Additionally, our wholesale segment gross margin improved due to a reduction in depreciation expense of $1.9 million, or 0.3% of wholesale segment net sales, due to the adjustment of the remaining useful lives of the property, plant and equipment in connection with the Acquisition. Offsetting these improvements were cost increases of (i) 1.0 percentage point due to supplier price increases for certain raw material components without a corresponding price increase in our Beautyrest(R) product line in 2003; and (ii) 0.3 percentage points due to higher labor costs resulting from increased production demands resulting from our unit volume growth.

      Our retail segment gross margin decreased 0.2 percentage points to 50.8% for the pro forma year ended December 27, 2003 from 51.0% for 2002. The decrease was due to the discounting of inventory acquired from Mattress Discounters in December 2003 and the discounting of inventory in late 2003 that was being replaced with new product lines.

      Selling, General and Administrative Expenses. For the pro forma year ended December 27, 2003, selling, general and administrative expenses, as a percentage of net sales decreased 2.3 percentage points to 37.8% from 40.1% in fiscal year 2002.

      Our wholesale segment selling, general and administrative expenses decreased 2.0 percentage points to 35.0% of wholesale segment net sales for the pro forma year ended December 27, 2003 from 37.0% for fiscal year 2002. Variable stock compensation expense decreased $15.6 million due to the termination of the deferred compensation plan and the Predecessor stock option plans. Our pro forma year ended December 27, 2003 includes the reduction of depreciation expense by $2.9 million, or 0.4% of wholesale segment net sales, due to the remaining useful lives of our property, plant and equipment being extended from an average of three years to seven years as a result of the revaluation of the property, plant and equipment in connection with the Acquisition. Additionally, our selling, general and administrative expenses for the pro forma year ended December 27, 2003 reflect a $1.4 million, or 0.2% of wholesale segment net sales, reduction in management fees due to both the cancellation of the Fenway management agreement and the entering into the new THL Managers V, LLC management agreement in connection with the Acquisition. Offsetting these improvements in our selling, general and administrative expenses, our promotional expenditures increased $20.5 million, or 1.6 percentage points, due to (i) more payments to customers meeting the criteria of a selling expense in accordance with EITF 01-9 because our focus on increasing customer compliance with our co-op advertising guidelines; and (ii) a shift in our sales mix toward customers and products that receive more advertising and selling support subsidies.

      Our retail segment selling, general and administrative expenses decreased
8.6 percentage points to 47.8% of retail segment net sales for the pro forma year ended December 27, 2003 from 56.4% for fiscal year 2002. This decrease was attributable to our increase in retail sales resulting in greater leverage of our fixed retail selling, general and administrative expenses.

      Amortization of Intangibles. Amortization of intangibles decreased $16.5 million, or 76.9%, to $5.0 million for the pro forma year ended December 27, 2003 from $21.5 million in fiscal year 2002. The pro forma year ended December 27, 2003 amortization was less than the fiscal year 2002 due to our retail segment recognizing a $20.3 million non-cash goodwill impairment charge in the fourth quarter of 2002.

      Licensing Income. For the pro forma year ended December 27, 2003, our licensing income increased $1.8 million to $10.8 million from $9.0 million for the year ended December 28, 2002. Our licensing income increased primarily due to improved performance of our domestic and international licensees.

      Plant Closure Charges. For the pro forma year ended December 27, 2003, we incurred $1.8 million of plant closure charges related to the closing of our manufacturing facility in Jacksonville, Florida. The plant closure charges consisted principally of severance, retention, rent and costs to transfer equipment.

      Interest Expense, Net. Interest expense, net increased $11.3 million, or 35.3%, to $43.3 million for the pro forma year ended December 27, 2003 from $32.0 million in fiscal year 2002 due to an increase in our average outstanding borrowings for the pro forma year ended December 27, 2003 resulting from the Acquisition. Our interest paid in pro forma 2003 was $53.6 million, a 114.6% increase from $24.9 million paid in 2002, due principally to payments of (i) $10.8 million in tender fees for our repurchase of $144.9 million of 10.25% senior subordinated notes due 2009; (ii) junior subordinated PIK note interest of $13.7 million; and (iii) $3.5 million in bridge loan commitment fees.

      Income Taxes. Our combined federal, state and foreign effective income tax expense rate of 31.2% for the pro forma year ended December 27, 2003 differed from the federal statutory rate of 35.0% primarily because of a reduction of the prior year valuation allowance on net operating losses due to Sleep Country's income for the pro forma year ended December 27, 2003. Our combined federal, state and foreign effective income tax rate of 116.7% for fiscal year 2002 was greater than the federal statutory rate due principally to a 100% valuation allowance for Sleep Country's operating loss in 2002.

      Net Income (Loss). For the reasons set forth above, our net income was $34.0 million for the pro forma year ended December 27, 2003 compared to a net loss of $0.6 million for the year ended December 28, 2002.

LIQUIDITY AND CAPITAL RESOURCES

      Our principal sources of cash to fund liquidity needs are (i) cash provided by operating activities and (ii) borrowings available under our senior credit facility. Our primary use of funds consists of payments of funding for working capital increases, capital expenditures, customer supply agreements, principal and interest for our debt, and acquisitions. Barring any unexpected significant external or internal developments, we expect current cash balances on hand, cash provided by operating activities and borrowings available under our senior credit facility to be sufficient to meet our short-term and long-term liquidity needs.

      In 2005, we anticipate that our cash flow from operations will decrease as a result of a planned national advertising campaign associated with our HealthSmart Bed. We have not nationally advertised our products since 2001. The cost of the advertisements are expected to be incurred primarily in the first and second quarter of 2005.

      On December 15, 2004, our indirect parent, Simmons Company completed a private placement for approximately $165.1 million aggregate gross proceeds from its issuance of 10% senior discount notes due 2014 (the "Discount Notes"). The proceeds from the offering were used to make a dividend distribution to its class A stockholders and to pay expenses related to the sale and distribution of the notes. No payments are due on the notes until June 15, 2010. Simmons Company's ability to make payments on the Discount Notes is dependent on the earnings and distributions of funds from us.

      Capital expenditures totaled $18.2 million for the year ended December 25 2004. We believe that the annual capital expenditure limitations in our senior credit facility will not significantly inhibit us from meeting our ongoing capital expenditure needs. We anticipate approximately $15 million of capital expenditures in 2005.

      Future principal debt payments are expected to be paid out of cash flows from operations, borrowings on our revolving credit facility, and future refinancing of our debt. Historically we have paid minimal federal income taxes as a result of net operating loss carryforwards; however, we expect to be obligated to pay federal income taxes beginning in 2006.

      The terms of our senior credit facility require a mandatory prepayment of our tranche C term loan by April 2005 of $3.7 million, based upon our Consolidated Excess Cash Flows (as defined in the senior credit facility) for the year ended December 25, 2004. Such prepayment of debt will result in our next quarterly principal payment being in March 2006.

      The following table summarizes our changes in cash (in thousands):

                                                        SUCCESSOR            | PREDECESSOR
                                               ----------------------------  |  ------------
                                                                 PRO FORMA   |
                                               YEAR ENDED       PERIOD ENDED |    YEAR ENDED
                                               DECEMBER 25,     DECEMBER 27, |   DECEMBER 28,
                                                  2004             2003      |      2002
                                               ------------     ------------ |  ------------
                                                                             |
Statement of Cash Flow Data:                                                 |
   Cash flows provided by (used in):                                         |
       Operating activities                    $    67,932      $    56,536  |   $    75,605
       Investing activities                        (28,720)        (826,353) |       (11,421)
       Financing activities                        (19,141)         766,155  |       (60,321)
   Effect of exchange rate changes on cash             113              224  |           (19)
                                               -----------      -----------  |   -----------
   Change in cash and cash equivalents              20,184           (3,438) |         3,844
   Cash and cash equivalents:                                                |
       Beginning of period                           3,670            7,108  |         3,264
                                               -----------      -----------  |   -----------
       End of period                           $    23,854      $     3,670  |   $     7,108
                                               ===========      ===========  |   ===========

YEAR ENDED DECEMBER 25, 2004 COMPARED WITH THE PRO FORMA PERIOD ENDED DECEMBER 27, 2003

      Cash flow from Operating Activities. Our cash flow from operations increased primarily due to improved working capital management resulting in a decrease in working capital of $8.9 million, and an increase in net sales. These improvements were partially offset by (i) lower operating margins due primarily to rising material costs; (ii) higher interest payments as a result of the refinancing in connection with the Acquisition; and (iii) higher plant opening and closing costs associated with the closure of our manufacturing facilities in Columbus, Ohio and Piscataway, New Jersey and the opening of our manufacturing facilities in Hazleton, Pennsylvania and Waycross, Georgia.

      Cash flow used in Investing Activities. Our cash flows used in investing activities decreased principally due to cash payments related to the Acquisition of $815.9 million in the pro forma period ended December 27, 2003. Exclusive of the Acquisition related cash payments, our cash flows used in investing activities increased principally due to (i) an increase in capital expenditures of $9.4 million principally as a result of the opening of two new manufacturing facilities in 2004 and (ii) the acquisition of certain assets and liabilities of Simmons Juvenile, Inc. for $19.7 million in 2004. Partially offsetting these increases in cash flow used in investing activities, we received $6.3 million of proceeds in connection with the sale of Gallery Corp and $2.1 million of proceeds in connection with the collection of a note receivable.

      We sold the stock of our Mattress Gallery subsidiary, which was considered an asset held for sale as of December 27, 2003, on May 1, 2004 to PCM for cash proceeds of $6.3 million plus the cancellation of all intercompany debts, excluding current trade payables owed to Simmons. In connection with the sale, we entered into a five-year supply agreement with PCM. Following the sale, we continue to guarantee approximately $2.1 million of Mattress Gallery's obligations under certain store and warehouse leases that expire over various periods through 2010.

      On August 27, 2004, our subsidiary, Simmons Juvenile Company, LLC ("Simmons Juvenile"), acquired certain assets and liabilities of the crib mattress and related soft goods of Simmons Juvenile, Inc., a then-current licensee of ours, for $19.7 million in cash, including transaction costs. Based upon the operating performance of Simmons Juvenile for the six months following the acquisition, we will expect to pay an additional amount of $3.5 million in the second quarter of 2005. The purchase price allocation will be adjusted in future periods to reflect this contingent consideration paid.

      Cash flow from (used in) Financing Activities. Our cash flow provided by financing activities decreased primarily due to net proceeds received in connection with the Acquisition of $821.5 million in the pro forma period ended December 27, 2003. Exclusive of the Acquisition related cash proceeds, our cash flow used in financing activities decreased due to a decrease in payment on our senior credit facility than in the prior year.

DEBT

     Our senior credit facility is comprised of a $396.6 million term loan facility (the "Tranche C Term Loan"), which will mature in 2011, and a $75.0 million revolving loan facility (of which approximately $64.9 million was available for borrowings as December 25, 2004 after giving effect to $10.1 million that was reserved for standby letters of credit), which will mature in 2009. We are permitted to incur up to an additional $100.0 million of senior secured debt at the option of participating lenders, so long as no default or event of default under the senior secured credit facility has occurred or would occur after giving effect to such incurrence and certain other conditions are satisfied. The senior credit facility is guaranteed by our parent, THL-SC Bedding Company, and all of our domestic subsidiaries. Our and the guarantors' obligations are secured by all or substantially all of our and the guarantors' assets, including a pledge of our stock, a pledge of stock of all our domestic subsidiaries, and our pledge of 65% of the stock of our foreign subsidiaries. We also have a senior unsecured term loan facility of $140.0 million, which will mature in June 2012. The senior unsecured term loan facility is guaranteed by THL-SC Bedding Company and all our active domestic subsidiaries.

      We amended and restated our senior credit facility on August 27, 2004 to, among other things:

            (i) Refinance our existing $396.6 million Tranche B Term Loan with a new Tranche C Term Loan priced at the Eurodollar Rate + 250 basis points, a 25 basis point decline in our interest rate margin;

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

      The senior credit facility and the senior unsecured term loan bear interest at our choice of the Eurodollar Rate or Base Rate (both as defined), plus the following applicable interest rate margins:

                                EURODOLLAR      BASE
                                   RATE         RATE
                                ----------      -----
Revolving credit facility         2.50%         1.50%
Tranche C Term Loan               2.50%         1.50%
Senior unsecured term loan        3.75%         2.75%

      The weighted average interest rates per annum in effect as of December 25, 2004 for the Tranche C Term Loan and senior unsecured term loan were 3.97% and 5.13%, respectively.

      Under the Tranche C Term Loan, quarterly amortization payments of approximately $1.0 million are required during the first seven years, with the balance of the facility to be repaid quarterly during the eighth year. There are no scheduled amortization payments prior to the maturity date of the senior unsecured term loan.

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

      We are required to make prepayments of the loans outstanding under the senior credit facility under certain circumstances, including with 100% of the net cash proceeds of certain asset sales and casualty or condemnation events to the extent such proceeds are not reinvested in Simmons' business within a specified period of time and with 100% of the proceeds of certain types of debt incurred by it. Additionally, depending on Simmons' leverage ratio, Simmons may be required to prepay its senior secured loans with up to 50% of its excess cash flow from each fiscal year and with up to 50% of the net cash proceeds of certain equity issuances.

      We are also required to make prepayments of the loans outstanding under the senior unsecured term loan in the event of a change of control at 101% of the unpaid principal amount thereof. Furthermore, we may be required to make an offer to repay the senior unsecured term loans with proceeds of certain asset sales, and any such offer required to be made within the first three years after the closing date of the senior unsecured credit facility must be accompanied by payment of a call premium, calculated on a sliding scale. We are not required to use any proceeds we receive from an equity offering to repay loans outstanding under our senior unsecured term loan facility.

      Our long-term obligations contain various financial tests and covenants. We were in compliance with such covenants as of December 25, 2004. The most restrictive covenants relate to ratios of adjusted EBITDA to interest coverage (interest coverage ratio) and net debt to adjusted EBITDA (leverage ratio) and maximum capital expenditures all as defined in the senior credit facility. The minimum interest coverage ratio and maximum leverage ratio are computed based on our results for the last twelve months ended, adjusted for any dispositions or acquisitions. More specifically, the senior credit facility's covenants, as amended, require:

      - a minimum interest coverage ratio, with compliance levels ranging from an interest coverage of no less than 2.25:1.00 on December 31, 2004; 2.30:1.00 from March 31, 2005 through December 31, 2005;
            2.40:1.00 from March 31, 2006 through December 31, 2006; 2.55:1.00 from March 31, 2007 through December 31, 2007; 2.75:1.00 from March 31, 2008 through December 31, 2008; and 3.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

      - A maximum total leverage ratio, with compliance levels ranging from total leverage of no greater than 6.85:1.00 on December 31, 2004; 6.50:1.00 from March 31, 2005 through December 31, 2005; 6.00:1.00 from March 31, 2006 through June 30, 2006; 5.75:1.00 from September 30, 2006 through December 31, 2006; 5.00:1.00 from March 31, 2007 through December 31, 2007; 4.50:1.00 from March 31, 2008 through December 31, 2008; and 4.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

      - a maximum capital expenditure limitation of $30.0 million per fiscal year, with the ability to roll forward to future years unused amounts from the previous fiscal year, and also subject to adjustments for certain acquisitions and other events.

      We met such covenants in 2004 and expect to meet such covenants in 2005. Adjusted EBITDA (as defined in the senior credit facility) differs from the term "EBITDA" as it is commonly used. In addition to adjusting net income to exclude interest expense, income taxes, depreciation and amortization, Adjusted EBITDA also adjusts net income by excluding items or expenses not typically excluded in the calculation of "EBITDA" such as management fees; ESOP expenses; the aggregate amount of the fees, costs and cash expenses paid by the Company in connection with the consummation of the Acquisition (including without limitation, bonus and option payments); other non-cash items reducing consolidated net income (including, without limitation, non-cash purchase accounting adjustments and debt extinguishment costs); the cure amount, if any, received by Simmons in respect of that period; any extraordinary, unusual or non-recurring gains or losses or charges or credits; and any reasonable expenses or charges related to any issuance of securities, investments permitted, permitted acquisitions, recapitalizations, asset sales permitted or indebtedness permitted to be incurred, less other non-cash items increasing consolidated net income, all of the foregoing as determined on a consolidated basis for the Company in conformity with GAAP. Adjusted EBITDA is presented herein because it is a material component of the covenants contained within the aforementioned credit agreements. Non-compliance with such covenants could result in the requirement to immediately repay all amounts outstanding under such agreements, which could have a material adverse effect on our results of operations, financial position and cash flow. While the determination of "unusual and nonrecurring losses" is subject to interpretation and requires judgment, we believe the Adjusted EBITDA presented below is in accordance with the senior credit facility. Adjusted EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

      The following is a calculation of our minimum interest coverage and maximum leverage ratios under our senior credit facility as of December 25, 2004. The terms and related calculations are defined in the senior credit facility, which is incorporated by reference as Exhibit 10.26 of this report (in thousands, except ratios):


                                                                  DECEMBER 25,
                                                                      2004
                                                                 -------------
Calculation of minimum cash interest coverage ratio:
Twelve months ended Adjusted EBITDA(1)                            $ 134,079
                                                                  =========
Consolidated cash interest expense(2)                             $  41,943
                                                                  =========
Actual interest coverage ratio(3)                                     3.20x
Minimum permitted interest coverage ratio                             2.25x
Calculation of maximum leverage ratio:
Consolidated indebtedness                                         $ 752,139
Less: Cash and cash equivalents                                      23,854
                                                                  ---------
   Net debt                                                       $ 728,285
                                                                  =========
Adjusted EBITDA(1)                                                $ 134,079
                                                                  =========
Actual leverage ratio(4)                                              5.43x
Maximum permitted leverage ratio                                      6.85x

(1) Adjusted EBITDA for the twelve months ended December 25, 2004 adds back to net income the following items: income taxes, interest expense, depreciation and amortization, stock compensation expense, transaction related expenditures, plant opening and closing charges, certain litigation and insurance charges relating to previous periods, retail segment charges relating to previous periods, management fees, and other non-recurring/non-cash charges as permitted under our senior credit facility. Additionally, Adjusted EBITDA is adjusted to include the operating results of Simmons Juvenile Company, LLC as though we owned Simmons Juvenile Company, LLC as of the beginning of 2004 and excludes the operating results of Mattress Gallery as though we sold Mattress Gallery as of the beginning of 2004.

(2) Consolidated cash interest expense, as defined in our senior credit facility for the period ended December 25, 2004 follows (in thousands):

Interest expense, net                                             $ 43,758
Interest income                                                        141
                                                                  --------
Gross interest expense                                              43,899
Less: Non-cash interest expense                                      1,956
                                                                  --------
                                                                  $ 41,943
                                                                  ========

(3)   Represents ratio of Adjusted EBITDA to consolidated cash interest expense.

(4) Represents ratio of consolidated indebtedness less cash and cash equivalents to Adjusted EBITDA.

      Our senior unsecured term loan facility does not contain any financial maintenance covenants, but does contain affirmative covenants similar to those contained in our senior credit facility. Additionally, the senior unsecured facility contains negative covenants similar to those contained in the senior credit facility, except that certain negative covenants, including limitations on indebtedness, asset sales and restricted junior payments.

      The use of interest rate risk management instruments is required under the terms of the senior credit facility. We are required to maintain protection against fluctuations in interest rates, and may do so through utilizing Eurodollar Rate loans having twelve-month interest periods or through one or more interest rate agreements, such as collars and swaps.

      In order to address interest rate risk, we have developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. On January 26, 2004, we elected to set the interest rate at the twelve-month Eurodollar Rate for approximately $325.0 million of the senior credit facility and the $140 million senior unsecured term loan, which fixed the Eurodollar Rate at 1.375% through January 26, 2005 for approximately 84% of our floating rate debt outstanding as of December 25, 2004. Additionally, to further address interest rate risk, we entered into an interest rate cap agreement on February 11, 2004 for a notional amount of $170.0 million, which capped the Eurodollar Rate at 5.0% for the period of January 26, 2005 through January 26, 2006.

      On December 19, 2003, we completed a financing, which consisted of the sale of $200.0 million of 7.875% senior subordinated notes due 2014 (the "Notes"). The Notes bear interest at the rate of 7.875% per annum, which is payable semi-annually in cash in arrears on January 15 and July 15. The Notes mature on January 15, 2014. The Notes are subordinated in right of payment to all our existing and future senior indebtedness.

      At any time prior to January 17, 2007, we may redeem up to 40% of the aggregate principal amount of the Notes at a price of 107.875% in connection with an Equity Offering, as defined. With the exception of an Equity Offering, the Notes are redeemable at our option beginning January 15, 2009 at prices decreasing from 103.938% of the principal amount thereof to par on January 15, 2012 and thereafter. We are not required to make mandatory redemption or sinking fund payments with respect to the Notes.

      The indenture for the Notes requires us and our subsidiaries to comply with certain restrictive covenants, including a restriction on dividends and limitations on the incurrence of indebtedness, certain payments and distributions, and sales of our assets and stock.

      The Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by THL-SC Bedding Company and all our active domestic subsidiaries.

      On April 12, 2004, our remaining 10.25% series B subordinated notes were redeemed at 105.125% of the principal amount thereof for a total payment of $5.3 million.

      The following table sets forth our contractual obligations as of December 25, 2004 (dollars in thousands):

                                                                           PAYMENT DUE BY YEAR
                                                           ----------------------------------------------------
CONTRACTUAL OBLIGATIONS:                     TOTAL           2005       2006 - 2007    2008 - 2009   THEREAFTER
------------------------------------      -----------      --------     -----------    -----------   ----------
Long-term debt                            $   752,002      $  4,068      $   7,296      $  8,926     $ 731,712
Interest payments on long-term
  debt (1)                                    293,861        39,760         78,668        78,013        97,420
Capital lease obligations                         137            56             81             -             -
Operating leases - wholesale segment           57,247        15,406         22,272        11,963         7,606
Operating leases - retail segment              22,181         5,592          8,829         5,245         2,515
Component purchase commitments                 25,606        14,567         11,039             -             -
                                          -----------      --------      ---------      --------     ---------
  Total contractual obligations           $ 1,151,034      $ 79,449      $ 128,185      $104,147     $ 839,253
                                          ===========      ========      =========      ========     =========
Other commercial commitments:
                                          -----------      --------      ---------      --------     ---------
  Standby letters of credit               $    10,127      $ 10,127      $       -      $      -     $       -
                                          ===========      ========      =========      ========     =========

(1) Anticipated interest payments based on current interest rates and amounts outstanding as of December 25, 2004.

      In addition, under the terms of the management agreement entered into in connection with the Acquisition, we are required to pay an affiliate of THL an aggregate fee of no less than $1.5 million a year. Under its terms, the management agreement will be terminated by THL upon the consummation of an equity offering and we will be required to pay THL a termination fee equal to the net present value of the fees payable to THL for a period of seven years from the date of termination.

OFF-BALANCE SHEET ARRANGEMENTS

      In connection with the sale of Mattress Gallery, we entered into a five-year supply agreement with PCM and continue to guarantee approximately $2.1 million of Mattress Gallery's obligations under certain store and warehouse leases that expire over various periods through 2010. We have no liability recorded for this obligation on our balance sheet as of December 25, 2004.

SEASONALITY/OTHER

      For the past several years, there has not been significant seasonality in our wholesale bedding business. Our retail bedding business, which accounted for $81.0 million, or 9.3%, of net sales for the year ended December 25, 2004, has historically experienced, and we expect will continue to experience, seasonal and quarterly fluctuations in net sales and operating income. As is the case with many bedding retailers, our retail business is subject to seasonal influences, characterized by strong sales for the months of May through September, which impacts our second and third quarter results.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 ("SFAS 153"). This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions ("APB 29"), that was issued in 1973. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have an impact on the our consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123"). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. We are currently evaluating the potential effects of the adoption of SFAS 123R on its consolidated financial statements.

      In November 2004, the FASB issued SFAS No. 151, Inventory Costs - An amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the IASB. As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The adoption of this statement is not expected to have a significant impact on our consolidated financial statements.

       In December 2004, the FASB issued two FASB Staff Positions ("FSP") that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. The result of this legislation could affect how companies report their deferred income tax balances and may require adjustments in the year ending December 31, 2004. The first FSP is FSP FAS 109-1 and the second is FSP FAS 109-2. In FSP FAS 109-1, the FASB concludes that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate reduction. FSP FAS 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109, Accounting for Income Taxes. However, a company must provide certain disclosures if it chooses to utilize the additional time granted by the FASB. The guidance in these FSPs is effective December 21, 2004. We are currently evaluating the potential effects of the American Jobs Creation Act of 2004 on our consolidated financial statements.


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

      In order to address interest rate risk, we have developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. For $325.0 million of the Tranche C Term Loan and the $140.0 million senior unsecured term loan, we have set the interest rate utilizing twelve-month Eurodollar Rate loans which fixed the Eurodollar Rate at 1.375% through January 26, 2005 for approximately 86% of floating rate debt outstanding as of December 25, 2004. On January 26, 2005, we elected to set the interest rate for $155.0 million of the Tranche C Term Loan and the $140.0 million senior unsecured term loan utilizing twelve-month Eurodollar Rate loans which fixed the Eurodollar Rate at 3.25% through January 26, 2006. Additionally, to further address interest rate risk, we have an interest rate cap agreement for a notional amount of $170.0 million, which capped the Eurodollar Rate, plus margin, at 5.0% for the period from January 26, 2005 through January 26, 2006.

      All other factors remaining unchanged, a hypothetical 10% increase or decrease in interest rates for one year on our variable rate financial instruments would not have a material impact on earnings during 2005, but would result in an additional $3.5 million of interest expense in 2006.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Simmons Bedding Company

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Simmons Bedding Company and its subsidiaries (the "Company") at December 25, 2004 and December 27, 2003, and the results of their operations and their cash flows for the year ended December 25, 2004 and the period from December 20, 2003 through December 27, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule on page 102 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 22, 2005

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of Simmons Bedding Company

      In our opinion, the accompanying consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows present fairly, in all material respects, the results of operations and cash flows of Simmons Bedding Company and its subsidiaries (the "Company") for the period from December 29, 2002 through December 19, 2003 and for the year ended
December 28, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule on page 102 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PRICEWATERHOUSECOOPERS LLP
Atlanta, Georgia
March 22, 2005

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)

                                                 Successor           |           Predecessor
                                        --------------------------   |   --------------------------
                                                       Period from   |    Period from
                                                      December 20,   |   December 29,
                                         Year Ended   2003 through   |   2002 through   Year Ended
                                        December 25,  December 27,   |   December 19,  December 28,
                                            2004          2003       |       2003          2002
                                        ------------  ------------   |   ------------  ------------
                                                                     |
Net sales                                $ 869,893     $   8,717     |    $ 797,616     $ 708,595
Cost of products sold                      472,252         7,147     |      408,790       369,617
                                         ---------     ---------     |    ---------     ---------
     Gross profit                          397,641         1,570     |      388,826       338,978
                                         ---------     ---------     |    ---------     ---------
                                                                     |
Operating expenses:                                                  |
   Selling, general and                                              |
       administrative expenses             318,118         4,492     |      373,078       284,164
   Goodwill impairment                           -             -     |            -        20,285
   Plant closure charges                     3,068           449     |        1,336             -
   Amortization of intangibles               4,933           311     |          306         1,246
   Transaction expenses                        733             -     |       22,399             -
   Licensing income                         (9,622)         (326)    |      (10,444)       (9,002)
                                         ---------     ---------     |    ---------     ---------
                                           317,230         4,926     |      386,675       296,693
                                         ---------     ---------     |    ---------     ---------
                                                                     |
     Operating income (loss)                80,411        (3,356)    |        2,151        42,285
                                                                     |
Interest expense, net                       43,758         4,661     |       45,092        32,000
                                         ---------     ---------     |    ---------     ---------
     Income (loss) before income taxes                               |
     and minority interest in loss          36,653        (8,017)    |      (42,941)       10,285
Income tax expense (benefit)                12,039          (827)    |       (8,845)       12,005
                                         ---------     ---------     |    ---------     ---------
     Income (loss) before minority                                   |
       interest in loss                     24,614        (7,190)    |      (34,096)       (1,720)
Minority interest in loss                        -             -     |            -         1,109
                                         ---------     ---------     |    ---------     ---------
     Net income (loss)                      24,614        (7,190)    |      (34,096)         (611)
                                                                     |
Other comprehensive income (loss):                                   |
   Foreign currency translation                                      |
       adjustment                              113            17     |          207           (19)
                                         ---------     ---------     |    ---------     ---------
     Comprehensive income (loss)         $  24,727     $  (7,173)    |    $ (33,889)    $    (630)
                                         =========     =========     |    =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                       December 25,  December 27,
                                                                           2004          2003
                                                                       ------------  ------------
                                       ASSETS

Current assets:
     Cash and cash equivalents                                         $     23,854  $      3,670
     Accounts receivable, less allowances for doubtful receivables,
        discounts, and returns of $5,131 and $4,960                          85,433        65,868
     Inventories                                                             33,300        31,355
     Deferred income taxes                                                    2,445           973
     Other current assets                                                    20,204        22,616
     Assets held for sale                                                         -         8,564
                                                                       ------------  ------------
        Total current assets                                                165,236       133,046
                                                                       ------------  ------------

Property, plant and equipment, net                                           62,842        53,228
Goodwill                                                                    488,686       792,230
Intangible assets, net                                                      542,983       159,198
Other assets                                                                 41,987        45,417
                                                                       ------------  ------------
                                                                       $  1,301,734  $  1,183,119
                                                                       ============  ============

                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Current maturities of long-term debt                              $      4,124  $      9,512
     Accounts payable                                                        54,380        39,956
     Accrued liabilities                                                     68,977        53,948
     Liabilities held for sale                                                    -         2,064
                                                                       ------------  ------------
        Total current liabilities                                           127,481       105,480
                                                                       ------------  ------------
Non-current liabilities:
     Long-term debt                                                         748,015       760,741
     Deferred income taxes                                                  154,775        23,719
     Other                                                                   10,856        12,902
                                                                       ------------  ------------
        Total liabilities                                                 1,041,127       902,842
                                                                       ------------  ------------

Commitments and contingencies (Notes J and R)
Stockholder's equity:
    Common stock, $.01 par value; 3,000 shares authorized; 100 issued             1             1
     Additional paid-in capital                                             243,052       287,449
     Retained earnings (accumulated deficit)                                 17,424        (7,190)
     Accumulated other comprehensive income                                     130            17
                                                                       ------------  ------------
        Total stockholder's equity                                          260,607       280,277
                                                                       ------------  ------------
                                                                       $  1,301,734  $  1,183,119
                                                                       ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    (In thousands, except per share amounts)

                                                                         CLASS A          CLASS B
                                                                 -------------------  -----------------  ADDITIONAL
                                                                   COMMON     COMMON   COMMON   COMMON    PAID-IN     ACCUMULATED
                                                                   SHARES     STOCK    SHARES    STOCK    CAPITAL      DEFICIT
                                                                 ----------   ------  -------  --------  ----------   -----------
PREDECESSOR
DECEMBER 29, 2001                                                23,752,324   $  242  379,119  $      4  $        -   $   (53,885)
     Net loss                                                             -        -        -         -           -          (611)
     Other comprehensive loss:
       Change in foreign currency translation                             -        -        -         -           -             -
                                                                                                                      -----------
     Comprehensive loss                                                   -        -        -         -           -          (611)
     Increase in redemption obligation - ESOP
      based on fair market value                                          -        -        -         -           -       (17,139)
     Common stock repurchased                                             -        -        -         -           -             -
                                                                 ----------   ------  -------  --------  ----------   -----------
DECEMBER 28, 2002                                                23,752,324      242  379,119         4           -       (71,635)
     Net loss                                                             -        -        -         -           -       (34,096)
     Other comprehensive income:
       Change in foreign currency translation                             -        -        -         -           -             -

     Comprehensive income (loss)                                                                                          (34,096)
     Contribution of debt to an affiliate of SC Holdings, Inc.            -        -        -         -       7,916             -
     Acquisition of SC Holdings,Inc. minority interest                    -        -        -         -         (25)            -
     Increase in redemption obligation - ESOP
      based on fair market value                                          -        -        -         -      (7,891)      (26,772)
     Common stock repurchased                                             -        -        -         -           -             -
                                                                 ----------   ------  -------  --------  ----------   -----------
DECEMBER 19, 2003                                                23,752,324   $  242  379,119  $      4           -   $  (132,503)
                                                                 ==========   ======  =======  ========  ==========   ===========

                                                                  ACCUMULATED    COMMON
                                                                    OTHER         STOCK        TOTAL
                                                                 COMPREHENSIVE   HELD IN    STOCKHOLDERS'
                                                                    INCOME       TREASURY      EQUITY
                                                                 -------------   --------   -------------
PREDECESSOR
DECEMBER 29, 2001                                                $        (125)  $ (7,557)  $     (61,321)
     Net loss                                                                -                       (611)
     Other comprehensive loss:
       Change in foreign currency translation                              (19)         -             (19)
                                                                 -------------   --------   -------------
     Comprehensive loss                                                    (19)         -            (630)
     Increase in redemption obligation - ESOP
      based on fair market value                                             -          -         (17,139)
     Common stock repurchased                                                -     (2,246)         (2,246)
                                                                 -------------   --------   -------------
DECEMBER 28, 2002                                                         (144)    (9,803)        (81,336)
     Net loss                                                                -          -         (34,096)
     Other comprehensive income:
       Change in foreign currency translation                              207          -             207
                                                                 -------------   --------   -------------
     Comprehensive income (loss)                                           207          -         (33,889)
     Contribution of debt to an affiliate of SC Holdings, Inc.               -          -           7,916
     Acquisition of SC Holdings,Inc. minority interest                       -          -             (25)
     Increase in redemption obligation - ESOP
      based on fair market value                                             -          -         (34,663)
     Common stock repurchased                                                -     (7,383)         (7,383)
                                                                 -------------   --------   -------------
DECEMBER 19, 2003                                                $          63   $(17,186)  $    (149,380)
                                                                 =============   ========   =============

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED
                    (In thousands, except per share amounts)

                                                                                  RETAINED     ACCUMULATED
                                                                    ADDITIONAL    EARNINGS/       OTHER          TOTAL
                                                 COMMON    COMMON    PAID-IN    (ACCUMULATED  COMPREHENSIVE  STOCKHOLDERS'
                                                 SHARES    STOCK     CAPITAL      DEFICIT)       INCOME          EQUITY
                                                 ------  ---------  ----------  ------------  -------------  -------------
SUCCESSOR
DECEMBER 20, 2003 (reflects the new basis
     of 100 common shares in connection
     with the Acquisition)                        100    $       1  $ 387,837   $         -     $       -    $    387,838
     Deemed dividend to reflect carryover basis     -            -   (100,388)            -             -        (100,388)
     Net loss                                       -            -          -        (7,190)            -          (7,190)
     Other comprehensive income:
       Change in foreign currency translation       -            -          -             -            17              17
                                                                                -----------     ---------    ------------
     Comprehensive income (loss)                    -            -          -        (7,190)           17          (7,173)
                                                  ---    ---------  ---------   -----------     ---------    ------------
DECEMBER 27, 2003                                 100            1  $ 287,449   $    (7,190)    $      17    $    280,277
     Net income                                     -            -          -        24,614             -          24,614
     Other comprehensive income:
       Change in foreign currency translation       -            -          -             -           113             113
                                                                                -----------     ---------    ------------
     Comprehensive income                           -            -          -        24,614           113          24,727
     Termination of deferred compensation plan      -            -      3,308             -             -           3,308
     Deemed dividend to reflect carryover basis     -            -    (47,705)            -             -         (47,705)
                                                  ---    ---------  ---------   -----------     ---------    ------------
DECEMBER 25, 2004                                 100    $       1  $ 243,052   $    17,424     $     130    $    260,607
                                                  ===    =========  =========   ===========     =========    ============

The accompanying notes are an integral part of these consolidated financial statements.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                Successor            |          Predecessor
                                                        --------------------------   |   ---------------------------
                                                                       Period from   |    Period from
                                                                      December 20,   |   December 29,
                                                         Year Ended   2003 through   |    2002 through    Year Ended
                                                        December 25,  December 27,   |   December 19,   December 28,
                                                            2004          2003       |       2003           2002
                                                        ------------  ------------   |   ------------  -------------
                                                                                     |
Cash flows from operating activities:                                                |
Net income (loss)                                        $   24,614    $   (7,190)   |   $   (34,096)   $     (611)
Adjustments to reconcile net income (loss) to net                                    |
   cash provided by operating activities:                                            |
     Depreciation and amortization                           23,084           656    |        22,059        19,050
     Stock compensation expense                               3,347             -    |        68,415        15,561
     Goodwill impairment charge                                   -             -    |             -        20,285
     Provision for doubtful accounts                          3,907            42    |         3,799         3,082
     Provision (benefit) for deferred income taxes           11,535          (827)   |        (9,087)       11,109
     Non-cash interest expense                                1,956            62    |         9,481         3,234
     Other, net                                                   -             -    |          (249)       (1,518)
Net changes in operating assets and liabilities:                                     |
     Accounts receivable                                    (20,526)        1,448    |        (4,165)       (3,110)
     Inventories                                              1,970         2,310    |        (4,718)        1,359
     Other current assets                                        68          (661)   |        (5,164)       (6,731)
     Accounts payable                                        16,248           354    |        (3,750)       10,813
     Accrued liabilities                                     12,903         2,136    |         1,547        14,986
     Other, net                                             (11,174)       (1,823)   |        15,957       (11,904)
                                                         ----------    ----------    |   -----------    ----------
   Net cash provided by (used in) operating activities       67,932        (3,493)   |        60,029        75,605
                                                         ----------    ----------    |   -----------    ----------
                                                                                     |
Cash flows from investing activities:                                                |
     Purchases of property, plant and equipment             (18,206)            -    |        (8,791)       (7,961)
     Purchase and development of intangible assets                -             -    |        (1,720)       (3,932)
     Proceeds from the sale of Gallery Corp., net             6,327             -    |             -             -
     Payments to the sellers for the Acquisition                  -      (697,883)   |             -             -
     Payments to option holders                                   -       (73,545)   |             -             -
     Payments of Acquisition costs                                -       (44,452)   |             -             -
     Purchase of certain assets of Simmons Juvenile                                  |
       Products Company, Inc.                               (19,685)            -    |             -             -
     Other, net                                               2,844             -    |            38           472
                                                         ----------    ----------    |   -----------    ----------
   Net cash used in investing activities                    (28,720)     (815,880)   |       (10,473)      (11,421)
                                                         ----------    ----------    |   -----------    ----------

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In thousands)

                                                                      Successor                  Predecessor
                                                             -------------------------- |  --------------------------
                                                                           Period from  |  Period from
                                                                           December 20, |  December 29,
                                                              Year Ended   2003 through |  2002 through   Year Ended
                                                             December 25,  December 27, |  December 19,  December 28,
                                                                 2004          2003     |      2003          2002
                                                             ------------  ------------ |  ------------  ------------
                                                                                        |
Cash flows from financing activities:                                                   |
     Payments of Successor Senior Credit Facility, net       $   (11,675)  $         -  |  $         -   $         -
     Payments of other Successor debt, net                        (6,439)            -  |            -             -
     Repurchase of SC Holdings, Inc. minority interest and                              |
       payment of SC Holdings, Inc. debt                               -             -  |      (18,653)            -
     Payments of Predecessor Senior Credit Facility, net               -       (51,656) |      (24,356)      (53,061)
     Payments of other Predecessor debt                                -             -  |       (4,936)       (5,567)
     Proceeds from long-term debt - Affiliate, net                     -             -  |            -         1,123
     Repurchase of common stock                                        -             -  |       (7,383)       (2,246)
     Payments of Predecessor debt at Acquisition                       -      (171,599) |            -             -
     Proceeds from Successor debt                                      -       748,275  |            -             -
     Proceeds from issuance of Successor common stock                  -       327,553  |            -             -
     Payments of financing costs                                  (1,027)      (31,090) |            -          (570)
                                                             -----------   -----------  |  -----------   -----------
   Net cash provided by (used in) financing activities           (19,141)      821,483  |      (55,328)      (60,321)
                                                             -----------   -----------  |  -----------   -----------
                                                                                        |
Net effect of exchange rate changes on cash                          113            17  |          207           (19)
                                                             -----------   -----------  |  -----------   -----------
Change in cash and cash equivalents                               20,184         2,127  |       (5,565)        3,844
Cash and cash equivalents, beginning of period                     3,670         1,543  |        7,108         3,264
                                                             -----------   -----------  |  -----------   -----------
Cash and cash equivalents, end of period                     $    23,854   $     3,670  |  $     1,543   $     7,108
                                                             ===========   ===========  |  ===========   ===========
                                                                                        |
Supplemental cash flow information:                                                     |
     Cash paid for interest                                  $    31,127   $     4,136  |  $    21,345   $    24,952
                                                             ===========   ===========  |  ===========   ===========
     Cash paid for Jr. subordinated PIK note interest        $         -   $    13,744  |  $         -   $         -
                                                             ===========   ===========  |  ===========   ===========
     Cash paid for bridge loan commitment fee                $         -   $     3,500  |  $         -   $         -
                                                             ===========   ===========  |  ===========   ===========
     Cash paid for senior subordinated notes tender premium  $         -   $    10,826  |  $         -   $         -
                                                             ===========   ===========  |  ===========   ===========
     Cash paid for income taxes                              $       468   $         -  |  $     1,489   $       426
                                                             ===========   ===========  |  ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- THE COMPANY

      The Company changed its name from Simmons Company to Simmons Bedding Company and its indirect parent, THL Bedding Holding Company, changed its name to Simmons Company effective July 14, 2004.

      The Company is one of the largest bedding manufacturers in the United States of America. The Company operates in two business segments, (1) wholesale bedding and (2) retail bedding. The wholesale bedding segment consists of (i) the manufacture, sale and distribution of premium branded bedding products to retail customers and institutional users of bedding products such as the hospitality industry; (ii) the manufacture and distribution of branded juvenile bedding and related soft good products; (iii) the licensing of intellectual property to domestic and international companies that manufacture and sell the Company's premium branded bedding products or products which complement the bedding products manufactured by the Company; and (iv) the sale of product returns, off-quality product and excess inventory through retail outlet stores to consumers. The retail bedding segment currently operates specialty sleep stores in Oregon and Washington that sell to consumers principally premium-branded bedding products. Prior to May 1, 2004, the retail bedding segment also operated specialty sleep stores in Southern California.

      The Company manufactures conventional mattresses, foundations, and sleep accessories through its wholly-owned subsidiaries, The Simmons Manufacturing Co., LLC and Simmons Caribbean Bedding, Inc. The Company manufactures crib mattresses and related sleep accessories through its wholly-owned subsidiary Simmons Juvenile Company, LLC. Simmons and its subsidiaries sell to a diverse nationwide base of approximately 3,600 retail customers, representing over 11,000 outlets, including furniture stores, specialty sleep shops, department stores, and rental stores.

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

      Additionally, the Company operated 18 retail outlet stores located throughout the United States of America through the Company's wholly-owned subsidiary, World of Sleep Outlets, LLC and 47 retail mattress stores operating as Sleep Country USA located in Oregon and Washington through the Company's indirect subsidiary, Sleep Country USA, Inc. ("Sleep Country"), as of December 25, 2004.

THE ACQUISITION

      In December 2003, THL Bedding Company, a wholly-owned subsidiary of THL Bedding Holding Company (now known as Simmons Company) and an affiliate of Thomas H. Lee Partners, L.P., acquired Simmons Holdings, Inc. for approximately $1.115 billion, including related acquisition costs (the "Acquisition"). Concurrently with the closing of this transaction on December 19, 2003, each of THL Bedding Company and the operating company of Simmons Holdings, Inc., then named Simmons Company ("Predecessor Company") merged with and into Simmons Holdings, Inc. with Simmons Holdings, Inc. continuing as the surviving corporation (now known as Simmons Bedding Company).

      Thomas H. Lee Partners, L.P. is a leading private equity firm focused on identifying and acquiring substantial ownership stakes in mid- to large-cap growth companies. Following the Acquisition, the Company continues to be a leading manufacturer and distributor of branded bedding products in the United States. The purchase price for the Company was impacted by the following factors:

      - The Company's leading U.S. market position in the bedding industry, particularly in the premium segments;

      -     The Company's portfolio of brands;

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

      -     The Company's ability to innovate and introduce new products;

      -     The Company's superior manufacturing platform;

      -     The Company's historical and projected earnings; and

      -     The Company's management team and corporate culture.

      The financing for the Acquisition (including the refinancing of outstanding debt) was provided by (i) borrowings under a new $480.0 million senior secured credit facility, consisting of a $405.0 million term loan facility and a $75.0 million revolving credit facility, which refinanced the Company's existing senior and subordinated loans; (ii) borrowings under a new $140.0 million senior unsecured term loan facility; (iii) issuance of $200.0 million senior subordinated notes; and (iv) $387.8 million of capital provided by Thomas H. Lee Equity Fund V, L.P. and its affiliates (collectively "THL"), affiliates of Fenway Partners, Inc. ("Fenway") and management and directors of the Company.

      As a result of the Acquisition, THL, Fenway and management, including directors, currently holds 71.8%, 8.5% and 19.7%, respectively, of Simmons Company's voting stock, after giving effect to restricted stock issued to management and directors under Simmons Company's Equity Incentive Plan.

      In connection with the Acquisition, certain members of management deferred $19.8 million of their proceeds from the Acquisition into a deferred compensation plan of Simmons Company. The deferred proceeds were deemed invested in Class A common stock of Simmons Company ("Deemed Shares"). As further described in Note K to the consolidated financial statements, this deferred compensation plan was terminated on June 3, 2004 by Simmons Company issuing Class A common stock to the participants of the deferred compensation plan. Prior to the termination of the deferred compensation plan, the plan was recorded as a liability and was marked to market based upon a quarterly valuation of the Simmons Company's common stock and appreciation of the stock was recorded as a non-cash stock compensation expense by the Company.

      The Acquisition was accounted for as a purchase as prescribed by Statement of Financial Accounting Standards No. 141, Business Combinations, in accordance with Emerging Issues Task Force ("EITF") No. 88-16, Basis in Leveraged Buyout Transactions. This guidance requires the continuing residual interest retained by the continuing management investors to be reflected at its predecessor basis. In accordance with EITF Issue No. 90-12, Allocating Basis to Individual Assets and Liabilities for Transactions within the Scope of Issue No. 88-16, a step-up of assets and liabilities to fair value was recorded in purchase accounting for the remaining interest in the Company acquired by THL and Fenway. The amount of carryover basis determined was reflected as a deemed dividend of $148.1 million in the opening consolidated balance sheet.

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

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

      As a result, identifiable intangible assets were adjusted to reflect the final valuation, which resulted in an increase in intangible assets of $370.7 million and an increase in the deemed dividend to reflect additional carryover basis in the intangible assets of $47.7 million. Additionally, a deferred tax liability of $141.4 million was recorded on the additional step-up of the identifiable intangible assets. Following is a summary of the tentative and final allocation of the estimated fair values of the assets acquired and liabilities assumed as of the date of the Acquisition (in thousands):

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
                                  ===========     ===========

      Definite-lived intangible asset classes were assigned the following amounts and have the following weighted average amortization period (dollars in thousands):

                                                 WEIGHTED
                                                 AVERAGE    ALLOCATED
                                                   LIFE      AMOUNT
                                                 --------   ---------
Patented and unpatented technology                  25      $  32,585
Contractual and non-contractual customer base       23         67,956
Non-compete agreements                               3          1,832
                                                            ---------
                                                            $ 102,373
                                                            =========

      Trademarks, which are considered indefinite-lived intangible assets, were assigned a value of $427.9 million.

      There were no pre-acquisition contingencies related to the Acquisition. Since the Acquisition was accounted for as a stock purchase, the respective tax bases of the assets and liabilities were not changed. Goodwill was assigned to the wholesale and retail segments in the amounts of $475.7 million and $17.0 million, respectively.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE B -- PRINCIPAL ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements of the Company include the accounts of Simmons and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      USE OF ESTIMATES AND RECLASSIFICATIONS

      The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Such financial statements include estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Actual results could differ from those estimates.

      Certain amounts in the 2003 and 2002 consolidated financial statements and related footnotes have been reclassified to conform with the current year presentation.

      FISCAL YEAR

      The Company operates on a 52/53 week, fiscal year ending on the last Saturday in December. GAAP does not permit the combining of the Successor '03 and Predecessor '03. The Successor '03 is one week and a day and the Predecessor '03 is 50 weeks and 6 days. Fiscal years 2004 and 2002 comprised 52 weeks.

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

      ACCOUNTS RECEIVABLE

      Accounts receivable consists of trade receivables and miscellaneous receivables recorded net of allowances for doubtful receivables, discounts and returns. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company evaluates the adequacy of the allowance on a periodic basis. The evaluation includes historical loss experience, the aging of the receivable balances, adverse situations that may affect the customer's ability to pay the receivable, and prevailing economic conditions. If the evaluation of the reserve requirements differs from the actual aggregate allowance, adjustments are made to the allowance. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available.

      INVENTORIES

      Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The cost of inventories includes raw materials, direct labor and manufacturing overhead costs. The Company provides inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. The Company allocates certain general and administrative costs to inventory. The Company incurred $34.0 million, not material, $32.6 million, and $34.2 million of such general & administrative costs in 2004, Successor '03, Predecessor '03 and 2002, respectively. The Company had $1.0 million and $1.2 million of general and administrative costs remaining in inventory as of December 25, 2004 and December 27, 2003, respectively.

      CUSTOMER SUPPLY AGREEMENTS

      The Company's wholesale segment from time to time enters into long-term customer supply agreements with its customers. Any initial cash outlay by the Company is capitalized and amortized as a reduction to revenue over the life of the contract and is ratably recoverable upon contract termination. Such capitalized amounts are included in

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

other assets in the Company's consolidated balance sheets. Amortization expense related to these contracts was $8.2 million, $0.2 million, $8.4 million and $4.6 million in 2004, Successor '03, Predecessor '03 and 2002, respectively.

      PROPERTY, PLANT AND EQUIPMENT

      The Acquisition resulted in a new basis for financial statement purposes in the value of the Company's property, plant and equipment. Accordingly, property, plant and equipment were adjusted to their estimated fair value and useful lives. Depreciation expense is determined principally using the straight-line method over the estimated useful lives for financial reporting and accelerated methods for income tax purposes. Expenditures that substantially increase asset values or extend useful lives are capitalized. Expenditures for maintenance and repairs are expensed as incurred. When property items are retired or otherwise disposed of, amounts applicable to such items are removed from the related asset and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income. Useful lives are generally as follows:

Buildings and improvements    10 - 45 years
Leasehold improvements         2 - 12 years
Machinery and equipment        2 - 15 years

      INTANGIBLE ASSETS

      Definite-lived intangible assets are amortized using the straight-line method, which the Company believes is most appropriate, over their estimated period of benefit, ranging from three to twenty-five years. Indefinite-lived intangible assets, such as trademarks, are not amortized.

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

      The Company evaluates indefinite-lived intangible assets for impairment at least annually or whenever events or circumstances indicate their carrying value might be impaired. In performing this assessment, management considers operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. The carrying value of an indefinite-lived intangible asset is considered impaired when its carrying value exceeds its fair market value. In such an event, an impairment loss is recognized equal to the amount of that excess. Fair value is determined primarily by using either the projected cash flows discounted at a rate commensurate with the risk involved or an appraisal. The determination of fair value involves numerous assumptions by management, including expectations on possible variations in the amounts of timing of cash flows, the risk-free interest rate, and other factors considered in managements projected future operating results. The Company reviews the useful lives of indefinite-lived intangible assets every reporting period.

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

      As discussed in Note G to the consolidated financial statements, the Company recognized an impairment charge related to its retail segment in 2002 of $20.3 million.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

      DEBT ISSUANCE COSTS

      The Company capitalizes costs associated with the issuance of debt and amortizes the cost as additional interest expense over the lives of the debt using the effective interest rate method. Amortization expense of $2.0 million, $0.1 million, $2.4 million and $4.3 million in 2004, Successor '03, Predecessor '03 and 2002, respectively, is included as a non-cash component of interest expense in the accompanying Consolidated Statements of Operations. In addition, the Company recognized a loss related to the early extinguishment of debt in connection with the Acquisition of $7.1 million in Predecessor '03. The loss is included as a non-cash component of interest expense in the accompanying Consolidated Statement of Operations.

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

      The Company's retail segment recognizes revenue when title and risk of ownership passes, which is upon delivery of the products to consumers. The Company's retail segment allows consumers to exchange products within 60 days of purchase. Historically, those returns have not been material and, accordingly, no reserves for retail sales returns have been included in the accompanying Consolidated Statements of Operations.

      REBATES

      The Company's wholesale segment provides volume rebates to certain customers for the achievement of various purchase volume levels. The Company recognizes a liability for the rebate at the point of revenue recognition for the underlying revenue transactions that result in progress by the customer towards earning the rebate. Measurement of the liability is based on the estimated number of customers that will ultimately earn and claim the rebates or refunds under the offer. Rebates were $18.9 million, $0.1 million, $15.7 million and $10.4 million in 2004, Successor '03, Predecessor '03 and 2002, respectively, and are included as a reduction of sales in the accompanying Consolidated Statements of Operations.

      PRODUCT DELIVERY COSTS

      The Company's wholesale segment incurred $44.9 million, $0.4 million, $35.9 million and $31.4 million in shipping and handling costs associated with the delivery of finished mattress products to its customers in 2004, Successor '03, Predecessor '03 and 2002, respectively. These costs are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

      Product delivery costs for our retail segment are billed to the consumers and included as a component of net sales. The Company's retail segment incurred $6.0 million, $0.1 million, $5.1 million and $4.6 million in shipping and handling costs associated with the delivery of finished mattress products to its consumers in 2004, Successor '03, Predecessor '03, and 2002, respectively. These costs are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

      STOCK BASED EMPLOYEE COMPENSATION

      In connection with the Acquisition, the stock option plans of the Company were terminated. Prior to the Acquisition, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB No. 25), to account for its previous employee stock option plans. Under this method, compensation expense was recorded over the service period based upon the intrinsic value of the options as they were earned by the employees. SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company adopted the disclosure-only provisions and continued to apply the intrinsic value-based method of accounting as described above. The accounting for awards of stock-based compensation where an employee can compel the entity to settle the award by transferring cash or other assets to employees rather than by issuing equity instruments is substantially the same under SFAS 123 and APB 25. Accordingly, SFAS 123 pro-forma disclosures are not presented.

      In connection with the Acquisition, Simmons Company adopted the Incentive Plan to provide restricted stock awards to employees, directors and consultants of Simmons Bedding Company. Restricted shares of Class B common stock representing up to fifteen percent (15%) of the capital stock of Simmons Company (on a fully diluted basis) may be issued pursuant to awards under the Incentive Plan. Awards of restricted stock are made pursuant to restricted stock agreements and are subject to vesting and other restrictions as determined by the board of directors. Among other things, the restricted stock agreements provide, under certain conditions, for acceleration in vesting of the stock upon a change in control and all restricted stock vests on the eighth anniversary of the issuance of the restricted stock. Upon issuance of restricted stock awards, compensation cost is measured as the excess of the fair market value of the award over the purchase price. The entire amount of compensation cost is recorded as deferred compensation and amortized by a charge to non-cash variable stock compensation expense over the period from the date the shares are awarded to the date restrictions are expected to lapse. In making this determination, the Company continually reevaluates whether attainment of the performance goals that would accelerate the lapsing of the restrictions is considered probable.

      FOREIGN CURRENCY

      Subsidiaries located outside the United States of America generally use the local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to accumulated other comprehensive income (loss), a separate component of stockholders' equity (deficit).

      PRODUCT DEVELOPMENT COSTS

      Costs associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to approximately $3.7 million, $0.1 million, $3.0 million and $2.0 million for 2004, Successor '03, Predecessor '03 and 2002.

      ADVERTISING COSTS

      The Company's wholesale segment records the cost of advertising, including co-op advertising, as an expense or a reduction of net sales when incurred or no later than when the advertisement appears or the event is run. Co-op advertising costs and promotional monies are recorded as a selling expense when the customer provides proof of advertising of the Company's products and the cost of the advertisement does not exceed the payments made to the customer. Co-op advertising costs and promotional monies are recorded as a reduction of sales whenever the costs do not meet the criteria for classification as a selling expense. Advertising costs which were recorded as a reduction of sales in the accompanying Consolidated Statements of Operations were $32.3 million, not material, $21.9 million and $34.8 million in 2004, Successor '03, Predecessor '03 and 2002, respectively. Advertising costs which were recorded as a selling, general and administrative expenses in the accompanying Consolidated Statements of

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Operations were $72.9 million, $0.6 million, $73.7 million and $49.3 million, respectively in 2004, Successor '03, Predecessor '03 and 2002.

      The Company's retail segment records advertising costs, including promotional materials, and media production costs to expense as incurred. Costs for placement of advertisements and airtime are charged to expense once printed or broadcast. Retail segment advertising expense, net of co-op advertising receipts, aggregated $3.9 million, $0.1 million, $3.1 million and $3.6 million in 2004, Successor '03, Predecessor '03 and 2002, respectively. Co-op advertising receipts are recognized when vendor product is purchased. Co-operative advertising receipts were $3.2 million, not material, $2.9 million and $2.6 million in 2004, Successor '03, Predecessor '03, and 2002, respectively.

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

      WARRANTIES

      The Company's wholesale segment warranty policy provides a 10-year non-prorated warranty service period on all first quality conventional bedding products. The Company's juvenile bedding products have warranty periods ranging from five years to a lifetime. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The following table presents a reconciliation of the Company's warranty liability for 2004, Successor '03, Predecessor '03 and 2002 (amounts in thousands):

                                  December 25,                |                  December 28,
                                      2004      Successor '03 | Predecessor '03      2002
                                  ------------  ------------- | ---------------  ------------
                                                              |
Balance at beginning of period      $ 3,803        $ 3,680    |     $ 3,434       $ 3,162
Additional warranties issued          5,093             16    |       3,850         3,009
Warranty settlements                 (4,750)           (27)   |      (3,580)       (2,984)
Revisions of estimate                  (446)           134    |         (24)          247
                                    -------        -------    |     -------       -------
Balance at end of period            $ 3,700        $ 3,803    |     $ 3,680       $ 3,434
                                    =======        =======    |     =======       =======

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

      DERIVATIVE INSTRUMENTS

      The Company accounts for derivative instruments, including derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether the derivative is designated as part of a hedging relationship and, if it is, depending on the type of the hedging relationship.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

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

      The Company's wholesale bedding segment manufactures and markets sleep products, including mattresses and foundations to retail establishments primarily in the U.S. The wholesale bedding segment performs periodic credit evaluations of its customers' financial condition and generally does not, in most cases, require collateral. Shipments to the wholesale bedding segment's five largest customers aggregated approximately 19%, 19% and 17% of total wholesale shipments for each of 2004, 2003 and 2002, respectively, and no single customer accounted for over 10% of the wholesale bedding segment's net sales in any of those years.

      Purchases of raw materials from one vendor represented approximately 23%, 21% and 21% of the wholesale bedding segment cost of products sold for 2004, 2003 and 2002 respectively. The wholesale bedding segment also primarily utilizes two third-party logistics providers which, in the aggregate, accounted for 75%, 74% and 66% of outbound wholesale shipments in 2004, 2003 and 2002, respectively.

      ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 ("SFAS 153"). This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions ("APB 29"), that was issued in 1973. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have an impact on the Company's consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency,

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

comparability, and credibility of financial statements. The Company is currently evaluating the potential effects of the adoption of SFAS 123R on its consolidated financial statements.


      In November 2004, the FASB issued SFAS No. 151, Inventory Costs - An amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the IASB. As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The adoption of this statement is not expected to have a significant impact on the Company's consolidated financial statements.

      In December 2004, the FASB issued two FASB Staff Positions ("FSP") that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. The result of this legislation could affect how companies report their deferred income tax balances and may require adjustments in the year ending December 31, 2004. The first FSP is FSP FAS 109-1 and the second is FSP FAS 109-2. In FSP FAS 109-1, the FASB concludes that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate reduction. FSP FAS 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109, Accounting for Income Taxes. However, a company must provide certain disclosures if it chooses to utilize the additional time granted by the FASB. The guidance in these FSPs is effective December 21, 2004. The Company is currently evaluating the potential effects of the American Jobs Creation Act of 2004 on the Company's consolidated financial statements.

NOTE C -- ACQUISITIONS

      On August 27, 2004, the Company's subsidiary, Simmons Juvenile Company, LLC ("Simmons Juvenile"), acquired certain assets and liabilities of the crib mattress and related soft goods business of Simmons Juvenile Products Company, Inc. ("Simmons Juvenile, Inc."), a then-current licensee of the Company, for $19.7 million in cash, including transaction costs. Additional contingent consideration, not to exceed $4.4 million, will be paid by the Company based upon Simmons Juvenile's future operating performance. The purchase price allocation will be adjusted within the year subsequent to the acquisition should the contingent consideration be paid.

      Simmons Juvenile manufactures and sells Simmons branded crib mattresses and related soft goods to the U.S. infant market. The acquisition of certain assets of Simmons Juvenile, Inc. provides the Company access to sell products to the U.S. infant market. Simmons Juvenile has leased manufacturing and distribution operations in York, Pennsylvania; Oshkosh, Wisconsin and Ontario, California. The leases for these facilities expire in 2005 and 2006.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

      The Company recorded the acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values. Following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Current assets                      $  3,665
Property, plant and equipment             23
Goodwill                                 697
Intangibles                           18,000
                                    --------
     Total assets acquired            22,385
                                    --------
Current liabilities                   (2,476)
Non-current liabilities                 (224)
                                    --------
     Total liabilities assumed        (2,700)
                                    --------
     Purchase price                 $ 19,685
                                    ========

      The intangible assets acquired include non-contractual customer contracts of $8.8 million and trademarks of $9.2 million. The non-contractual customer contracts have a weighted average life of eleven years. The trademarks have an indefinite-life. The goodwill was assigned to the wholesale segment. The tax-deductive goodwill was $2.9 million and is expected to be deductible for tax purposes over 15 years. There were no pre-acquisition contingencies related to the acquisition of certain assets of Simmons Juvenile, Inc.

      The results of operations for Simmons Juvenile from August 27, 2004 through December 25, 2004 are included in the Company's results of operations for the year ended December 25, 2004. This acquisition is not considered significant to the Company's balance sheet and statement of operations, therefore pro forma information has not been presented.

      On February 28, 2003, the Company acquired the stock of Sleep Country from Fenway for approximately $33.2 million, including the additional contingent consideration resulting from the Acquisition. The Company accounted for this acquisition as a transfer of assets within a group under common control since the Company and Sleep Country were controlled by Fenway at the time of the acquisition. Under this accounting methodology, the Company and Sleep Country are combined in a manner similar to the pooling of interests method for accounting and financial reporting purposes for the periods in which both entities were controlled by Fenway (from March 1, 2000).

NOTE D -- SALE OF GALLERY CORP

      The Company sold its Gallery Corp. ("Mattress Gallery") retail operations in a stock transaction on May 1, 2004 to Pacific Coast Mattress, Inc. ("PCM") for cash proceeds of $6.3 million plus the cancellation of all intercompany debts with the exception of current trade payables owed by Mattress Gallery to the Company. The cancellation of intercompany debts was recorded as a capital contribution to Mattress Gallery. No gain or loss was recorded on the sale since Mattress Gallery was recorded at fair value in connection with the Acquisition (see Note A to the consolidated financial statements for further explanation). Following the sale, the Company continues to guarantee approximately $2.1 million of Mattress Gallery's obligations under certain store and warehouse leases that expire over various periods through 2010. In connection with the sale, the Company entered into a five-year supply agreement with PCM.

      In accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reflected assets and liabilities for Mattress Gallery as held for sale in the December 27, 2003 consolidated balance sheet. The components of the assets and liabilities held for sale as of December 27, 2003 were as follows (amounts in thousands):

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

                           ASSETS HELD FOR SALE
Accounts receivable, net                                        $1,522
Inventories                                                      4,996
Other current assets                                               221
Property, plant and equipment, net                               1,057
Other assets                                                       768
                                                                ------
     Total assets held for sale                                 $8,564
                                                                ======
                         LIABILITIES HELD FOR SALE

Accounts payable                                                $  503
Other current liabilities                                        1,207
Other long-term liabilities                                        354
                                                                ------
     Total liabilities held for sale                            $2,064
                                                                ======


      The Company did not reflect the results of operations for Mattress Gallery as discontinued operations since the Company will have an ongoing interest in the cash flows of the operations through a long-term supply agreement. For the four months ended May 1, 2004, Mattress Gallery's net sales and net loss were $12.9 million and $(3.3) million, respectively. For the period from December 20, 2003 to December 27, 2003, Mattress Gallery's net sales and net loss were $0.9 million and $(0.2) million, respectively. For the period from December 29, 2002 to December 19, 2003, Mattress Gallery's net sales and net loss were $39.1 million and $(1.1) million, respectively.

NOTE E -- INVENTORIES

      Inventories consisted of the following as of December 25, 2004 and December 27, 2003 (amounts in thousands):

                                       2004        2003
                                     -------      -------
Raw materials                        $18,135      $13,005
Work-in-progress                       1,236        1,099
Finished goods                         9,934       12,476
Inventory held at retail stores        3,995        4,775
                                     -------      -------
                                     $33,300      $31,355
                                     =======      =======

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE F -- PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consisted of the following as of December 25, 2004 and December 27, 2003 (amounts in thousands):

                                       2004           2003
                                     --------       --------
Land, building and improvements      $ 22,675       $ 13,885
Leasehold improvements                  8,279          4,322
Machinery and equipment                39,760         31,383
Construction in progress                1,062          3,799
                                     --------       --------
                                       71,776         53,389
Less accumulated depreciation          (8,934)          (161)
                                     --------       --------
                                     $ 62,842       $ 53,228
                                     ========       ========

      Depreciation expense for 2004, Successor '03, Predecessor '03 and 2002 was $9.9 million, $0.2 million, $13.3 million and $13.7 million.

NOTE G -- GOODWILL AND OTHER INTANGIBLE ASSETS

      Intangible assets consisted of the following as of December 25, 2004 and December 27, 2003 (dollars in thousands):

                                                      2004                          2003
                               WEIGHTED  ----------------------------  ----------------------------
                               AVERAGE   GROSS CARRYING  ACCUMULATED   GROSS CARRYING  ACCUMULATED
                                 LIFE        AMOUNT      AMORTIZATION      AMOUNT      AMORTIZATION
                               --------  --------------  ------------  --------------  ------------
Definite-lived intangible
     assets:
     Patents                      25       $   32,585      $(1,339)       $29,994         $ (66)
     Customer contracts           23           76,756       (3,278)        20,078           (40)
     Licenses                      -                -            -         15,370           (56)
     Contract sales                -                -            -          8,823           (48)
     Employment contracts          -                -            -          3,367           (25)
     Equipment leases              -                -            -            660           (14)
     Software                      -                -            -          2,249           (25)
     Non-compete agreements        3            1,832         (628)         2,838           (32)
                                           ----------      -------        -------         -----
                                           $  111,173      $(5,245)       $83,379         $(306)
                                           ==========      =======        =======         =====
Indefinite-lived intangible
     assets:
     Trademarks                            $  437,055                     $29,573
     Brands                                         -                      43,505
     Supplier lists                                 -                       2,567
     Domain names                                   -                         480
                                           ----------                     -------
                                           $  437,055                     $76,125
                                           ==========                     =======

      The Company finalized the valuation of intangible assets acquired in connection with the Acquisition during the second quarter of 2004. As of December 27, 2003, an allocation of the value of the intangible assets was made based upon a preliminary valuation. In the final valuation, the fair market value of the identifiable intangible assets was $597.3 million, whereas in the preliminary valuation the fair market value was $178.9 million. The difference in the valuation amounts was primarily attributable to the following differences in methodology and assumptions:

                   SIMMONS BEDDING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

      In connection with the Acquisition, goodwill was assigned to the wholesale and retail segments in the amount of $475.7 million and $17.0 million, respectively. During the second quarter of 2004, the Company sold a portion of its retail segment, Mattress Gallery. No gain or loss was recorded on the sale since Mattress Gallery was recorded at fair value in connection with the Acquisition. Goodwill for the retail segment decreased by $4.0 million as a result of the sale of Mattress Gallery.

      In connection with the acquisition of certain assets of Simmons Juvenile, Inc., the Company allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values. The intangible assets acquired included non-contractual customer base of $8.8 million, with a weighted average life of eleven years, and trademarks of $9.2 million, with an indefinite life. The goodwill of $0.7 million related to this acquisition was assigned to the wholesale segment.

      The aggregate amortization expense associated with the definite-lived intangible assets for the year ended December 25, 2004 was $4.9 million. The estimated amortization expense for definite-lived intangible assets for the next five years is as follows (amounts in thousands):

2005              $ 5,693
2006                5,669
2007                5,058
2008                5,058
2009                5,058

      In connection with the acquisition of Sleep Country in 2000, the Company recorded $40.5 million of goodwill. The goodwill represented the excess of the purchase price over the fair value of assets acquired and was being amortized on a straight line basis over a fifteen year period prior to the adoption of SFAS
142. In the fourth quarter of 2002, Sleep Country recognized a goodwill impairment of $20.3 million. The review of the goodwill for impairment was necessary due to the continued weakness in the retail economy and the failure of Sleep Country to reach the sales and profit levels included in its original impairment test as of January 1, 2002.

                   SIMMONS BEDDING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE H - ACCRUED LIABILITIES

      Accrued liabilities consisted of the following as of December 25, 2004 and December 27, 2003 (amounts in thousands):

                                               2004            2003
                                             --------       ---------
Accrued wages and benefits                   $ 17,008       $  20,230
Accrued advertising and incentives             29,775          21,612
Accrued interest                               11,296           1,238
Other accrued expenses                         10,898          10,868
                                             --------       ---------
                                             $ 68,977       $  53,948
                                             ========       =========

NOTE I - LONG-TERM DEBT

      Long-term debt consisted of the following at December 25, 2004 and December 27, 2003 (amounts in thousands):

                                                           DECEMBER 25,         DECEMBER 27,
                                                               2004                2003
                                                           ------------         -----------
Senior credit facility:
   Revolving loan                                            $       -           $   3,275
   Tranche B term loan                                               -             405,000
   Tranche C term loan                                         396,600                   -
                                                             ---------           ---------
     Total senior credit facility                              396,600             408,275
Senior unsecured term loan                                     140,000             140,000
Industrial revenue bonds, 7.00%, due 2017                        9,700               9,700
Industrial revenue bonds, 4.01%, due 2016                        3,800               4,000
Banco santander loan, 4.34%, due 2013                            1,902               2,116
7.875% senior subordinated notes due 2014                      200,000             200,000
10.25% series B senior subordinated notes due 2009                   -               5,284
Other, including capital lease obligations                         137                 878
                                                             ---------           ---------
                                                               752,139             770,253
Less current portion                                            (4,124)             (9,512)
                                                             ---------           ---------
                                                             $ 748,015           $ 760,741
                                                             =========           =========

      In connection with the Acquisition on December 19, 2003, the Company entered into a senior credit facility, a senior unsecured term loan facility, and issued 7.875% senior subordinated notes, the aggregate proceeds of which repaid the outstanding amounts under the Predecessor Company's senior credit facility, notes payable to former shareholders, a junior subordinated payment-in-kind note, and a portion of the 10.25% senior subordinated notes.

      The senior credit facility provides for a $75.0 million revolving credit facility. The revolving credit facility will expire on the earlier of (a) December 19, 2009 or (b) such other date as the revolving credit commitments there under terminate in accordance with the terms of the senior credit facility. The senior credit facility also provided for a $405.0 million tranche B term loan facility. The Company prepaid $8.4 million of the tranche B term loan in 2004.

                   SIMMONS BEDDING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

      On August 27, 2004, the Company amended and restated the senior credit facility to, among other things:

- Refinance its then existing $396.6 million tranche B term loan with a tranche C term loan priced at LIBOR + 250 basis points, a 25 basis point decline from its existing borrowing rates;

- Amend its existing annual capital spending limitation from $20 million to $30 million; and

- Amend the limitation on indebtedness of Simmons Company, its indirect parent, to allow for the incurrence of permitted indebtedness up to a total leverage ratio, including debt of Simmons Company of 6.75:1.00, provided that the Company's leverage ratio is less than 5.50:1.00.

      As of December 25, 2004, the Company had availability to borrow $64.9 million under the revolving credit facility after giving effect to $10.1 million that was reserved for the Company's reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the revolving credit facility may be utilized to meet the Company's current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the revolving credit facility to fund distributions, acquisitions and capital expenditures. The Company incurs a commitment fee of 0.5% per annum on the unused portion of its revolving credit facility.

      The terms of the Company's senior credit facility require a mandatory prepayment of its tranche C term loan in April 2005 of $3.7 million based upon the Consolidated Excess Cash Flows (as defined in the senior credit facility) for the year ended December 25, 2004. Such prepayment of debt will result in the Company's next quarterly principal payment being in March 2006.

      The senior credit facility requires the Company to maintain certain financial ratios including cash interest coverage and total leverage ratios. The senior credit facility also contains covenants which, among other things, limit capital expenditures, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. As of December 25, 2004, the Company was in compliance with all of its financial covenants.

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

      The weighted average interest rates per annum in effect as of December 25, 2004 for the tranche C term loan and senior unsecured term loan were 3.97% and 5.125%, respectively.

      The use of interest rate risk management instruments, such as collars and swaps, is required under the terms of the senior credit facility. The Company is required to maintain protection against fluctuations in interest rates, and may do so through utilizing Eurodollar rate loans having twelve-month interest periods or through one or more interest rate agreements. The Company has developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. For $325.0 million of the tranche C term loan and the $140.0 million senior unsecured term loan, the Company has set the interest rate utilizing twelve-month Eurodollar rate loans which fixed the Eurodollar rate at 1.375% through January 26, 2005 for approximately 86% of floating rate debt outstanding as of December 25, 2004. On January 26, 2005, the Company set the interest rate for $155.0 million of the tranche C term loan and the $140.0 million senior unsecured term loan utilizing twelve-month Eurodollar rate loans which fixed the Eurodollar rate at 3.25% through January 26, 2006. Additionally, to further

                   SIMMONS BEDDING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

address interest rate risk, the Company has an interest rate cap agreement for a notional amount of $170.0 million, which capped the Eurodollar rate, plus margin, at 5.0% for the period from January 26, 2005 through January 26, 2006.

      On April 12, 2004 the remaining 10.25% series B senior subordinated notes outstanding were repurchased at 105.125% of the principal amount thereof for a total payment of $5.3 million.

      On December 19, 2003 in connection with the Acquisition, the Company completed a financing, which consisted of the sale of $200.0 million of 7.875% senior subordinated notes due 2014 (the "Notes"). The Notes bear interest at the rate of 7.875% per annum, which is payable semi-annually in cash in arrears on January 15 and July 15. The Notes mature on January 15, 2014. The Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company.

      At any time prior to January 17, 2007, the Company may redeem up to 40% of the aggregate principal amount of the Notes at a price of 107.875% in connection with an Equity Offering, as defined. With the exception of an Equity Offering, the Notes are redeemable at the option of the Company beginning January 15, 2009 at prices decreasing from 103.938% of the principal amount thereof to par on January 15, 2012 and thereafter. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Notes.

      The indenture for the Notes requires the Company and its subsidiaries to comply with certain restrictive covenants, including a restriction on dividends and limitations on the incurrence of indebtedness, certain payments and distributions, and sales of the Company's assets and stock.

      On December 15, 2004, the Company's indirect parent, Simmons Company completed a private placement of 10% senior discount notes due 2014 (the "Discount Notes") for approximately $269.0 million aggregate principal amount at maturity. The proceeds from the offering of $165.1 million were used to make a dividend distribution to class A shareholders of Simmons Company and to pay expenses related to the sale and distribution of the Discount Notes. No payments are due on the notes until June 15, 2010. Simmons Company's ability to make payments on the Discount Notes is dependent on the earnings and distribution of funds from the Company.

      The fair value of the Company's long-term debt is estimated based on the current rates offered for debt of similar terms and maturities. All long-term debt approximates fair value as of December 25, 2004.

      Future maturities of long-term debt as of December 25, 2004 are as follows (amounts in thousands):

2005                      $   4,124
2006                          2,889
2007                          4,488
2008                          4,463
2009                          4,463
Thereafter                  731,712
                          ---------
                          $ 752,139
                          =========

      The Notes are fully and unconditionally guaranteed, on a joint and several basis, and on an unsecured, senior subordinated basis by all the Company's active domestic subsidiaries. All the subsidiary guarantors are 100% owned by the Company. The following Supplemental Consolidating Condensed Financial Statements provide additional guarantor/non-guarantor information.

                   SIMMONS BEDDING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 25, 2004
                                 (IN THOUSANDS)
                                   SUCCESSOR

                                           Issuer and Guarantors
                                        ---------------------------
                                          Simmons
                                          Bedding       Guarantor        Non-Guarantor
                                          Company      Subsidiaries      Subsidiaries      Eliminations    Consolidated
                                        ----------     ------------      -------------     ------------    ------------
Net sales                               $  (64,018)     $  920,717        $   13,194        $       -       $  869,893
Cost of products sold                        1,195         461,073             9,984                -          472,252
                                        ----------      ----------        ----------        ---------       ----------
  Gross profit                             (65,213)        459,644             3,210                -          397,641
                                        ----------      ----------        ----------        ---------       ----------
Operating expenses:
  Selling, general and administrative      202,193         113,879             2,046                -          318,118
  expenses
  Plant closure charges                          -           3,068                 -                -            3,068
  Amortization of intangibles                3,318           1,615                 -                -            4,933
  Intercompany fees                       (289,562)        288,488             1,074                -                -
  Transaction fees                             733               -                 -                -              733
  Licensing fees                            (1,036)         (7,989)             (597)               -           (9,622)
                                        ----------      ----------        ----------        ---------       ----------
                                           (84,354)        399,061             2,523                -          317,230
                                        ----------      ----------        ----------        ---------       ----------
    Operating income                        19,141          60,583               687                -           80,411
Interest expense, net                       42,903             795                60                -           43,758
Income from subsidiaries                    35,947               -                 -          (35,947)               -
                                        ----------      ----------        ----------        ---------       ----------
    Income before income taxes              12,185          59,788               627          (35,947)          36,653
Income tax expense (benefit)               (12,429)         24,286               182                -           12,039
                                        ----------      ----------        ----------        ---------       ----------
    Net income                          $   24,614       $  35,502        $      445        $ (35,947)      $   24,614
                                        ==========      ==========        ==========        =========       ==========

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
         FOR THE PERIOD FROM DECEMBER 20, 2003 THROUGH DECEMBER 27, 2003
                                 (IN THOUSANDS)
                                   SUCCESSOR

                                           Issuer and Guarantors
                                        ---------------------------
                                          Simmons
                                          Bedding       Guarantor        Non-Guarantor
                                          Company      Subsidiaries      Subsidiaries      Eliminations    Consolidated
                                        ----------     ------------      -------------     ------------    ------------
Net sales                               $   (1,363)     $    9,946         $     134          $     -       $   8,717
Cost of products sold                           26           7,472                98                -           7,596
                                        ----------      ----------         ---------          -------       ---------
  Gross profit                              (1,389)          2,474                36                -           1,121
                                        ----------      ----------         ---------          -------       ---------
Operating expenses:
  Selling, general and administrative
  expenses                                   2,262           2,090                90                -           4,442
  Plant closure charges                          -               -                 -                -               -
  Amortization of intangibles                  305               6                 -                -             311
  Intercompany fees                            126            (134)                8                -               -
  Licensing fees                                 -            (276)                -                -            (276)
                                        ----------      ----------         ---------          -------       ---------
                                             2,693           1,686                98                -           4,477
                                        ----------      ----------         ---------          -------       ---------
    Operating income (loss)                 (4,082)            788               (62)               -          (3,356)
Interest expense (income), net               4,537             123                 1                -           4,661
Income from subsidiaries                       246               -                 -             (246)              -
                                        ----------      ----------         ---------          -------       ---------
    Income (loss) before income taxes       (8,373)            665               (63)            (246)         (8,017)
Income tax expense (benefit)                (1,183)            355                 1                -            (827)
                                        ----------      ----------         ---------          -------       ---------
    Net income (loss)                   $   (7,190)     $      310         $     (64)         $  (246)      $  (7,190)
                                        ==========      ==========         =========          =======       =========

                   SIMMONS BEDDING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
         FOR THE PERIOD FROM DECEMBER 29, 2002 THROUGH DECEMBER 19, 2003
                                 (IN THOUSANDS)
                                  PREDECESSOR

                                           Issuer and Guarantors
                                        ---------------------------
                                          Simmons
                                          Bedding       Guarantor        Non-Guarantor
                                          Company      Subsidiaries      Subsidiaries      Eliminations    Consolidated
                                        ----------     ------------      -------------     ------------    ------------
Net sales                               $  (46,100)     $  832,212         $  11,504          $      -      $   797,616
Cost of products sold                        1,116         400,774             8,191                 -          410,081
                                        ----------      ----------         ---------          --------      -----------
  Gross profit                             (47,216)        431,438             3,313                 -          387,535
                                        ----------      ----------         ---------          --------      -----------
Operating expenses:
  Selling, general and administrative
  expenses                                 257,517         113,269             2,254                 -          373,040
  Plant closure charges                          -             306                 -                 -              306
  Amortization of intangibles                    -               -                 -                 -                -
  Transaction expenses                      22,399               -                 -                 -           22,399
  Intercompany fees                       (255,065)        254,101               964                 -                -
  Licensing fees                            (1,007)         (8,649)             (705)                -          (10,361)
                                        ----------      ----------         ---------          --------      -----------
                                            23,844         359,027             2,513                 -          385,384
                                        ----------      ----------         ---------          --------      -----------
    Operating income (loss)                (71,060)         72,411               800                 -            2,151
Interest expense (income), net              44,003           1,079                10                 -           45,092
Income from subsidiaries                    47,142               -                 -           (47,142)               -
                                        ----------      ----------         ---------          --------      -----------
    Income (loss) before income taxes      (67,921)         71,332               790           (47,142)         (42,941)
Income tax expense (benefit)               (33,825)         24,734               246                 -           (8,845)
                                        ----------      ----------         ---------          --------      -----------
    Net income (loss)                   $  (34,096)     $   46,598         $     544          $(47,142)     $  (34,096)
                                        ==========      ==========         =========          ========      ===========

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 29, 2002
                                 (IN THOUSANDS)
                                  PREDECESSOR

                                           Issuer and Guarantors
                                        ---------------------------
                                          Simmons
                                          Bedding       Guarantor        Non-Guarantor
                                          Company      Subsidiaries      Subsidiaries      Eliminations    Consolidated
                                        ----------     ------------      -------------     ------------    ------------
Net sales                               $  (48,065)     $  743,047         $  13,613         $      -       $  708,595
Cost of products sold                          492         360,019             9,106                -          369,617
                                        ----------      ----------         ---------         --------       ----------
   Gross profit                            (48,557)        383,028             4,507                -          338,978
                                        ----------      ----------         ---------         --------       ----------
Operating expenses:
   Selling, general and administrative
   expenses                                184,262          97,289             2,613                -          284,164
   Goodwill impairment                           -          20,285                 -                -           20,285
   Amortization of intangibles                   -             981               265                -            1,246
   Intercompany fees                      (260,419)        259,321             1,098                -                -
   Licensing fees                             (874)         (7,633)             (495)               -           (9,002)
                                        ----------      ----------         ---------         --------       ----------
                                           (77,031)        370,243             3,481                -          296,693
                                        ----------      ----------         ---------         --------       ----------
     Operating income                       28,474          12,785             1,026                -           42,285
Interest expense, net                       29,142           2,827                31                -           32,000
Income from subsidiaries                    (1,024)              -                 -            1,024                -
                                        ----------      ----------         ---------         --------       ----------
     Income (loss) before income
     taxes                                  (1,692)          9,958               995            1,024           10,285
Income tax expense (benefit)                (1,081)         12,569               517                -           12,005
                                        ----------      ----------         ---------         --------       ----------
     Income (loss) before minority
     interest                                 (611)         (2,611)              478            1,024           (1,720)
Minority interest in loss                        -          (1,109)                -                -           (1,109)
                                        ----------      ----------         ---------         --------       ----------
     Net income (loss)                  $     (611)     $   (1,502)        $     478         $  1,024       $     (611)
                                        ==========      ==========         =========         ========       ==========

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

               SUPPLEMENTAL CONSOLIDATED CONDENSED BALANCE SHEET
                            AS OF DECEMBER 25, 2004
                                 (IN THOUSANDS)

                                           Issuer and Guarantors
                                        ---------------------------
                                          Simmons
                                          Bedding       Guarantor        Non-Guarantor
                                          Company      Subsidiaries      Subsidiaries      Eliminations    Consolidated
                                        ----------     ------------      -------------     ------------    ------------
               ASSETS
Current assets:
  Cash and cash equivalents             $   15,923      $    7,333         $     598         $       -      $   23,854
  Accounts receivable                            -          82,936             2,497                 -          85,433
  Inventories                                    -          32,622               678                 -          33,300
  Other                                     10,426          11,646               577                 -          22,649
                                        ----------     -----------         ---------         ---------      ----------
    Total current assets                    26,349         134,537             4,350                 -         165,236
                                        ----------     -----------         ---------         ---------      ----------
Property, plant and equipment, net          11,276          46,370             5,196                            62,842
Goodwill and other intangibles, net         69,284         962,320                65                         1,031,669
Other assets                                20,165          21,015               807                            41,987
Net investment in and advances to
  (from) subsidiaries                      910,119        (509,727)            1,677          (402,069)              -
                                        ----------     -----------         ---------         ---------      ----------
                                        $1,037,193     $   654,515         $  12,095         $(402,069)     $1,301,734
                                        ==========     ===========         =========         =========      ==========
LIABILITIES AND STOCKHOLDER'S
EQUITY
Current liabilities:
  Current maturities of long-term debt       3,655             240               229                             4,124
  Accounts payable and accrued
  liabilities                               48,409          72,352             2,596                           123,357
                                        ----------     -----------         ---------         ---------      ----------
    Total current liabilities               52,064          72,592             2,825                 -         127,481
                                        ----------     -----------         ---------         ---------      ----------
Long-term debt                             732,945          13,381             1,689                           748,015
Deferred income taxes                      (14,353)        168,663               465                           154,775
Other non-current liabilities                5,930           4,526               400                            10,856
Net due to (from) subsidiaries                   -         366,122                 -          (366,122)              -
                                        ----------     -----------         ---------         ---------      ----------
    Total liabilities                      776,586         625,284             5,379          (366,122)      1,041,127
                                        ----------     -----------         ---------         ---------      ----------
Stockholder's equity                       260,607          29,231             6,716           (35,947)        260,607
                                        ----------     -----------         ---------         ---------      ----------
                                        $1,037,193     $   654,515         $  12,095         $(402,069)     $1,301,734
                                        ==========     ===========         =========         =========      ==========

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

               SUPPLEMENTAL CONSOLIDATED CONDENSED BALANCE SHEET
                             AS OF DECEMBER 27, 2003
                                 (IN THOUSANDS)

                                           Issuer and Guarantors
                                        ---------------------------
                                          Simmons
                                          Bedding       Guarantor        Non-Guarantor
                                          Company      Subsidiaries      Subsidiaries      Eliminations    Consolidated
                                        ----------     ------------      -------------     ------------    ------------
               ASSETS
Current assets:
  Cash and cash equivalents             $      615      $      667         $   2,388         $       -      $    3,670
  Accounts receivable                          784          62,934             2,150                 -          65,868
  Inventories                                    -          30,495               860                 -          31,355
  Other                                      9,898          20,795             1,460                 -          32,153
                                        ----------      ----------         ---------         ---------      ----------
    Total current assets                    11,297         114,891             6,858                 -         133,046
                                        ----------      ----------         ---------         ---------      ----------
Property, plant and equipment, net           9,500          39,353             4,375                 -          53,228
Goodwill and other intangibles, net        926,090          25,338                 -                 -         951,428
Other assets                                22,722          22,695                 -                 -          45,417
Net investment in and advances to
  (from) subsidiaries                      164,895          54,868                 -          (219,763)              -
                                        ----------      ----------         ---------         ---------      ----------
                                        $1,134,504      $  257,145         $  11,233         $(219,763)     $1,183,119
                                        ==========      ==========         =========         =========      ==========
LIABILITIES AND STOCKHOLDER'S
EQUITY
Current liabilities:
  Current maturities of long-term debt  $    8,322      $      958         $     232         $       -      $    9,512
  Accounts payable and accrued
  liabilities                               12,428          79,535             4,005                 -          95,968
                                        ----------      ----------         ---------         ---------      ----------
    Total current liabilities               20,750          80,493             4,237                 -         105,480
                                        ----------      ----------         ---------         ---------      ----------
Long-term debt                             745,238          13,575             1,928                 -         760,741
Deferred income taxes                       24,545          (1,222)              396                 -          23,719
Other non-current liabilities                9,532           2,955               415                 -          12,902
Net due to (from) subsidiaries              54,162               -               706           (54,868)              -
                                        ----------      ----------         ---------         ---------      ----------
    Total liabilities                      854,227          95,801             7,682           (54,868)        902,842
                                        ----------      ----------         ---------         ---------      ----------
Stockholder's equity                       280,277         161,344             3,551          (164,895)        280,277
                                        ----------      ----------         ---------         ---------      ----------
                                        $1,134,504      $  257,145         $  11,233         $(219,763)     $1,183,119
                                        ==========      ==========         =========         =========      ==========

                   SIMMONS BEDDING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 25, 2004
                                 (IN THOUSANDS)
                                   SUCCESSOR

                                                  Issuer and Guarantors
                                               ---------------------------
                                                 Simmons
                                                 Bedding       Guarantor        Non-Guarantor
                                                 Company      Subsidiaries      Subsidiaries      Eliminations    Consolidated
                                               ----------     ------------      -------------     ------------    ------------
Net cash provided by (used in)
   operating activities                        $  (14,875)     $   79,910        $     2,897        $     -        $   67,932
                                               ----------      ----------        -----------        -------        ----------
Cash flows from investing activities:
   Purchase of property, plant and
        equipment, net                             (2,775)        (14,350)            (1,081)             -           (18,206)
   Proceeds from sale of Mattress Gallery           6,327                                                 -             6,327
   Purchase of Simmons Juvenile Products          (19,685)                                                            (19,685)
   Other, net                                       2,844                                                 -             2,844
                                               ----------      ----------        -----------        -------        ----------
   Net cash used in investing
        activities                                (13,289)        (14,350)            (1,081)             -           (28,720)
                                               ----------      ----------        -----------        -------        ----------
Cash flows from financing activities:
   Repayment of long-term obligations             (16,962)           (910)              (242)             -           (18,114)
   Receipt from (distribution to)
     subsidiaries                                  61,461         (57,984)            (3,477)             -                 -
   Debt issuance costs                             (1,027)                                                -            (1,027)
                                               ----------      ----------        -----------        -------        ----------
Net cash provided by (used in) financing
     activities                                    43,472         (58,894)            (3,719)             -           (19,141)
                                               ----------      ----------        -----------        -------        ----------
Net effect of exchange rate change                      -               -                113              -               113
Change in cash and cash equivalents                15,308           6,666             (1,790)             -            20,184
Cash and cash equivalents:
        Beginning of period                           615             667              2,388              -             3,670
                                               ----------      ----------        -----------        -------        ----------
        End of period                          $   15,923      $    7,333        $       598        $     -        $   23,854
                                               ==========      ==========        ===========        =======        ==========

                   SIMMONS BEDDING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE PERIOD FROM DECEMBER 20, 2003 THROUGH DECEMBER 27, 2003
                                 (IN THOUSANDS)
                                   SUCCESSOR

                                                  Issuer and Guarantors
                                               ---------------------------
                                                 Simmons
                                                 Bedding       Guarantor        Non-Guarantor
                                                 Company      Subsidiaries      Subsidiaries      Eliminations    Consolidated
                                               ----------     ------------      -------------     ------------    ------------
Net cash provided by (used in) operating
   activities                                  $   (4,624)     $     991           $   140           $     -      $    (3,493)
                                               ----------      ---------           -------           -------      -----------
Cash flows from investing activities:
   Payments to the sellers                       (697,883)             -                 -                           (697,883)
   Payments to option holder                      (73,545)             -                 -                 -          (73,545)
   Payment of acquisition costs                   (44,452)             -                 -                 -          (44,452)
                                               ----------      ---------           -------           -------      -----------
   Net cash used in investing
     activities                                  (815,880)             -                 -                 -         (815,880)
                                               ----------      ---------           -------           -------      -----------
Cash flows from financing activities:
   Borrowings on long-term obligations            525,020              -                 -                 -          525,020
   Equity transactions                            327,553              -                 -                 -          327,553
   Debt issuance costs                            (31,090)             -                 -                 -          (31,090)
                                               ----------      ---------           -------           -------      -----------
Net cash provided by financing activities         821,483              -                 -                 -          821,483
                                               ----------      ---------           -------           -------      -----------
Net effect of exchange rate change                      -              -                17                 -               17
Change in cash and cash equivalents                   979            991               157                 -            2,127
Cash and cash equivalents:
     Beginning of period                             (364)          (324)            2,231                 -            1,543
                                               ----------      ---------           -------           -------      -----------
     End of period                             $      615      $     667           $ 2,388           $     -      $     3,670
                                               ==========      =========           =======           =======      ===========

                   SIMMONS BEDDING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE PERIOD FROM DECEMBER 29, 2002 THROUGH DECEMBER 19, 2003
                                 (IN THOUSANDS)
                                  Predecessor

                                                  Issuer and Guarantors
                                               ---------------------------
                                                 Simmons
                                                 Bedding       Guarantor        Non-Guarantor
                                                 Company      Subsidiaries      Subsidiaries      Eliminations    Consolidated
                                               ----------     ------------      -------------     ------------    ------------
Net cash provided by operating
   activities                                  $   35,222      $   21,493          $ 3,314          $     -        $   60,029
                                               ----------      ----------          -------          -------        ----------
Cash flows from investing activities:
   Purchase of property, plant and
     equipment, net                                (4,657)         (4,057)             (39)                            (8,753)
   Purchase of intangible assets                        -          (1,720)               -                -            (1,720)
                                               ----------      ----------          -------          -------        ----------
   Net cash used in investing
     activities                                    (4,657)         (5,777)             (39)               -           (10,473)
                                               ----------      ----------          -------          -------        ----------
Cash flows from financing activities:
   Repayment of long-term obligations             (28,846)        (18,861)            (238)               -           (47,945)
   Equity transactions                             (4,399)              -           (2,984)               -            (7,383)
                                               ----------      ----------          -------          -------        ----------
Net cash used in financing activities             (33,245)        (18,861)          (3,222)               -           (55,328)
                                               ----------      ----------          -------          -------        ----------
Net effect of exchange rate change                      -               -              207                -               207
Change in cash and cash equivalents                (2,680)         (3,145)             260                -            (5,565)
Cash and cash equivalents:
     Beginning of period                            2,316           2,821            1,971                -             7,108
                                               ----------      ----------          -------          -------        ----------
     End of period                             $     (364)     $     (324)         $ 2,231          $     -        $    1,543
                                               ==========      ==========          =======          =======        ==========

                   SIMMONS BEDDING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 28, 2002
                                 (IN THOUSANDS)
                                  Predecessor

                                                  Issuer and Guarantors
                                               ---------------------------
                                                 Simmons
                                                 Bedding       Guarantor        Non-Guarantor
                                                 Company      Subsidiaries      Subsidiaries      Eliminations    Consolidated
                                               ----------     ------------      -------------     ------------    ------------
Net cash provided by operating
   activities                                  $   38,935      $   30,605         $   6,065         $     -        $   75,605
                                               ----------      ----------          --------         -------       -----------
Cash flows from investing activities:
   Purchase of property, plant and
     equipment, net                                (4,804)         (3,061)              (96)              -            (7,961)
   Other, net                                      (3,460)              -                 -               -            (3,460)
                                               ----------      ----------          --------         -------       -----------
   Net cash used in investing
     activities                                    (8,264)         (3,061)              (96)              -           (11,421)
                                               ----------      ----------          --------         -------       -----------
Cash flows from financing activities:
   Repayment of long-term obligations             (49,302)         (8,200)           (1,126)              -           (58,628)
   Proceeds from long-term debt                     1,123               -                 -               -             1,123
   Receipt from (distribution to)
    subsidiaries                                   23,332         (19,911)           (3,421)              -                 -
   Repurchase of common stock                      (2,246)                                -               -            (2,246)
   Payments of financing costs                       (570)              -                 -               -              (570)
                                               ----------      ----------          --------         -------       -----------
Net cash used in financing activities             (27,663)        (28,111)           (4,547)              -           (60,321)
                                               ----------      ----------          --------         -------       -----------
Net effect of exchange rate change                      -               -               (19)              -               (19)
Change in cash and cash equivalents                 3,008            (567)            1,403               -             3,844
Cash and cash equivalents:
     Beginning of period                             (692)          3,388               568               -             3,264
                                               ----------      ----------          --------         -------       -----------
     End of period                             $    2,316      $    2,821          $  1,971         $     -       $     7,108
                                               ==========      ==========          ========         =======       ===========

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE J -- LEASES AND OTHER COMMITMENTS

      The Company leases certain manufacturing facilities, retail locations and equipment under operating leases. The Company's commitments under capital leases are not material enough to necessitate separate disclosure. The Company's wholesale segment rent expense was $21.5 million, $0.5 million, $18.7 million and $17.8 million for 2004, Successor `03, Predecessor '03 and 2002, respectively. The Company's retail segment rent expense was $10.6 million, $0.4 million, $15.0 million and $10.6 million for 2004, Successor `03, Predecessor '03 and 2002, respectively.

      The following is a schedule of the future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 25, 2004 (amounts in thousands):

                                    Wholesale              Retail
                                     Segment              Segment
                                    ---------             -------
2005                                $ 15,406              $ 5,592
2006                                  12,538                4,908
2007                                   9,734                3,921
2008                                   6,851                3,038
2009                                   5,112                2,207
Thereafter                             7,606                2,515
                                    --------             --------
                                    $ 57,247             $ 22,181
                                    ========             ========

      The Company has the option to renew certain manufacturing facility leases, with the longest renewal period extending through 2014. Most of the operating leases provide for increased rent through increases in general price levels.

      The Company has guaranteed the payment of certain store and warehouse leases of Mattress Gallery. The leases expire over various periods through 2010. The aggregate amount of the unpaid lease payments as of December 25, 2004 was $2.1 million.

      The Company's wholesale segment has various purchase commitments with certain suppliers in which the Company is committed to purchase approximately $15 million of raw materials from these vendors in 2005. If the Company does not reach the committed level of purchases, various additional payments could be required to be paid to these suppliers or certain sales volume rebates could be lost.

NOTE K -- TERMINATION OF DEFERRED COMPENSATION PLAN

      In connection with the Acquisition, certain members of management deferred $19.8 million of their proceeds from the Acquisition into a deferred compensation plan of Simmons Company. The deferred proceeds were invested in Deemed Shares. The Deemed Shares had a put option that gave the holder the right for cash settlement under certain circumstances outside Simmons Company's control. Accordingly, the deferred compensation plan was recorded as a liability of Simmons Company and was marked to market based upon a quarterly valuation of the fair value of the common stock of Simmons Company. The changes in the market value of the liability were recorded as non-cash stock compensation expense of the Company. As of the date of termination, the Company had recorded a $3.3 million increase in the market value of the liability related to the Deemed Shares.

      Simmons Company terminated the deferred compensation plan on June 3, 2004 by issuing 197,998 shares of Class A common stock in exchange for Deemed Shares held by the participants in the deferred compensation plan. The issuance of the Class A common stock created additional paid in capital of $3.3 million resulting from the contribution of the deferred compensation liability of $3.3 million.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE L -- LICENSING

      The Company licenses internationally the Beautyrest(R) and Simmons(R) marks and many of its other trademarks, processes and patents generally on an exclusive long-term basis to third-party manufacturers which produce and distribute conventional bedding products within their designated territories. These licensing agreements allow the Company to reduce exposure to political and economic risks abroad by minimizing investments in those markets. The Company has seventeen foreign licensees and ten sub-licensees with operations in Argentina, Australia, Brazil, Canada, Chile, Colombia, Dominican Republic, El Salvador, England, France, Hong Kong, Israel, Italy, Jamaica, Japan, Korea, Mexico, Morocco, New Zealand, Oman, Panama, Singapore, South Africa, Sweden, Taiwan, and Venezuela. These foreign licensees have rights to sell Simmons-branded products in approximately 100 countries.

      Additionally, the Company has eleven domestic third-party licensees. Some of these licensees manufacture and distribute juvenile furniture and healthcare-related bedding and furniture, primarily on long-term or automatically renewable terms. Additionally, the Company has licensed the Simmons(R) mark and other trademarks, generally for limited terms, to manufacturers of upholstered furniture, airbeds, feather and down comforters, synthetic comforter sets, pillows, mattress pads, blankets, bed frames, metal beds, futons, and other related products.

      Licensing fees are recorded as earned, based upon the sales of licensed products by the Company's licensees. For 2004, Successor `03, Predecessor '03 and 2002 the Company's licensing agreements as a whole generated royalties and technology fees of approximately $9.6 million, $0.3 million, $10.4 million and $9.0 million, respectively.

NOTE M -- PLANT CLOSURE CHARGES

      During 2004, the Company settled obligations in connection with the closure of manufacturing facilities completed in 2003 and 2004. Activity with respect to these obligations is as follows (amounts in thousands):

                                                   Balance at                                               Balance at
                                                  December 28,                                             December 19,
                                                      2002             Adjustments       Spending              2003
                                                  ------------         -----------       ---------         ------------
Non-cancelable lease obligations and other
  facility closing costs                              $--               $  359,270       $(359,270)          $     --
Severance                                              --                  214,081              --            214,081
Other                                                  --                  763,155        (423,395)           339,760
                                                      ---               ----------       ---------           --------
    Total                                             $--               $1,336,506       $(782,665)          $553,841
                                                      ===               ==========       =========           ========

_______________________________________________________________________________________________________________________

                                                   Balance at                                               Balance at
                                                  December 19,                                             December 27,
                                                      2003             Adjustments       Spending              2003
                                                  ------------         -----------       ---------         ------------
Non-cancelable lease obligations and other
  facility closing costs                            $     --             $ 64,500        $      --           $ 64,500
Severance                                            214,081                   --          (26,827)           187,254
Other                                                339,760              384,485         (213,434)           510,811
                                                    --------             --------        ---------           --------
    Total                                           $553,841             $448,985        $(240,261)          $762,565
                                                    ========             ========        =========           ========

                                                   Balance at                                               Balance at
                                                  December 27,                                             December 25,
                                                      2003             Adjustments       Spending              2004
                                                  ------------         -----------       -----------       ------------
Non-cancelable lease obligations and other
  facility closing costs                            $ 64,500            $  345,313       $  (267,604)        $142,209
Severance                                            187,254               303,073          (490,327)              --
Other                                                510,811             2,505,021        (2,601,252)         414,580
                                                    --------            ----------       -----------         --------
    Total                                           $762,565            $3,153,407       $(3,359,183)        $556,789
                                                    ========            ==========       ===========         ========


      In September 2003, the Company announced its plans to optimize its manufacturing network by opening two new manufacturing facilities in Hazleton, Pennsylvania, and Waycross, Georgia and closing its manufacturing facility in Jacksonville, Florida in December 2003. Additionally, the Company relocated its manufacturing facility in Auburn, Washington to a new manufacturing facility in Sumner, Washington in November 2003. The Company incurred plant closure charges of approximately $0.4 million and $1.3 million in Successor '03 and Predecessor '03, respectively of severance, retention, rent, and transfer of equipment costs related to the closure of the Jacksonville manufacturing facility.

      In 2004, as part of the Company's manufacturing optimization strategy, the Company closed its Columbus, Ohio and Piscataway, New Jersey manufacturing facilities in April and December, respectively. The Company incurred plant closure charges of approximately $3.1 million of severance, retention, rent, scrapping of inventory, and the dismantling and transfer of equipment costs in 2004 related to the closure of the Columbus and Piscataway manufacturing facilities.

      The Company opened the new manufacturing facilities in Hazleton, Pennsylvania and Waycross, Georgia on March 15, 2004 and August 9, 2004, respectively. The Company incurred approximately $10.5 million of non-recurring start-up costs, net of local and state training grants, related to the openings in 2004. The start-up costs include travel and relocation, rent, utilities, repair and maintenance, and training expenses totaling $5.0 million which are included in cost of products sold, and incremental distribution costs of $5.5 million which are included in selling, general and administrative expenses. The incremental distribution expense resulted from the extra miles driven to service the customers that were previously serviced by the Company's closed manufacturing facilities. Once the new manufacturing facilities meet normal production levels, the Company will no longer incur incremental distribution expense to service these customers.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE N -- STOCK OPTION PLANS

      Prior to the Acquisition, the Company had various incentive plans which provided stock options for shares of common stock of the Company to directors, executive officers, certain members of management and consultants. The stock options were granted at prices which were equal to the market value of the common stock on the date of grant, expired after ten years, and vested ratably over a four or five year period based upon the achievement of an annual Adjusted EBITDA target. The incentive plan provided for issuance of regular options ("Regular Options") and superincentive options ("Superincentive Options"). Regular Options were subject to certain time and performance vesting restrictions and Superincentive Options vested only in connection with the consummation of a change of control or initial public offering of the Company and the attainment by stockholders affiliated with Fenway of certain internal rate of return objectives.

      Under APB 25, because the vesting of the plan options was dependent upon achieving an annual Adjusted EBITDA target, the ultimate number of vested shares, and therefore the measurement date, was not currently determinable. Accordingly, the Company recorded estimated compensation expense as variable stock compensation expense over the service period based upon the intrinsic value of the options as they were earned by the employees.

      Additionally, the option holders could, under certain circumstances, require the Company to repurchase the shares underlying vested options. Therefore, the Company recorded additional adjustments to variable stock compensation expense for changes in the intrinsic value of vested Regular Options in a manner similar to a stock appreciation right. The accounting for awards of stock-based compensation where an employee can compel the entity to settle the award by transferring cash or other assets to employees rather than by issuing equity instruments is substantially the same under SFAS 123 and APB
25. Accordingly, SFAS 123 pro-forma disclosures were not presented.

      As a result of the Acquisition, the vesting of the issued and outstanding Regular and Superincentive stock options under the Company's various incentive plans was accelerated. On December 19, 2003, the Company repurchased the vested options for $95.4 million, which satisfied the accrued stock compensation liability of the Company. The Company recorded variable stock compensation expense of approximately $68.4 million and $15.6 million during Predecessor '03 and 2002, respectively. In conjunction with the Acquisition, all stock option plans were terminated.

      Activity for Regular and Superincentive Options (all non-qualified stock options) during 2003 and 2002 follows:

                                                                     Weighted
                                                                     Average
                                                       Number of     Exercise
                                                        Shares        Price
                                                       ---------     --------
Shares outstanding at December 29, 2001                5,518,942     $  6.58
Granted                                                  410,750     $ 13.45
Forfeited                                               (862,064)    $  6.78
Cancelled                                               (219,404)    $  4.39
                                                       ---------
Shares outstanding at December 28, 2002                4,848,224     $  7.23
Granted                                                        -     $     -
Forfeited                                               (178,125)    $  7.08
Cancelled                                               (166,875)    $  7.11
                                                       ---------
Shares outstanding at December 19, 2003                4,503,224     $  7.24
                                                       =========

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE O -- INCOME TAXES

      The components of the provision for income taxes are as follows (amounts in thousands):

                                                 SUCCESSOR     |      PREDECESSOR
                                           ------------------  |  --------------------
                                              2004      2003   |    2003       2002
                                           ---------   ------  |  --------   ---------
                                                               |
Current tax provision:                                         |
    Federal                                $    110    $    -  |  $      -          -
    State                                       230         -  |         -        250
    Foreign                                     131         -  |       241        475
                                           --------    ------  |  --------   --------
                                                471         -  |       241        725
Deferred tax provision                                         |
    Federal                                  10,793      (762) |    (8,037)    10,014
    State                                       691       (65) |    (1,055)     1,225
    Foreign                                      51         -  |         6         41
                                           --------    ------  |  --------   --------
                                             11,535      (827) |    (9,086)    11,280
                                           --------    ------  |  --------   --------
Benefit applied to reduce goodwill               33         -  |         -          -
                                           --------    ------  |  --------   --------
Income tax expense (benefit)               $ 12,039    $ (827) |  $ (8,845)  $ 12,005
                                           ========    ======  |  ========   ========

      The reconciliation of the statutory federal income tax rate to the effective income tax rate for 2004, Successor '03, Predecessor '03, and 2002 provision for income taxes is as follows (amounts in thousands):

                                                       SUCCESSOR          |          PREDECESSOR
                                                -----------------------   |    -----------------------
                                                  2004           2003     |      2003           2002
                                                --------       --------   |    --------       --------
                                                                          |
Income taxes at federal statutory rate          $ 12,828       $ (2,806)  |    $(15,029)      $  3,600
State income taxes, net of federal benefit           778            (67)  |        (705)         1,433
General business tax credits                        (474)             -   |           -         (1,500)
Valuation allowance, net of reversals                  -            159   |      (1,033)         7,915
Reversal of other tax accruals                    (4,799)             -   |           -              -
Expired net operating loss benefits                4,113              -   |           -              -
Deferred tax rate reduction                         (401)                 |
Non-deductible interest expense                        -          1,225   |       4,309            454
Foreign intercompany dividends                         -            630   |       1,041              -
Non-deductible transaction costs                       -              -   |       6,742              -
Tax loss benefits not previously provided              -              -   |      (4,354)             -
Other, net                                            (6)            32   |         184            103
                                                --------       --------   |    --------       --------
                                                $ 12,039       $   (827)  |    $ (8,845)      $ 12,005
                                                ========       ========   |    ========       ========

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      Components of the Company's net deferred income tax liability as of December 25, 2004 and December 27, 2003 are as follows (amounts in thousands):

                                                                       2004         2003
                                                                     ---------    ---------
Current deferred income taxes:
    Accounts receivable and inventory reserves                       $     799    $   1,030
    Accrued liabilities, not currently deductible                        3,215        4,674
    Prepaids and other assets not currently taxable                     (1,727)      (1,790)
    Inventory bases differences                                            158       (2,941)
                                                                     ---------    ---------
        Current deferred income tax assets                               2,445          973
Non-current deferred income taxes:
    Property bases differences                                          (5,738)      (3,555)
    Intangibles bases differences                                     (193,286)     (52,290)
    Retirement accruals                                                  1,394        1,578
    Net operating loss carryforwards                                    42,605       38,303
    Income tax credit carryforwards                                      7,319        2,183
    Other noncurrent accrued liabilities, not currently deductible         302           31
    Valuation allowance                                                 (7,371)      (9,969)
                                                                     ---------    ---------
        Noncurrent deferred income tax liabilities                    (154,775)     (23,719)
                                                                     ---------    ---------
Net deferred income tax liability                                    $(152,330)   $ (22,746)
                                                                     =========    =========

      As of December 25, 2004, the Company had carryforward net operating losses for federal income tax purposes of $116.5 million, including $15.3 million of carryforward losses generated by Sleep Country that are subject to use limitations imposed by the Internal Revenue Code, and carryforward state net operating losses of $60.0 million. Both the federal and state carryforward net operating losses expire on various dates through 2023.

     As of December 25, 2004, the Company had $2.6 million of general business tax credits and $2.6 million of foreign tax credits available to offset future payments of U.S. federal income taxes. These credits will expire in varying amounts between 2009 and 2024. The Company also had $1.9 million of state income tax credits, which will begin to expire in 2007, and $0.2 million of tax credits available to offset future payments of foreign income taxes, which can be carried forward indefinitely.

      The realization of net deferred tax assets is dependent upon future profitable operations and future reversals of existing temporary differences. Although realization is not assured, the Company believes it is more likely than not that most of the net recorded benefits will be realized through the reduction of future taxable income. However, due to the uncertainty regarding the realization of certain tax carryforwards, the Company recorded a valuation allowance of $7.4 million against the deferred tax assets related to Sleep Country's carryforward net operating losses and the Company's state income tax credits and foreign income tax credits as of December 25, 2004. The Company had a valuation allowance of $10.0 million against Sleep Country's net deferred tax assets as of December 27, 2003. Based on the Company's recent history of earnings and expectation of future profits, the Company has determined that the Sleep Country's net deferred tax assets, excluding net operating losses, will more likely than not be realized, and, accordingly, the valuation allowance was reduced by $4.6 million during 2004. Since the valuation allowance was recorded as part of the Acquisition purchase accounting, the reduction of the valuation allowance in 2004 was accounted for as a reduction of the goodwill for the Company's retail segment.

      Cumulative undistributed earnings of the Company's international subsidiaries totaled approximately $2.7 million as of December 25, 2004. Because these earnings are to be permanently reinvested, no U.S. deferred income tax has been recorded.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

      In 2004, Successor `03, Predecessor '03 and 2002, the Company made contributions to the plan of $3.8 million, $0.1 million, $3.9 million and $3.0 million, respectively, in the aggregate.

      SLEEP COUNTRY 401(K) PLAN AND PROFIT SHARING PLAN

      The Company sponsors a 401(k) savings plan and profit sharing plan for all full-time employees of Sleep Country with at least three months of service. Annually, the Company may contribute a discretionary match based on a percentage of the employee's 401(k) deferral. The Company's contributions to these plans for 2004 were $0.2 million. Contributions to these plans in Successor '03, Predecessor '03 and 2002 were not material.

      OTHER PLANS

      Certain union employees participate in multi-employer pension plans sponsored by their respective unions. Amounts charged to pension cost, representing the Company's required contributions to these plans for 2004, Successor `03, Predecessor '03 and 2002 were $1.9 million, not material, $2.1 million and $2.0 million, respectively.

      The Company had accrued $3.2 million as of December 25, 2004 and $3.0 million as of December 27, 2003 for a supplemental executive retirement plan for a former executive. Such amounts are included in other non-current liabilities in the accompanying consolidated balance sheets.

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

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      The Company had an accrued postretirement benefit obligation of $0.5 million and $0.7 million as of December 25, 2004 and December 27, 2003, respectively. In connection with the Acquisition, the accrued postretirement benefit obligation was adjusted to the difference between the projected benefit obligation and the fair value of the plan assets as of December 19, 2003. The Company had postretirement benefit income of $0.2 million and $0.3 million for 2004 and Predecessor '03, respectively.

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

NOTE R -- RELATED PARTY TRANSACTIONS

      In connection with the Transactions, the Company entered into a management agreement ("THL management agreement") with THL pursuant to which THL renders certain advisory and consulting services to the Company and each of its subsidiaries. In consideration of those services, the Company agreed to pay THL management fees equal to the greater of $1.5 million or an amount equal to 1.0% of the consolidated earnings before interest, taxes, depreciation and amortization of Simmons for such fiscal year, but before deduction of any such fee. The fees are paid semi-annually.

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

      Sleep Country, Fenway and Boston Gardens Advisors, LLC ("Boston Gardens") entered into a management agreement (the "Sleep Country Advisory Agreement") pursuant to which Fenway and Boston Gardens provided strategic advisory services to Sleep Country. In conjunction with the merger of Simmons Bedding Company and Sleep Country on February 28, 2003, the Sleep Country Advisory Agreement was terminated.

      Included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations for 2004, Successor `03, Predecessor '03 and 2002 was $1.7 million, $0.1 million, $2.8 million and $2.4 million, respectively, related to the management fees for services provided by THL and Fenway to the Company and its subsidiaries.

      In connection with the Transactions, the Company agreed to pay an affiliate of THL a transaction fee equal to $20.0 million plus all out-of-pocket expenses incurred by THL relating to the Transactions and the related financing.

      Mr. Eitel owns a motor yacht that he made available to the Company for 25 days in 2004 for use as a venue for corporate and other functions. As compensation for the use of Mr. Eitel's motor yacht, commencing November 1, 2003, the Company paid compensation to the captain of Mr. Eitel's motor yacht in the amount of $80,000 per year, plus benefits. In fiscal year 2004, the total amount of salary and benefits paid under this agreement was approximately $92,000. On January 1, 2005, the Company ceased compensating the captain of Mr. Eitel's motor yacht, but will continue to use the motor yacht as a venue for corporate and other functions. Mr. Eitel will be reimbursed solely for any out of pocket expenses associated with the functions.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


      Rousch Consulting Group, Inc., wholly owned by Edward L. Rousch, the husband of our Executive Vice President -- Human Resources and Assistant Secretary Rhonda C. Rousch, provided consulting services to the Company in 2004, Predecessor '03, and 2002. The Company made aggregate payments to Rousch Consulting Group, Inc. of approximately $156,000, $160,000 and $126,000, inclusive of out-of-pocket expenses of approximately $30,000, $45,000 and $14,000, respectively, in 2004, Predecessor '03, and 2002, respectively.

NOTE S -- SEGMENT INFORMATION

      Operating segments are generally organized internally by whether the products are sold to a reseller or to an end consumer. The Company operates in two business segments, (1) wholesale bedding and (2) retail bedding.

      The wholesale bedding segment consists of (i) the manufacture, sale and distribution of premium branded bedding products to retail customers and institutional users of bedding products, such as the hospitality industry; (ii) the manufacture, sale and distribution of branded juvenile bedding and related soft good products; (iii) the licensing of intellectual property to domestic and international companies that manufacture and sell the Company's premium branded bedding products or products which complement the bedding products manufactured by the Company; and (iv) the sale of product returns, off-quality product and excess inventory through retail outlet stores to consumers.

      The retail bedding segment currently operates specialty sleep stores in Oregon and Washington that sell to consumers principally premium branded bedding products. On May 1, 2004, the Company sold its retail bedding subsidiary, Mattress Gallery (see Note C to the consolidated financial statements for further explanation).

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

      The following tables summarize segment information as of and for December 25, 2004, Successor '03, Predecessor '03, and December 28, 2002:

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                              SUCCESSOR
                                                          DECEMBER 25, 2004
                                                           (In thousands)
                                                                  Wholesale
                                                                   Bedding           Retail          Eliminations        Totals
                                                                 -----------       -----------       ------------      -----------
Net sales to external customers                                  $   788,908       $    80,985       $         -       $   869,893
Intersegment net sales                                                19,465                 -           (19,465)                -
Adjusted EBITDA                                                      125,845             4,598              (343)          130,100
Depreciation and amortization expense                                 22,084             1,100              (100)           23,084
Expenditures for long-lived assets                                    17,174             1,032                 -            18,206
Segment assets                                                     1,277,911            25,381            (1,558)        1,301,734

Reconciliation of EBITDA and Adjusted EBITDA to net income:
  Net income                                                     $    26,319       $    (1,462)      $      (243)      $    24,614
  Depreciation and amortization                                       22,084             1,100              (100)           23,084
  Income taxes                                                        12,191              (152)                -            12,039
  Interest expense, net                                               43,640               118                 -            43,758
  Interest income                                                        141                 -                 -               141
                                                                 -----------       -----------       -----------       -----------
  EBITDA                                                             104,375              (396)             (343)          103,636
  Plant opening, closing charges                                      13,549                 -                 -            13,549
  Management fees                                                      1,702                 -                 -             1,702
  Management severance                                                   190                 -                 -               190
  Non-cash variable stock compensation                                 3,347                 -                 -             3,347
  Litigation and insurance                                              (650)                -                 -              (650)
  Transaction related expenditures, including
    cost of products sold                                              3,587             4,313                 -             7,900
  Other                                                                 (255)              681                 -               426
                                                                 -----------       -----------       -----------       -----------
  Adjusted EBITDA                                                $   125,845       $     4,598       $      (343)      $   130,100
                                                                 ===========       ===========       ===========       ===========

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                           SUCCESSOR 2003
                                                           (In thousands)
                                                                  Wholesale
                                                                   Bedding           Retail          Eliminations        Totals
                                                                 -----------       -----------       -----------       -----------
Net sales to external customers                                  $     6,509       $     2,208       $         -       $     8,717
Intersegment net sales                                                   346                 -              (346)                -
Adjusted EBITDA                                                         (826)              (85)              307              (604)
Depreciation and amortization expense                                    638                18                 -               656
Expenditures for long-lived assets                                         -                 -                 -                 -
Segment assets                                                     1,142,939            38,638             1,542         1,183,119

Reconciliation of EBITDA and Adjusted EBITDA to net income:
  Net income                                                     $    (6,824)      $      (673)      $       307       $    (7,190)
  Depreciation and amortization                                          638                18                 -               656
  Income taxes                                                          (827)                -                 -              (827)
  Interest expense, net                                                4,657                 4                 -             4,661
  Interest income                                                          4                 -                 -                 4
                                                                 -----------       -----------       -----------       -----------
  EBITDA                                                              (2,352)             (651)              307            (2,696)
  Variable stock compensation expense                                      -                 -                 -                 -
  Management fees                                                         49                 -                 -                49
  Plant opening, closing charges                                         286                 -                 -               286
  Management severance                                                     -                 -                 -                 -
  Non-recurring litigation and insurance                                   -                 -                 -                 -
  Transaction expenses                                                 1,161               566                 -             1,727
  Other                                                                   30                 -                 -                30
                                                                 -----------       -----------       -----------       -----------
  Adjusted EBITDA                                                $      (826)      $       (85)      $       307       $      (604)
                                                                 ===========       ===========       ===========       ===========

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


                                           PREDECESSOR 2003
                                           (In thousands)

                                           Wholesale
                                            Bedding       Retail     Eliminations     Totals
                                           ----------    ---------   ------------    ---------
Net sales to external customers            $  701,935    $  95,681   $          -    $ 797,616
Intersegment net sales                         32,228            -        (32,228)           -
Adjusted EBITDA                               120,583        5,135           (818)     124,900
Depreciation and amortization expense          21,464          595              -       22,059
Expenditures for long-lived assets              7,130        1,661              -        8,791

Reconciliation of EBITDA and Adjusted
EBITDA to net income:
  Net income                               $  (35,169)   $   1,891   $       (818)   $ (34,096)
  Depreciation and amortization                21,464          595              -       22,059
  Income taxes                                 (8,845)           -              -       (8,845)
  Interest expense, net                        44,408          684              -       45,092
  Interest income                                 197            -              -          197
                                           ----------    ---------   -------------   ---------
  EBITDA                                       22,055        3,170           (818)      24,407
  Variable stock compensation expense          68,415            -              -       68,415
  Transaction expenses                         22,190          209              -       22,399
  Plant opening, closing charges                3,057            -              -        3,057
  Non-recurring litigation and insurance        1,894            -              -        1,894
  Non-recurring retail segment charges              -          432              -          432
  Management fees                               1,513        1,331              -        2,844
  Management severance                            661            -              -          661
  Other                                           791            -              -          791
                                           ----------    ---------   ------------    ---------
  Adjusted EBITDA                          $  120,576    $   5,142   $       (818)   $ 124,900
                                           ==========    =========   ============    =========

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                             DECEMBER 28, 2002
                                             (In thousands)

                                             Wholesale
                                              Bedding     Retail      Eliminations     Totals
                                             ---------   ---------    ------------    ---------
Net sales to external customers              $ 636,826   $  71,769    $          -    $ 708,595
Intersegment net sales                          22,131           -         (22,131)           -
Adjusted EBITDA                                104,347        (460)           (990)     102,897
Depreciation and amortization expense           18,147       1,371            (468)      19,050
Goodwill impairment                                  -      20,285               -       20,285
Expenditures for long-lived assets               6,323       1,638               -        7,961
Segment assets                                 405,298      39,733         (34,000)     411,031

Reconciliation of EBITDA and Adjusted
EBITDA to net income (loss):
  Net income (loss)                          $  26,901   $ (26,990)   $       (522)      $ (611)
  Depreciation and amortization, including
    goodwill impairment                         18,147      21,656            (468)      39,335
  Income taxes                                  12,005           -               -       12,005
  Interest expense, net                         29,558       2,442               -       32,000
  Interest income                                  193           -               -          193
                                             ---------   ---------    ------------    ---------
  EBITDA                                        86,804      (2,892)           (990)      82,922
  Variable stock compensation expense           15,561           -               -       15,561
  Non-recurring litigation and insurance         1,304           -               -        1,304
  Non-recurring retail segment charges               -         148               -          148
  Management fees                                   69       2,284               -        2,353
  Other                                            609           -               -          609
                                             ---------   ---------    ------------    ---------
  Adjusted EBITDA                            $ 104,347   $    (460)   $       (990)   $ 102,897
                                             =========   =========    ============    =========

    In the "Eliminations" column of each period presented above, the segment assets consist primarily of investments in subsidiaries, receivables and payables, and gross wholesale bedding profit in ending retail inventory. The segment operating income (loss) has been adjusted to eliminate the wholesale bedding profit in ending retail inventory.

                    SIMMONS BEDDING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE T -- SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

      Although not required, following is a condensed summary of consolidated quarterly results for 2004 and 2003. The results of operations for the 2003 fourth quarter represent the mathematical addition of the historical amounts for the predecessor period (September 28, 2003 through December 19, 2003) and the successor period (December 20, 2003 through December 27, 2003) and are not indicative of the results that would have actually been obtained if the Acquisition had occurred on September 28, 2003.

                            FIRST      SECOND       THIRD      FOURTH
                           QUARTER     QUARTER     QUARTER     QUARTER
                          ---------   ---------   ---------   ---------
                                          (in thousands)
2004:
Net sales                 $ 223,320   $ 201,795   $ 238,221   $ 206,557
Gross profit                103,455      91,550     111,171      91,465
Operating income             17,289      20,197      25,485      17,440
Net income                    3,965       5,958       9,439       5,252

2003:
Net sales                 $ 186,615   $ 199,299   $ 217,924   $ 202,495
Gross profit                 88,382      94,561     104,491     102,962
Operating income (loss)      19,908      12,591      24,361     (58,065)
Net income (loss)             7,480       3,485      15,573     (67,824)

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                            MANAGEMENT AND DIRECTORS

      The directors and principal officers of Simmons, and their positions and ages as of March 22, 2005, are as follows:

      NAME               AGE                   POSITION
---------------------    ---    -----------------------------------------------------
Charles R. Eitel          55     Chairman of the Board of Directors and
                                    Chief Executive Officer

Robert W. Hellyer         45     President
William S. Creekmuir      49     Executive Vice President, Chief Financial
                                     Officer, Assistant Treasurer and Assistant
                                      Secretary

Rhonda C. Rousch          50     Executive Vice President - Human Resources
                                      and Assistant Secretary

Robert M. Carstens        41    Senior Vice President - Manufacturing

Kevin Damewood            48    Senior Vice President - Sales and Marketing

Stephen G. Fendrich       44    President and Chief Executive Officer of
                                      SC Holdings, Inc. and Sleep Country USA, Inc.

Kristen K. McGuffey       39    Senior Vice President, General Counsel and Secretary

W. Wade Vann              51    Senior Vice President and Chief Information Officer

Brian P. Breen            44    Vice President - Treasurer and Assistant Secretary

Earl C. Brewer            59    Vice President - Taxation and Assistant Secretary

Mark F. Chambless         47    Vice President and Corporate Controller

Timothy F. Oakhill        42    Vice President - International and Domestic Licensing

Todd M. Abbrecht          36    Director

Robin Burns-McNeill       52    Director

William P. Carmichael     61    Director

David A. Jones            55    Director

B. Joseph Messner         52    Director

Albert L. Prillaman       59    Director

Scott A. Schoen           46    Director

George R. Taylor          34    Director

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

      Robert W. Hellyer joined Simmons in 1995 and has served as President since January 2001. Mr. Hellyer served as a director of Simmons from January 2001 to August 2004. Prior to assuming his current position, Mr. Hellyer served as Executive Vice President - Sales and Marketing, Executive Vice President - Sales, General Manager - Janesville and Vice President of Sales - Janesville. Prior to joining Simmons, Mr. Hellyer held various sales positions with Stearns & Foster. Mr. Hellyer is a member of the Board of Trustees of ISPA.

      William S. Creekmuir joined Simmons in April 2000 and serves as Executive Vice President, Chief Financial Officer, Assistant Treasurer, and Assistant Secretary. Mr. Creekmuir served as a director of Simmons from April 2000 to August 2004. Prior to joining Simmons, Mr. Creekmuir served as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of LADD Furniture, Inc., a publicly traded furniture manufacturer. Prior to joining LADD in 1992, he worked 15 years with KPMG in their audit practice, the last five years of which he was a partner, including partner in charge of their national furniture manufacturing practice. Mr. Creekmuir is Chairman of the Statistics Committee for ISPA. Mr. Creekmuir is a Certified Public Accountant.

      Rhonda C. Rousch joined Simmons in November 2001 and has served as Executive Vice President - Human Resources and Assistant Secretary since October 2002. Prior to assuming her current position, Ms. Rousch served as Senior Vice President - Human Resources and Assistant Secretary. Prior to joining Simmons, from September 2000 to November 2001, Ms. Rousch was Vice President of Human Resources for MW Manufacturers, Inc. Prior to September 2000, Ms. Rousch was the Director of Organizational Readiness for Harley-Davidson, Inc.

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

      Kevin Damewood joined Simmons in January 2000 and has served as Senior Vice President - Sales and Marketing since January 2004. Prior to assuming his current position, Mr. Damewood served as Senior Vice President - Sales beginning in July 2001 and prior to that he served as Vice President - National Accounts. Mr. Damewood also worked for Simmons from July 1996 to April 1999 as Vice President - Sales for the Seattle and Salt Lake City facilities. Between April 1999 and December 2000, Mr. Damewood was employed with Premier Bedding Group as Vice President of National Sales.

      Kristen K. McGuffey joined Simmons in November 2001 and has served as Senior Vice President - General Counsel and Secretary since August 2002. Prior to assuming her current position, Ms. McGuffey served as Vice President - General Counsel and Assistant Secretary. Prior to joining Simmons, from March 2000 to October 2001, Ms. McGuffey was employed by Viewlocity, Inc., with the most recent position of Executive Vice President and General Counsel. From March 1997 to February 2000, Ms. McGuffey was a partner of and, prior to that, an associate at Morris, Manning & Martin LLP. Prior to March 1997, Ms. McGuffey was an associate at Paul, Hastings, Janofsky & Walker, LLP.

      Stephen G. Fendrich joined Simmons in February 2003 as President and CEO of SC Holdings, Inc. and Sleep Country USA, Inc. in connection with Simmons acquisition of Sleep Country. Mr. Fendrich joined Sleep Country USA, Inc. in September 2002 as President and CEO. Prior to joining Sleep Country USA, Inc., Mr. Fendrich was Executive Vice President of Franchise Stores for The Mattress Firm from February 2002 to September 2002. From November 2000 to February 2002, Mr. Fendrich performed consulting work for The Mattress Firm. From 1986 to

November 2000, Mr. Fendrich held various positions with The Mattress Firm including Vice President and Chief Financial Officer and Vice President of Finance and Real Estate. Mr. Fendrich was one of the founders of The Mattress Firm in 1986.

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

      Brian P. Breen joined Simmons in July 1996 and has served as Vice President and Treasurer since January 2002. Mr. Breen has served as Assistant Secretary since September 2000. Prior to assuming his current position, Mr. Breen served as Vice President and Assistant Treasurer since September 2000 and prior to that served as Director of Financial Reporting of the Outlet Division. Prior to joining Simmons Mr. Breen held various financial reporting positions most recently serving as Controller for Six Flags Theme Parks. Mr. Breen is a Certified Treasury Professional.

      Earl C. Brewer joined Simmons in February 2001 as Vice President of Taxation. Mr. Brewer has served as Assistant Secretary since April 2001. Prior to joining Simmons, Mr. Brewer held similar positions at Oakwood Homes Corporation from March 2000 to February 2001 and at LADD Furniture, Inc. from October 1993 to February 2000. Mr. Brewer is a Certified Public Accountant.

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

      Timothy F. Oakhill joined Simmons in January 1997 and has served as Vice President - International and Domestic Licensing since January 2004. Prior to assuming his current position, Mr. Oakhill managed various Simmons brands, including BackCare(R) and Deep Sleep(R) from January 1997 to August 2003 and Beautyrest(R) from August 2003 to January 2004. Prior to joining Simmons, Mr. Oakhill served as Marketing Manager for Eastman-Kodak Company and as an account supervisor for Bates Worldwide.

      Todd M. Abbrecht has been a director of Simmons since December 2003, following the consummation of the Acquisition. Mr. Abbrecht is a Managing Director of Thomas H. Lee Partners, which he joined in 1992. Prior to joining the firm, Mr. Abbrecht was in the mergers and acquisitions department of Credit Suisse First Boston. Mr. Abbrecht is a director of Michael Foods, Inc., National Waterworks, Inc. and Warner Chilcott Corporation.

      Robin Burns-McNeill became a director of Simmons in December 2004. From July 1998 to July 2004, Ms. Burns-McNeill was President and Chief Executive Officer of Victoria Secret Beauty and Intimate Beauty Corporation. Prior to that, from January 1990 to May 1998, Ms. Burns-McNeill was President and Chief Executive Officer of Estee Lauder Inc. North America. In February 1998, Ms. Burns-McNeill became President of Donna Karan Cosmetics. Ms. Burns-McNeill is a director of S.C. Johnson, Inc. and serves on the Board of Trustees for the Fashion Institute of Technology College.

      William P. Carmichael became a director of Simmons in May 2004. Mr. Carmichael co-founded The Succession Fund in 1998. Prior to forming the Succession Fund, Mr. Carmichael had 26 years of experience in various financial positions with global consumer product companies, including Senior Vice President with Sara Lee Corporation, Senior Vice President and Chief Financial Officer of Beatrice Foods Company, and Vice President of Esmark, Inc. Mr. Carmichael is a director of Cobra Electronics Corporation, The Finish Line, Spectrum Brands, Inc., Hatteras Securities Fund and Chairman of the Nation Funds (Bank of America advised mutual funds). Mr. Carmichael is a Certified Public Accountant.

      David A. Jones has been a director of Simmons since December 2003, following the consummation of the Acquisition. Mr. Jones has served as the Chairman of the Board of Directors and Chief Executive Officer of Spectrum Brands, Inc. since September 1996. From 1996 to April 1998, he also served as President. From 1995 to 1996, Mr. Jones was President, Chief Executive Officer and Chairman of the Board of Directors of Thermoscan, Inc. Mr. Jones currently is a director of Tyson Foods, Inc. and Pentair, Inc.

      B. Joseph Messner became a director of Simmons in August 2004. Mr. Messner is Chairman of the Board of Directors and Chief Executive Officer of Bushnell Performance Optics, a company that Wind Point Partners, a Chicago based Private Equity Group, and Mr. Messner acquired in 1999. Mr. Messner was President and CEO of First Alert, Inc. from 1996 through 1999. Mr. Messner is a member of Wind Point Partners Executive Advisor Group.

      Albert L. Prillaman has been a director of Simmons since December 2003, following the consummation of the Acquisition. Mr. Prillaman is Chairman of the Board Directors of Stanley Furniture Company, Inc., where he previously served as both President and Chief Executive Officer. Mr. Prillaman is a past Chairman of the Board of the American Furniture Manufacturers Association.

      Scott A. Schoen has been a director of Simmons since December 2003, following the consummation of the Acquisition. Mr. Schoen is co-President of Thomas H. Lee Partners, which he joined in 1986. Prior to joining the firm, Mr. Schoen was in the Private Finance Department of Goldman, Sachs & Co. Mr. Schoen is a director of AXIS Capital Holdings Limited, Refco Group Ltd., Syratech Corporation, TransWestern Publishing, L.P., Spectrum Brands, Inc. and Wyndham International. Mr. Schoen is a Vice Chairman of the Board and a member of the Executive Committee of the United Way of Massachusetts Bay. He is also a member of the Advisory Board of the Yale School of Management and the Yale Development Board.

      George R. Taylor has been a director of Simmons since December 2003, following the consummation of the Acquisition. Mr. Taylor is a Vice President at Thomas H. Lee Partners, which he joined in 1996. Prior to joining the firm, Mr. Taylor was at ABS Capital Partners. Mr. Taylor is a director of Progressive Moulded Products, Ltd. and Syratech Corporation.

      Each of our directors will hold office until his successor has been elected and qualified. Our executive officers are elected by and serve at the discretion of our Board of Directors. There are no family relationships between any of our directors or executive officers.

COMMITTEES OF THE BOARD OF DIRECTORS

      The board of directors of Simmons Company has established an audit committee, a compensation committee and a nominating and governance committee.

      The members of the audit committee are Messrs. Carmichael, Jones, Prillaman and Taylor. The members of the compensation committee are Messrs. Abbrecht, Eitel and Schoen. The members of the nominating and governance committee are Messrs. Abbrecht, Eitel, Messner and Schoen. The audit committee oversees management regarding the conduct and integrity of our financial reporting, systems of internal accounting and financial and disclosure controls. The audit committee reviews the qualifications, engagement, compensation, independence and performance of our independent auditors, their conduct of the annual audit and their engagement for any other services. The audit committee also oversees management regarding our legal and regulatory compliance and the preparation of an annual audit committee report for the annual proxy statement as required by the SEC. In addition, the board of directors for Simmons Company has determined that William P. Carmichael is an "audit committee financial expert" as defined by the SEC rules.

      The compensation committee is responsible for the general compensation policies of the Company, and in particular is responsible for setting and administering the policies that govern executive compensation, including determining and approving the compensation of our CEO and other senior executive officers; reviewing and approving management incentive compensation policies and programs; reviewing and approving equity compensation programs and exercising discretion over the administration of such programs and producing an annual compensation committee report.

      The purpose of the nominating and governance committee is to identify, screen and review individuals qualified to serve as directors and recommending to the board of directors, for Simmons Company, THL-SC Bedding Company and us, candidates for nomination for election at annual meetings of the stockholders or to fill board vacancies; overseeing our policies and procedures for the receipt of stockholder suggestions regarding board composition and recommendations of candidates for nomination by the board; developing, recommending to the board approval of, if appropriate, and overseeing implementation of the Simmons Company's and its subsidiaries' corporate governance guidelines and principles including the Simmons Code of Ethics for Chief Executive and Senior Financial Officers ("Code of Ethics") and the Simmons Code of Conduct and Ethics; and reviewing on a regular basis the overall corporate governance of the Company and recommending improvements when necessary.

      From time to time, the board of directors may contemplate establishing other committees.

DIRECTOR COMPENSATION

      All members of our board of directors are reimbursed for their usual and customary expenses incurred in connection with attending all board and other committee meetings. Non-employee directors, Ms. Burns-McNeill and Messrs. Carmichael, Jones, Messner and Prillaman receive director fees of $25,000 per year and can obtain ten free mattress sets per year. During 2004, Messrs. Carmichael and Jones received free mattresses that were valued at $7,476 and $3,045, respectively. Each of the non-employee directors have been granted 2,500 shares of Class B common stock of Simmons Company, which stock is subject to time and performance-based vesting. The Company pays the directors' federal and state taxes associated with grants of Class B common stock where the fair market value of the stock exceeds the purchase price.

CODE OF ETHICS

      We have a Code of Ethics within the meaning of 17 CFR Section 229.406, that applies to the Company's Chief Executive Officer, Chief Financial Officer and Corporate Controller. If the Company makes an amendment to the Code of Ethics, or grants a waiver from a provision of the Code of Ethics to the Chief Executive Officer, Chief Financial Officer, or Corporate Controller, then the Company will make any required disclosure of such amendment or waiver on the Company's website (www.simmons.com) or in a current report on Form 8-K filed with the SEC.

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

                                                                                            LONG-TERM
                                                                                       COMPENSATION AWARDS
                                               ANNUAL COMPENSATION                   -----------------------
                                  ------------------------------------------------     RESTRICTED               ALL OTHER
                                                                     OTHER               STOCK       OPTIONS   COMPENSATION
 NAME AND PRINCIPAL POSITION      YEAR     SALARY      BONUS      COMPENSATION ($)        ($)          (#)       ($) (11)
 ------------------------------   ----   ---------   ---------   -----------------   -------------   -------   ------------
Charles R. Eitel                  2004   $ 675,000   $ 322,933   $     72,460  (1)        -             -        $ 38,562
    Chairman, Chief               2003     585,717     558,249     29,200,225  (1)    1,835   (2)       -          44,534
    Executive Officer             2002     562,083     613,039         27,962  (1)        -             -          58,946
Robert W. Hellyer                 2004     450,000     188,378         22,860  (3)        -             -          20,596
    President                     2003     323,440     233,680     11,271,565  (3)    1,262  (4)        -          23,462
                                  2002     311,000     258,915         22,842  (3)        -             -          36,156
William S. Creekmuir              2004     370,000     132,761        343,124  (5)        -             -          25,707
    Executive Vice President -    2003     311,000     224,692     10,955,069  (5)    1,147   (6)       -          27,924
    Chief Financial Officer       2002     300,000     249,758        213,713  (5)        -             -          36,164
Stephen G. Fendrich               2004     264,423     243,650        179,282  (7)      125   (8)       -           3,705
    President and Chief           2003     250,000     198,750         34,385  (7)        -             -           4,448
    Executive Officer of Sleep    2002      56,731           -          3,749  (7)        -             -               -
    Country
Kevin Damewood                    2004     236,205      60,034         42,708  (9)   57,900  (10)       -          19,895
     Senior Vice President -      2003     208,750      95,111      2,050,345  (9)       69  (10)       -          13,700
     Sales and Marketing          2002     193,750      93,607              -  (9)        -             -          26,212

 ----------
(1) Such amounts principally include (i) exercise of stock options held in predecessor company that were held by The Charles R. Eitel Revocable Trust, of which Mr. Eitel is trustee, of $29,177,145 in 2003; (ii) a car allowance of $12,000 in 2004, 2003 and 2002; (iii) club membership fees of $10,684, $11,080, and $6,800 in 2004, 2003 and 2002; and (iv) personal use of the corporate jet of $49,776 in 2004. These items were taxable to Mr. Eitel.

(2) Represents a restricted stock grant of 183,529 shares of Class B common stock awarded in connection with the Acquisition. The shares are held by The Charles R. Eitel Revocable Trust, of which Mr. Eitel is the trustee. The shares vest ratably over a four year period based upon the Company meeting certain performance targets or all the shares vest on the eighth anniversary of the issuance of the shares. Additionally, vesting of the shares is accelerated upon a change in control as defined in the Incentive Plan.

(3) Such amounts principally include (i) exercise of stock options held in the predecessor company of $11,254,286 in 2003; and (ii) a car allowance of $9,000 in 2004, 2003 and 2002. These items were taxable to Mr. Hellyer.

(4) Represents a restricted stock grant of 126,176 shares of Class B common stock awarded in connection with the Acquisition. The shares vest ratably over a four year period based upon the Company meeting certain performance targets or all the shares vest on the eighth anniversary of the issuance of the shares. Additionally, vesting of the shares is accelerated upon a change in control as defined in the Incentive Plan.

(5) Such amounts principally include (i) exercise of stock options held in predecessor company of $10,806,350 in 2003; (ii) a car allowance of $9,000 in 2004, 2003 and 2002; (iii) commute and temporary housing expenses of $16,852 in 2002; (iv) moving expenses of $120,000 in 2002; and (v)
      reimbursement of mortgage costs and selling expenses related to the sale of Mr. Creekmuir's personal residence of $333,306, $80,409 and $29,187 in 2004, 2003 and 2002, respectively. These items were taxable to Mr. Creekmuir. The personal income tax impact of certain commute and temporary housing expenses and moving expenses was assumed by Simmons which resulted in additional compensation of $35,443, $59,310 and $38,674 in 2004, 2003 and 2002, respectively.

(6) Represents a restricted stock grant of 126,176 shares of Class B common stock awarded in connection with the Acquisition. The shares vest ratably over a four year period based upon the Company meeting certain performance targets or all the shares vest on the eighth anniversary of the issuance of the shares. Additionally, vesting of the shares is accelerated upon a change in control as defined in the Incentive Plan.

(7) Such amounts principally include (i) commute and temporary housing expenses of $6,392, $27,185 and $3,749 in 2004, 2003 and 2002; (ii)
      selling expenses related to the sale of Mr. Fendrich's personal residence of $165,456 in 2004; and (iii) a car allowance of $7,200 in 2004 and 2003.

(8) Represents a restricted stock grant of 12,500 shares of Class B common stock. The shares vest ratably over a four year period based upon Sleep Country USA, Inc. meeting certain performance targets or all the shares vest on the eighth anniversary of the issuance of the shares. Additionally, vesting of the shares is accelerated upon a change in control as defined in the Incentive Plan.

(9) Such amounts principally include (i) exercise of stock options held in predecessor company of $2,050,345 in 2003 and (ii) reimbursement for the payment of taxes of $42,708 related to the purchase of Class B common stock below fair market value in connection with a restricted stock grant award in 2004.

(10) Represents a restricted stock grant of 10,000 and 6,880 shares of Class B common stock in 2004 and 2003, respectively. The shares vest ratably over a four year period based upon the Company meeting certain performance targets or all the shares vest on the eighth anniversary of the issuance of the shares. Additionally, vesting of the shares is accelerated upon a change in control as defined in the Incentive Plan.

(11)     All other compensation amounts include:

    (a) contributions to our ESOP in 2002 in the amount of $16,170 for Mr. Eitel; $17,147 for Mr. Hellyer; $14,229 for Mr. Creekmuir; and $14,193 for Mr. Damewood, respectively;

    (b)  contributions to Sleep Country's Profit Sharing Plan for Mr. Fendrich;

    (c) contributions to our 401(k) plan in 2004, 2003 and 2002, respectively, in the amounts of $16,000, $12,000 and $11,058 for Mr. Eitel; $13,000,
         $12,000 and $10,875 for Mr. Hellyer; $13,000, $12,000 and $11,000 for
         Mr. Creekmuir; and $13,000, $11,890 and $11,000 for Mr. Damewood; and

    (d) premiums for term life insurance and long-term disability insurance in 2004, 2003 and 2002, respectively, in the amounts of $16,708, $22,268 and $21,724 for Mr. Eitel; $5,992, $7,845 and $5,591 for Mr. Hellyer;
         $10,158, $10,899 and $8,340 for Mr. Creekmuir; and $6,895, $1,700 and
         $1,323 for Mr. Damewood. These premiums were taxable to Messrs. Eitel, Hellyer, Creekmuir, and Damewood. The personal income tax impact of these items were assumed by Simmons for Messrs. Eitel, Hellyer and Creekmuir, which resulted in additional compensation in 2004, 2003 and 2002, respectively, in the amounts of $5,854, $10,266 and $9,994 for Mr. Eitel; $2,548, $3,617 and $2,543 for Mr. Hellyer; and $1,604,
         $5,025 and $3,845 for Mr. Creekmuir.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

      There were no options granted in fiscal year 2004. In connection with the Acquisition, all option plans were terminated.

EMPLOYMENT ARRANGEMENTS, TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

      Executive Employment Agreements. Each of the members of our senior leadership team ("SLT"), which includes Charles Eitel, William Creekmuir, Robert Hellyer and Rhonda Rousch, have entered into executive employment agreements with Simmons Company and Simmons Bedding Company on substantially similar terms to their previous existing arrangements. The agreements have two-year terms with evergreen renewal provisions and contain usual and customary restrictive covenants, including two-year non-competition provisions, non-disclosure of proprietary information provisions, provisions relating to non-solicitation/no hire of employees or customers and non-disparagement provisions. In the event of a termination without "cause" or departure for "good reason," the terminated senior executives are entitled to severance equal to two years salary plus an amount equal to their pro-rated bonus for the year of termination.

      Put/Call Arrangements. Under Simmons Company's Securityholders' Agreement, Simmons Company has the right to purchase for fair market value a management stockholder's Class A common stock upon termination of such management stockholder's employment for any reason; provided that, if such employee is terminated for "cause" or voluntarily quits, Simmons Company may repurchase such shares at the lower of fair market value and cost. In addition, upon termination of one of the members of the SLT by Simmons Company without "cause" or by the employee for "good reason," such employee may require Simmons to repurchase shares of Class A common stock held by them for fair market value. With respect to other employee holders of Class A Common Stock, if such employee is terminated without "cause," then such employee may require Simmons Company to repurchase shares of Class A Common Stock held by such employee for the lower of fair market value and cost. Fair market value will be initially determined by the board of directors of Simmons Company. Under restricted stock agreements, upon termination of employment for any reason, Simmons Company has the right to repurchase such terminated employee's Class B common stock.

EMPLOYEE BENEFIT PLANS

      The Incentive Plan was adopted in connection with the Transactions and is used to attract and retain the best available personnel, to provide additional incentive to persons who provide services to us, and to promote the success of our business. The Incentive Plan is administered by the board of directors of Simmons Company or, at its election, by one or more committees consisting of one or more members who have been appointed by that board of directors. The board of directors of Simmons Company is authorized to grant options, restricted stock or other awards to our employees, directors, and consultants or any direct or indirect corporate or other subsidiary in which we own at least 50% of the outstanding equity interests. Restricted shares of Class B common stock representing up to fifteen percent (15%) of the capital stock of Simmons Company (on a fully diluted basis) may be issued pursuant to awards under the Incentive Plan. Awards of restricted stock shall be made pursuant to restricted stock agreements and may be subject to vesting and other restrictions as determined by the board of directors of Simmons Company, or a committee of the board. Among other things, the restricted stock agreements provide, under certain conditions, for acceleration in vesting of the stock upon a change in control and all restricted stock vests on the eight anniversary of the issuance of the restricted stock. See "Certain Relationships and Related Party Transactions -- Restricted Stock Agreement."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Compensation decisions regarding the Company's executive officers are made by the compensation committee of the board of directors for Simmons Company. The members of the compensation committee as of December 25, 2004 are Messrs. Abbrecht, Eitel, and Schoen. Mr. Eitel is our chairman of the board and Chief Executive Officer. Mr. Eitel cannot vote on his own compensation.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      The compensation committee is responsible for the general compensation policies of the Company, and in particular is responsible for setting and administering the policies that govern executive compensation. The compensation committee evaluates the performance of the SLT and determines the compensation levels for the same.

      The objective of the compensation committee is to establish policies and programs to attract and retain key executives, and to reward performance by these executives which benefit the Company. The primary elements of executive compensation are base salary, annual cash bonus and restricted stock awards. The salary is based on factors such as the individual executive officer's level of responsibility, and a comparison to similar positions in the Company and in comparable companies. The annual cash bonuses are currently based on the Company's performance measured against attainment of financial objectives. Restricted stock awards have vesting schedules tied to the achievement of certain financial objectives of the Company and are intended to align management's interests with those of the Company and its stockholders in promoting the long-term growth of the Company. Further information on each of these compensation elements follows.

SALARIES

      With respect to the Mr. Eitel, each member of the board of directors assesses his performance and this information is then summarized for the compensation committee. The compensation committee then adjusts the Mr. Eitel's base salary based on this performance assessment and external market equity. Other members of the SLT are reviewed annually by Mr. Eitel and Mr. Eitel makes a recommendation of a salary adjustment to the compensation committee. Competitive compensation data is also a major factor in establishing the salary of each member of the SLT, but no precise formula is applied in the consideration of this data. The compensation committee's review and final determination of the salaries for the members of the SLT takes place annually.

      For the other executive officers, base salaries are adjusted annually by the SLT, following a review by the member of the SLT to whom the executive officer reports. In the course of the review, performance of the individual with respect to specific objectives is evaluated, as are any increases in responsibility, and competitive salaries, internally and externally, for similar positions. The specific objectives for each executive officer are set by the particular SLT member to whom the executive officer reports, and will vary annually for each executive position based on the objectives of the Company. The performance review is based on individual competencies and contributions and therefore the performance of the Company does not weigh heavily in the result. Annually, the compensation committee reviews a listing of all officers base salaries and annual increases.

ANNUAL CASH BONUSES

      Certain of our employees are eligible, pursuant to their offers of employment, to receive annual cash bonuses based on the Company's performance measured against attainment of financial objectives.

RESTRICTED STOCK AWARDS

      The Company has adopted the Incentive Plan to provide incentives to the management and independent directors of the Company and its affiliates by granting them restricted stock awards of Class B common stock of Simmons Company. These restricted stock awards granted to our management are intended to provide an incentive to for management to continue their employment over a long term, and to align their interests with the Simmons Company by providing a stake in the same. The compensation committee recommends grants to the board which determines whether such grants are appropriate. In making such recommendations, the compensation committee takes into account the total number of shares available for grant, prior grants outstanding, and estimated requirements for future grants. Individual awards take into account the manager's contributions to the Company and its affiliates, scope of responsibilities, strategies and operational goals, and salary. In recommending a restricted stock award for Mr. Eitel, the compensation committee weighs all of the above factors, but also recognizes his critical role in developing strategies for the long-term benefit of the Company. Restricted stock awards are an important element in attracting and retaining capable executives at all levels, and this is particularly so in the case of our chief executive officer.

OTHER BENEFITS

      Periodically, the compensation committee assesses the other benefits provided to executive officers and other managers of the Company and its affiliates.

      The compensation committee continually reviews the Company and its affiliates' compensation programs to ensure the overall package is competitive, balanced, and that proper incentives and rewards are provided.

Compensation Committee:

Todd M. Abbrecht
Charles R. Eitel
Scott A. Schoen

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding beneficial ownership of our indirect parent, Simmons Company, by: (1) each person or entity owning any class of Simmons Company's outstanding securities and (2) each member of the board of directors, each of our named executive officers, each member of our management committee and our executive officers as a group. Simmons Company's outstanding securities consisted of 3,870,833.66 shares of Class A common stock as of March 1, 2005. We have also authorized 688,235 shares of Class B common stock, of which 687,707 shares were outstanding as of March 1, 2005 for issuance pursuant to the restricted stock agreement under the Incentive Plan. See "Certain Relationships and Related Party Transactions -- Amended and Restated Certificate of Incorporation of Simmons Company." The Class A common stock and Class B common stock generally have identical voting rights. To our knowledge, each such stockholder has sole voting and investment power as to the common stock shown unless otherwise noted. Beneficial ownership of the common stock listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.

                                                      PERCENTAGE           PERCENTAGE
                                           CLASS A    OF CLASS A  CLASS B  OF CLASS B
                                           COMMON       COMMON    COMMON     COMMON    PERCENT
NAME AND ADDRESS                            STOCK       STOCK      STOCK     STOCK     OF TOTAL
--------------------------------------  ------------  ----------  -------  ----------  --------
Principal Securityholders:
  Thomas H. Lee Partners L.P. and
    Affiliates (1)                      3,270,940.05      84.5%         -       -%        71.8%
  Fenway Partners Capital Fund II,
    L.P. and Affiliates (2)               387,837.03      10.0          -       -          8.5
Directors and Executive Officers:
  Charles R. Eitel (3)                     50,000.00       1.3    183,529    26.7          5.1
  Robert W. Hellyer (3)(4)                 34,534.52         *    126,176    18.3          3.5
  William S. Creekmuir (3)(4)              32,382.75         *    114,706    16.7          3.2
  Stephen G. Fendrich (3)(4)                       -         -     12,500     1.8            *
  Kevin Damewood (3)(4)                     6,143.78         *     16,880     2.5            *
  Todd M. Abbrecht (1)                  3,270,940.05      84.5          -       -         71.8
  Robin Burns-McNeill (3)                          -         -      2,500       *            *
  William P. Carmichael (3)                        -         -      2,500       *            *
  David A. Jones (3)                        2,000.00         *      2,500       *            *
  B. Joseph Messner (3)                            -         -      2,500       *            *
  Albert L. Prillaman (3)                   2,500.00         *      2,500       *            *
  Scott A. Schoen (1)                   3,270,940.05      84.5          -       -         71.8
  George R. Taylor (1)                  3,270,940.05      84.5          -       -         71.8
All directors and executive officers
    as a group (13 persons)(1)(4)       3,427,160.32      88.5%   555,764    80.8%        87.4%

------------------

*     less than 1%

(1) Includes interests owned by each of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V. L.P., Thomas H. Lee Investors Limited Partnership, 1997 Thomas H. Lee Nominee Trust, Putnam Investments Holdings, LLC, Putnam Investments Employees' Securities Company I, LLC, and Putnam Investments Employees' Securities Company II, LLC, Thomas H. Lee Equity Fund V, L.P. and Thomas
      H. Lee Parallel Fund V, L.P. are Delaware limited partnerships, whose general partner is THL

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

      Scott A. Schoen is co-President of Thomas H. Lee Advisors, LLC. Todd M. Abbrecht is a Managing Director of Thomas H. Lee Advisors, LLC. George R. Taylor is a Vice President of Thomas H. Lee Advisors, LLC. Each of Messrs. Schoen, Abbrecht and Taylor may be deemed to beneficially own Class A Common Stock held of record by Thomas H. Lee Equity Fund V, L.P., Thomas
      H. Lee Parallel Fund V, L.P. and Thomas H. Lee Equity (Cayman) Fund V. L.P. Each of these individuals disclaims beneficial ownership of such units except to the extent of their pecuniary interest therein.

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

(2) Includes interest owned by Simmons Holdings, LLC; FPIP, LLC and FPIP Trust, LLC. The address for Fenway Capital Fund II, L.P. is 152 West 57th Street, 59th Floor, New York, New York 10019.

(3) The address of Charles R. Eitel, Robert W. Hellyer, William S. Creekmuir, Stephen G. Fendrich, Kevin Damewood, David A. Jones, William P. Carmichael, B. Joseph Messner, Albert L. Prillaman, and Robin Burns-McNeill is c/o Simmons Bedding Company, One Concourse Parkway, Suite 800, Atlanta, Georgia 30328.

(4) Pursuant to a shareholders agreement, Mr. Eitel has the voting power of the employees and executive officers as to the common stock shown.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      MANAGEMENT AGREEMENT

      Pursuant to the management agreement entered into in connection with the Acquisition, THL Managers V, LLC renders certain advisory and consulting services to the Company and each of its subsidiaries. In consideration of those services, the Company has agreed to pay to THL Managers V, LLC, an affiliate of Thomas H. Lee Partners, semi-annually, an aggregate per annum management fee equal to the greater of:

      -     $1,500,000; or

      - an amount equal to 1.0% of the consolidated earnings before interest, taxes, depreciation and amortization of Simmons for such fiscal year, but before deduction of any such fee. We paid management fees, inclusive of expenses, of $1.7 million in 2004.

      The Company also agreed to indemnify THL Managers V, LLC and its affiliates from and against all losses, claims, damages and liabilities arising out of or related to the performance by Thomas H. Lee Partners Managers V, LLC of the services pursuant to the management agreement.

      AMENDED AND RESTATED CERTIFICATE OF INCORPORATION OF SIMMONS COMPANY

      The Amended and Restated Certificate of Incorporation of Simmons Company, our indirect parent, contains, among other provisions, the following terms:

      Description of the Capital Stock of Simmons Company. Simmons Company has two classes of common stock -- Class A common stock and Class B common stock. The Class A common stock is held by THL, Fenway Partners, directors and those members of management who elected to acquire such shares in connection with the Acquisition. The Class A common stock earns a preferred return of 6% per annum. Each holder of Class A common stock is entitled to one vote (or a fraction thereof) for each share (or fraction thereof) of Class A common stock owned by such holder. Simmons Company is also authorized to issue Class B common stock, which has identical rights to the Class A common stock, except with respect to distributions (as described below). The Class B common stock is restricted and subject to vesting as described in restricted stock agreements with the holders. Each holder of Class B common stock is entitled to one vote (or a fraction thereof) for each share (or fraction thereof) of Class B common stock issued to such holder.

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

      SECURITYHOLDERS' AGREEMENT

      Pursuant to the Securityholders' Agreement entered into in connection with the Acquisition, securities of Simmons Company are subject to certain restrictions on transfer, other than certain exempt transfers as defined in the Securityholders' Agreement, as well as the other provisions described below.

      The Securityholders' Agreement provides that all parties to the agreement will vote all their shares to elect and continue in office the board of directors of Simmons Company, consisting of up to nine directors composed of:

      -     five persons designated by THL;

      -     one person who will be the Chief Executive Officer of Simmons
            Company; and

      - up to three independent persons designated by the nominating and governance committee.

      The Securityholders' Agreement also provides:

      - holders of Class A Common Stock with customary "tag-along" rights with respect to transfers of shares of Simmons Company beneficially owned by THL;

      - Simmons Company and then THL with a "right of first refusal" with respect to transfers of shares of Simmons Company held by the management stockholders and Fenway Partners;

      -     holders of Class A Common Stock with customary "preemptive rights";

      - THL with "drag-along" rights with respect to all shares of Class A common stock and Class B common stock in a sale of Simmons Company or its subsidiaries; and

      - four Simmons senior managers holding Class A Common Stock with the right to "put" all or a portion of their shares to Simmons Company at fair market value if terminated without cause or for good reason.

      - Simmons Company the right to purchase all or a portion of a terminated management stockholder's shares of Simmons Company; and

      - employees, other than the four Simmons senior managers, holding Class A Common Stock right to "put" all or a portion of their shares to Simmons Company at the lower of fair market value and cost if terminated without cause.

      Upon a public offering, the fair market value of Simmons Company will be determined by its board of directors. The shares of Class A common stock will be exchanged for shares of Class B common stock with the number of shares of Class B common stock to be based upon the value of the Class A common stock at the time of the offering. To the extent we have cash available and to the extent not restricted by market conditions related to the offering, the holders of Class A common stock will be entitled to receive in cash, unless otherwise determined by the board of directors of Simmons Company, an amount up to their original investment plus the 6% accrued yield. Any amounts received in cash by the holders of Class A common stock will reduce the value of the Class A common stock used to compute the number of shares of Class B common stock to be issued in such exchange.

      EQUITY REGISTRATION RIGHTS AGREEMENT

      THL is entitled to request up to four registrations of the Class A common stock of Simmons Company under the Securities Act at any time after the closing of the Acquisition. In connection therewith, each signatory of the registration rights agreement agrees that it will vote, or cause to be voted, all common stock over which such person has power to vote to effect any stock split deemed necessary to facilitate the effectiveness of a requested registration. All holders of vested common stock are entitled to piggyback rights on any registration by Simmons Company.

      DEFERRED COMPENSATION PLAN

      Certain members of management who were entitled to receive option proceeds in connection with the Acquisition elected to become participants in a deferred compensation plan whereby deferred compensation accounts deemed to be invested in Class A common stock (although no actual Class A common stock will be purchased) and track distributions to be made to the holders of Class A common stock. The participants in the deferred compensation plan elected to terminate the plan on June 3, 2004 and received a distribution of Class A common stock equivalent to their deemed Class A common stock.

      CONSULTING SERVICES

      During 2004, Rousch Consulting Group, Inc. provided consulting services to Simmons Bedding Company for aggregate payments of approximately $156,000, inclusive of out-of-pocket expenses of approximately $30,000. Rousch
Consulting Group, Inc. is wholly owned by Edward L. Rousch, husband of our Executive Vice President -- Human Resources and Assistant Secretary, Rhonda C. Rousch.

      During 2004, Edge of the World Creative, LLC provided consulting and entertainment services to Simmons Bedding Company for aggregate payments of approximately $55 thousand. The daughter of Mr. Eitel is a member and acting manager of Edge of the World Creative, LLC and her share of the consulting fee was approximately $18,000.

      TRANSACTIONS WITH MR. EITEL

      Mr. Eitel owns a motor yacht, which he made available to Simmons Bedding Company for 25 days during 2004 as a venue for corporate and other functions. As compensation for the use of Mr. Eitel's motor yacht, we paid compensation to the captain of Mr. Eitel's motor yacht in the amount of $80,000, plus benefits of $12,159. On January 1, 2005, we ceased compensating the captain of Mr. Eitel's motor yacht, but will continue to use the motor yacht as a venue for corporate and other functions. Mr. Eitel will be reimbursed solely for any out of pocket expenses associated with the functions.

      EMPLOYMENT OF RELATED PARTIES

      A son and a son-in-law of Mr. Eitel were employed by Simmons Bedding Company during fiscal year 2004, and each of them received compensation that exceeded $60,000. In each case, their compensation and qualifications were commensurate with others who hold equivalent positions with Simmons Bedding Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees were billed to us by our principal accountants, PricewaterhouseCoopers LLP, for audit services related to the two most recent fiscal years and for other professional services billed in the most recent two fiscal years were as follows:

                          2004        2003
                      -----------  ----------
Audit Fees            $   354,250  $  215,929
Audit-Related Fees        865,915     327,275
Tax Fees                  210,933     450,217
All Other Fees              1,400       1,400
                      -----------  ----------
Total                 $ 1,432,498  $  994,821
                      ===========  ==========

Audit-Related Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of Simmons Company or Simmons Bedding Company financial statements. This category includes fees related to debt and equity offerings, due diligence related to mergers and acquisitions, and accounting consultations about the application of GAAP to proposed transactions.

Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees consist of licensing fees paid in connection with the use of PricewaterhouseCoopers accounting and research software.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

      The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent auditor. The Audit Committee has approved the pre-authorization of audit and non-audit services up to $50,000.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) The following consolidated financial statements of Simmons Bedding Company and its subsidiaries are included in Part II, Item 8:

            Report of Independent Accountants

            Consolidated Statements of Operations for the year ended December 25, 2004, period from December 20, 2003 through December 27, 2003, period from December 29, 2002 through December 19, 2003 and for the year ended December 28, 2002

            Consolidated Balance Sheets at December 25, 2004 and December 27,
            2003

            Consolidated Statement of Changes in Stockholder's Equity (Deficit) for the year ended December 25, 2004, period from December 20, 2003 through December 27, 2003, period from December 29, 2002 through December 19, 2003 and for the year ended December 28, 2002

            Consolidated Statements of Cash Flows for the year ended December 25, 2004, period from December 20, 2003 through December 27, 2003, period from December 29, 2002 through December 19, 2003 and for the year ended December 28, 2002

            Notes to the consolidated financial statements

(a)(2)   Financial Statement Schedule

            Schedule II - Valuation Accounts

(a)(3)   The exhibits to this report are listed in section (b) of Item 14 below.

(b)      Exhibits:

      The following exhibits are filed with or incorporated by reference into this Form 10-K. For the purposes of this exhibit index, references to "the Registrant" include Simmons Bedding Company, both prior to and following the transactions that occurred on December 19, 2003. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either the (i) Registration Statement on Form S-4 under the Securities Act of 1933 for the Registrant, File No. 333-76723 (referred to as "1999 S-4"), (ii) Registration Statement on Form S-4 under the Securities Act of 1933 for the Registrant, File No. 333-113861 (referred to as "2004 S-4"), (iii) Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (referred to as "9/30/00 10-Q"), (iv) Annual Report on Form 10-K for the year ended December 29, 2001 (referred to as "2001 10-K"), (v) Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 (referred to as "3/30/02 10-Q"), (vi) Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 (referred to as "6/29/02 10-Q"), (vii) Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 (referred to as "9/28/02 10-Q"),
      (viii) Annual Report on Form 10-K for the year ended December 28, 2002 (referred to as "2002 10-K"), (ix) Annual Report on Form 10-K for the year ended December 27, 2003 (referred to as "2003 10-K") or (x) Current Report on Form 8-K filed September 2, 2004 (referred to as "9/02/04 8-K"). Exhibits filed herewith have been denoted by a pound sign (#).

                                  EXHIBIT INDEX

Number                                Description
*2.1     Agreement and Plan of Merger dated as of December 19, 2003, by and between THL Bedding Company and Simmons Holdings, Inc. (2003 10-K)

*2.2 Agreement and Plan of Merger dated as of December 19, 2003, by and between Simmons Company and Simmons Holdings, Inc. (2003 10-K)

#3.1     Amended and Restated Certificate of Incorporation of Simmons Bedding
         Company.

*3.2 Certificate of Ownership and Merger of Simmons Company with and into Simmons Holdings, Inc. (2003 10-K)

*3.3     By-laws of Simmons Bedding Company. (2003 10-K)

*4.1     Indenture dated as of December 19, 2003, among Simmons Bedding Company
         (f/k/a THL Bedding Company), the Guarantors party thereto and Wells
         Fargo Bank Minnesota, National Association, as trustee. (2003 10-K)

*10.1    Labor Agreement between the Company and The United Steel Workers, Local
         No. 2401 for all production at the Atlanta, Georgia plant of the Company excluding office workers, supervisors, foremen, inspectors, watchmen, plant guards, departmental coordinators, carload checkers or persons in any way identified with management for the period from October 16, 2001 to October 15, 2005 (2001 10-K).

*10.2    Labor Agreement between the Company and The United Steel Workers, Local
         No. 515U for all employees at the Los Angeles, California plant of the Company excluding executives, sales employees, office workers, and supervisors for the period from October 16, 2001 to October 15, 2005
         (2001 10-K).

*10.3 Lease Agreement at Concourse between Concourse I, Ltd., as Landlord, and the Company, as Tenant, dated as of April 20, 2000, as amended
         (9/30/00 10-Q).

*10.4    Lease between Beaver Ruin Business Center-Phase V between St. Paul
         Properties, Inc., as Landlord, and the Company, as Tenant, dated as of October 19, 1994, as amended by Addendum to Lease, dated as of September 1, 1995 (1999 S-4).

*10.5    Loan Agreement, dated as of November 1, 1982, between the City of
         Janesville, Wisconsin and the Company, as successor by merger to Simmons Manufacturing Company, Inc., relating to $9,700,000 City of
         Janesville, Wisconsin Industrial Development Revenue Bond, Series A
         (1999 S-4).

*10.6 Loan Agreement between the City of Shawnee and the Company relating to the Indenture of Trust between City of Shawnee, Kansas and State Street
         Bank and Trust Company of Missouri, N.A., as Trustee, dated as of December 1, 1996 relating to $5,000,000 Private Activity Revenue Bonds,
         Series 1996 (1999 S-4).

*10.7    Loan Agreement dated as of December 12, 1997 between Simmons Caribbean
         Bedding, Inc. and Banco Santander Puerto Rico (1999 S-4).

*10.8 Simmons Retirement Savings Plan adopted February 1, 1987, as amended and restated January 1, 2002 (3/30/02 10-Q).

*10.8.1 First Amendment to the Simmons Retirement Savings Plan effective for years beginning after December 31, 2001 (3/30/02 10-Q).

*10.9 Retirement Plan for Simmons Company Employees adopted October 31, 1987, as amended and restated May 1, 1997 (3/30/02 10-Q).

*10.9.1 First Amendment to the Retirement Plan for Simmons Company Employees effective for years ending after December 31, 2001 (3/30/02 10-Q).

*10.10 Stock Purchase Agreement dated as of November 17, 2003, by and among Simmons Holdings, Inc., THL Bedding Company and the sellers named therein. (2003 10-K)

*10.11 ESOP Stock Sale Agreement dated as of November 21, 2003, by and among Simmons Holdings, Inc., State Street Bank and Trust Company, solely in its capacity as trustee, of the Simmons Company Employee Stock Ownership Trust, and THL Bedding Company. (2003 10-K)

*10.12 Amendment to Employee Stock Ownership Plan Trust Agreement dated as of December 16, 2003, between Simmons Company and State Street Bank and Trust Company, as trustee under the Trust Agreement. (2003 10-K)

*10.13 Management Agreement dated as of December 19, 2003, by and between Simmons Company and THL Managers V, LLC. (2003 10-K)

*10.14 Senior Manager Restricted Stock Agreement dated as of December 19, 2003, between THL Bedding Company and Charles R. Eitel. (2003 10-K)

*10.15 Senior Manager Restricted Stock Agreement dated as of December 19, 2003, between THL Bedding Company and Robert W. Hellyer. (2003 10-K)

*10.16 Senior Manager Restricted Stock Agreement dated as of December 19, 2003, between THL Bedding Company and William S. Creekmuir. (2003 10-K)

*10.17 Senior Manager Restricted Stock Agreement dated as of December 19, 2003, between THL Bedding Company and Rhonda C. Rousch. (2003 10-K)

*10.18 Restricted Stock Agreement dated as of December 19, 2003, between THL Bedding Holding Company and the Persons named therein. (2003 10-K)

*10.19   THL Bedding Holding Company Equity Incentive Plan. (2003 10-K)

*10.20   THL Bedding Holding Company Deferred Compensation Plan. (2003 10-K)

*10.21 Employment Agreement dated as of December 19, 2003, among THL Bedding Holding Company, Simmons Company and Charles R. Eitel. (2003 10-K)

*10.22 Employment Agreement dated as of December 19, 2003, among THL Bedding Holding Company, Simmons Company and Robert W. Hellyer. (2003 10-K)

*10.23 Employment Agreement dated as of December 19, 2003, among THL Bedding Holding Company, Simmons Company and William S. Creekmuir. (2003 10-K)

*10.24 Employment Agreement dated as of December 19, 2003, among THL Bedding Holding Company, Simmons Company and Rhonda C. Rousch. (2003 10-K)

*10.25 Management Subscription and Stock Purchase Agreement dated as of December 19, 2003, by and among THL Bedding Holding Company and the Persons named therein. (2003 10-K)

*10.26 Amended and Restated Credit and Guaranty Agreement, dated as of August 27, 2004, among Simmons Bedding Company, as Company, THL-SC Bedding Company and certain subsidiaries of the Company, as Guarantors, the financial institutions listed therein, as Lenders, UBS Securities LLC, as Joint Lead Arranger and as Co-Syndication Agent, Deutsche Bank AG, New

         York Branch, as Administrative Agent and Collateral Agent, General Electric Capital Corporation, as Co-Documentation Agent, CIT Lending Services Corporation, as Co-Documentation Agent, and Goldman Sachs Credit Partners L.P., as Sole Bookrunner, a Joint Lead Arranger and as Co-Syndication Agent (9/02/04 8-K)

*10.27 Senior Unsecured Term Loan and Guaranty Agreement, dated December 19, 2003, among THL Bedding Company, as Company, THL-SC Bedding Company and certain subsidiaries of the Company, as Guarantors, the financial institutions listed therein, as Lenders, Goldman Sachs Credit Partners L.P., as Sole Bookrunner, a Joint Lead Arranger and as Co-Syndication Agent, UBS Securities LLC, as Joint Lead Arranger and as Co-Syndication Agent, and Deutsche Bank AG, New York Branch, as Administrative Agent. (2003 10-K)

*10.28 Assumption Agreement, dated December 19, 2003, made by Simmons Holdings, Inc., Simmons Company and certain subsidiaries of Simmons, as Guarantors, in favor of Deutsche Bank, AG, New York Branch, as Administrative Agent for banks and other financial institutions or entities, the Lenders, parties to the Credit Agreement and Term Loan Agreement. (2003 10-K)

*10.29 Pledge and Security Agreement dated December 19, 2003, between each of the grantors party thereto and Deutsche Bank AG, New York Branch, as the Collateral Agent. (2003 10-K)

*10.30   2002 Stock Option Plan (2002 10-K)

*10.31 Simmons Company Employee Stock Ownership Plan adopted January 31, 1998, as amended and restated December 29, 2001 (3/30/02 10-Q).

*10.31.1 First Amendment to the Simmons Company Employee Stock Ownership Plan effective for years ending after December 31, 2001 (3/30/02 10-Q)

#12.1    Computation of ratio of earnings to fixed charges

#21.1    Subsidiaries of Simmons Bedding Company

#31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

#31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

#32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                             SIMMONS BEDDING COMPANY

                        SCHEDULE II -- VALUATION ACCOUNTS

VALUATION ACCOUNTS

                                         COL. B                                 COL. E
                                       BALANCE AT                             BALANCE AT
                 COL. A               BEGINNING OF     COL. C      COL. D       END OF
              DESCRIPTION                PERIOD      ADDITIONS   DEDUCTIONS     PERIOD
-----------------------------------   ------------   ---------   ----------   ----------
Fiscal year ended December 25, 2004
  Doubtful accounts                      $ 2,920      $ 2,479     $ 2,911       $ 2,488
  Discounts and returns, net               2,040          604           -         2,644
                                         -------      -------     -------       -------
                                         $ 4,960      $ 3,083     $ 2,911       $ 5,132
                                         =======      =======     =======       =======

For the period from December 20, 2003
to December 27, 2003
  Doubtful accounts                      $ 2,867      $ 1,110     $ 1,057       $ 2,920
  Discounts and returns, net               2,040            0           0         2,040
                                         -------      -------     -------       -------
                                         $ 4,907      $ 1,110     $ 1,057       $ 4,960
                                         =======      =======     =======       =======
_______________________________________________________________________________________

For the period from December 29, 2002
to December 19, 2003
  Doubtful accounts                      $ 3,134      $ 2,730     $ 2,997       $ 2,867
  Discounts and returns, net               2,152            -         112         2,040
                                         -------      -------     -------       -------
                                         $ 5,286      $ 2,730     $ 3,109       $ 4,907
                                         =======      =======     =======       =======

Fiscal year ended December 28, 2002
  Doubtful accounts                      $ 1,879      $ 3,082     $ 1,827       $ 3,134
  Discounts and returns, net               2,885            -         733         2,152
                                         -------      -------     -------       -------
                                         $ 4,764      $ 3,082     $ 2,560       $ 5,286
                                         =======      =======     =======       =======

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMMONS BEDDING COMPANY

(Registrant)

March 22, 2005                   By: /s/ William S. Creekmuir
                                     ----------------------------------------
                                     William S. Creekmuir, Executive Vice
                                     President,
                                     Chief Financial Officer,
                                     Assistant Treasurer and Assistant Secretary
                                     (Principal Financial Officer)

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

/s/ Charles R. Eitel                                        March 22, 2005
------------------------------------------------------
Charles R. Eitel, Chairman of the Board of Directors;
Director; and Chief Executive Officer
(Principal Executive Officer)

/s/ Todd M. Abbrecht                                        March 22, 2005
------------------------------------------------------
Todd M. Abbrecht, Director

/s/ Robin Burns-McNeill                                     March 22, 2005
------------------------------------------------------
Robin Burns-McNeill, Director

/s/ William P. Carmichael                                   March 22, 2005
------------------------------------------------------
William P. Carmichael, Director

/s/ David A. Jones                                          March 22, 2005
------------------------------------------------------
David A. Jones, Director

/s/ B. Joseph Messner                                       March 22, 2005
------------------------------------------------------
B. Joseph Messner, Director

/s/ Albert L. Prillaman                                     March 22, 2005
------------------------------------------------------
Albert L. Prillaman, Director

/s/ Scott A. Schoen                                         March 22, 2005
------------------------------------------------------
Scott A. Schoen, Director

/s/ George R. Taylor                                        March 22, 2005
------------------------------------------------------
George R. Taylor, Director

/s/ Mark F. Chambless                                       March 22, 2005
------------------------------------------------------
Mark F. Chambless, Vice President &
Corporate Controller; (Principal Accounting Officer)