Form 10-Q
period 2005-03-26
SIMMONS BEDDING CO
filed 2005-05-10
CIK 1014022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-113861

SIMMONS BEDDING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	13-3875743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Concourse Parkway, Suite 800, Atlanta, Georgia	30328-6188
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 512-7700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☐ Yes ☑ No

     The number of shares of the registrant’s common stock outstanding as of May 10, 2005 was 100.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Simmons Bedding Company and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands)

	Quarter	Quarter
	Ended	Ended
	March 26,	March 27,
	2005	2004
Net sales	$205,582	$223,320
Cost of products sold	114,166	119,865

Gross profit	91,416	103,455

Operating expenses:
Selling, general and administrative expenses	79,070	85,261
Amortization of intangibles	1,441	3,486
Licensing fees	(2,051)	(2,581)

	78,460	86,166

Operating income	12,956	17,289

Interest expense, net	12,189	11,093

Income before income taxes	767	6,196
Income tax expense	284	2,231

Net income	483	3,965

Other comprehensive income:
Foreign currency translation adjustment	3	(2)

Comprehensive income	$486	$3,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Bedding Company and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	March 26,	December 25,
	2005	2004*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,818	$23,854
Accounts receivable, less allowances for doubtful receivables, discounts, and returns of $6,067 and $5,131	77,428	85,433
Inventories	33,482	33,300
Deferred income taxes	1,954	2,445
Other current assets	15,884	20,204

Total current assets	146,566	165,236

Property, plant and equipment, net	61,764	62,842
Goodwill	491,750	488,686
Intangible assets, net	541,541	542,983
Due from parent company	2,365	2,489
Other assets	41,168	41,987

	$1,285,154	$1,304,223

*	Derived from the Company’s 2004 audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Bedding Company and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	March 26,	December 25,
	2005	2004*
	(Unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$457	$4,124
Accounts payable	51,254	54,380
Accrued liabilities	56,628	68,977

Total current liabilities	108,339	127,481

Non-current liabilities:
Long-term debt	747,939	748,015
Deferred income taxes	154,415	154,775
Other	13,368	13,345

Total liabilities	1,024,061	1,043,616

Commitments and contingencies

Common stockholder’s equity:
Common stock, $.01 par value; 3,000 shares authorized; 100 issued and outstanding	1	1
Additional paid-in capital	243,052	243,052
Retained earnings	17,907	17,424
Accumulated other comprehensive income	133	130

Total common stockholder’s equity	261,093	260,607

	$1,285,154	$1,304,223

*	Derived from the Company’s 2004 audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Bedding Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Quarter Ended	Quarter Ended
	March 26,	March 27,
	2005	2004
Cash flows from operating activities:
Net income	$483	$3,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,462	7,621
Provision for bad debts, net	936	915
Provision for deferred income taxes	131	1,435
Non-cash interest expense	597	472
Non-cash stock compensation expense	—	3,308
Net changes in operating assets and liabilities:
Accounts receivable	7,069	(17,946)
Inventories	(182)	4,285
Other current assets	4,320	4,524
Accounts payable	(3,126)	4,708
Accrued liabilities	(15,436)	2,392
Other, net	(2,297)	(3,408)

Net cash (used in) provided by operating activities	(1,043)	12,271

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,378)	(1,817)
Other, net	1	6

Net cash used in investing activities	(1,377)	(1,811)

Cash flows from financing activities:
Proceeds from parent company, net	124	—
Payments of senior credit facility, net	(3,655)	(11,675)
Payments of other debt	(88)	(641)
Payments of financing fees	—	(238)

Net cash used in financing activities	(3,619)	(12,554)

Net effect of exchange rate changes on cash	3	(2)

Change in cash and cash equivalents	(6,036)	(2,096)
Cash and cash equivalents, beginning of period	23,854	3,670

Cash and cash equivalents, end of period	$17,818	$1,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Bedding Company and Subsidiaries
Consolidated Statement of Changes in Stockholder’s Equity
(Dollars in thousands)

					Accumulated
			Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholder’s
	Shares	Stock	Capital	Earnings	Income	Equity
December 25, 2004 (audited)	100	$1	$243,052	$17,424	$130	$260,607

Net income	—	—	—	483	—	483
Other comprehensive income:
Change in foreign currency translation	—	—	—	—	3	3

Comprehensive income	—	—	—	483	3	486

March 26, 2005 (unaudited)	100	$1	$243,052	$17,907	$133	$261,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Bedding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A.	Basis of Presentation

     For purposes of this report, the “Company” refers to Simmons Bedding Company and its subsidiaries, collectively. These condensed consolidated financial statements of the Company are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “Commission”). The accompanying unaudited condensed consolidated financial statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 26, 2005, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. Certain amounts in the quarter ended March 27, 2004 condensed consolidated financial statements and related footnotes have been reclassified to conform with the current year presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 25, 2004. Operating results for the period ended March 26, 2005 are not necessarily indicative of future results that may be expected for the fiscal year ending December 31, 2005 or for any future period.

     The Company operates on a 52/53 week fiscal year ending on the last Saturday in December. Fiscal year 2005 is a 53 week year, whereas fiscal year 2004 was a 52 week year. The fourth quarter of fiscal year 2005 will comprise 14 weeks, whereas each of the first, second and third quarters will comprise 13 weeks.

     The preparation of unaudited condensed consolidated financial statements in conformity with GAAP includes some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates.

B.	Inventories

     A summary of inventories follows (in thousands):

	March 26,	December 25,
	2005	2004
Raw materials	$18,383	$18,135
Work-in-progress	1,181	1,236
Finished goods	10,470	9,934
Inventory held at retail stores	3,448	3,995

	$33,482	$33,300

C.	Acquisitions and Dispositions

     In December 2003, THL Bedding Company, a wholly owned subsidiary of THL Bedding Holding Company (now known as Simmons Company) and an affiliate of Thomas H. Lee Partners, L.P., acquired Simmons Holdings, Inc. for approximately $1.115 billion, including

Simmons Bedding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

related acquisition costs (the “Acquisition”). Concurrently with the closing of this transaction on December 19, 2003, each of THL Bedding Company and the operating company of Simmons Holdings, Inc., then named Simmons Company, merged with and into Simmons Holdings, Inc. with Simmons Holdings, Inc. continuing as the surviving corporation (now known as Simmons Bedding Company).

     The Company sold its Gallery Corp. (“Mattress Gallery”) retail operations in a stock transaction on May 1, 2004 to Pacific Coast Mattress, Inc. (“PCM”) for cash proceeds of $6.3 million plus the cancellation of all intercompany debt with the exception of current trade payables owed by Mattress Gallery to the Company. The cancellation of intercompany debt was recorded as a capital contribution to Mattress Gallery. No gain or loss was recorded on the sale since Mattress Gallery was recorded at fair value in connection with the Acquisition. As of March 26, 2005, the Company continued to guarantee approximately $1.8 million of Mattress Gallery’s obligations under certain store and warehouse leases that expire over various periods through 2010. The Company does not record a liability for this obligation on the condensed consolidated balance sheet. In connection with the sale, the Company entered into a five-year supply agreement with PCM.

     The Company did not reflect the results of operations for Mattress Gallery as discontinued operations since the Company has an ongoing interest in the cash flows of the operations through the long-term supply agreement. For the quarter ended March 27, 2004, Mattress Gallery’s net sales and net loss were $9.9 million and $(2.4) million, respectively.

     On August 27, 2004, one of the Company’s then current subsidiaries, Simmons Juvenile Company, LLC (“Simmons Juvenile”), acquired certain assets and liabilities of the crib mattress and related soft goods business of Simmons Juvenile Products Company, Inc. (“Simmons Juvenile, Inc.” or “the seller”), a then-current licensee of the Company, for $19.7 million in cash, including transaction costs (the “Juvenile Acquisition”), plus contingent consideration based on Simmons Juvenile’s operating performance for the six months ended February 2005. On May 3, 2005, Simmons Juvenile merged with and into The Simmons Manufacturing Co., LLC with The Simmons Manufacturing Co., LLC continuing as the surviving corporation. The Company paid $3.1 million of the contingent consideration in April 2005 and could pay an additional $0.5 million upon final agreement with the seller of the amount of contingent consideration. The Company anticipates final settlement will occur in the second quarter of 2005. The purchase price allocation was adjusted in the first quarter of 2005 to reflect the $3.1 million payment and will be adjusted in the second quarter of 2005 upon final settlement.

     Simmons Juvenile, Inc. manufactured and sold Simmons branded crib mattresses and related soft goods to the U.S. infant market. The Juvenile Acquisition provides the Company access to the U.S. infant market.

Simmons Bedding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

     The Company recorded the Juvenile Acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

Current assets	$3,665
Property, plant and equipment	23
Goodwill	3,784
Intangibles	18,000

Total assets acquired	25,472

Current liabilities	(2,476)
Non-current liabilities	(224)

Total liabilities assumed	(2,700)

Purchase price	$22,772

     The intangible assets acquired include non-contractual customer agreements of $8.8 million and trademarks of $9.2 million. The non-contractual customer agreements have a weighted average life of eleven years. The trademarks have an indefinite life. The goodwill was assigned to the Company’s wholesale segment. The tax-deductible goodwill was $2.9 million and is expected to be deductible for tax purposes over 15 years. The tax benefit associated with the excess of tax-deductible goodwill over the reported amount of goodwill will be recognized when realized on the Company’s tax return and will reduce the reported amount of goodwill associated with the Juvenile Acquisition. There were no pre-acquisition contingencies related to the Juvenile Acquisition.

     The Juvenile Acquisition is not considered significant to the Company’s balance sheets and statements of operations; therefore pro forma information has not been presented.

D.	Goodwill

     The changes in the carrying amount of goodwill for the three months ended March 26, 2005 are as follows (in thousands):

	Wholesale
	Bedding	Retail	Consolidated
Balance as of December 25, 2004	$476,394	$12,292	$488,686
Juvenile Acquisition contingent consideration (See Note C)	3,087	—	3,087
Tax benefit allocated to reduce goodwill	(23)	—	(23)

Balance as of March 26, 2005	$479,458	$12,292	$491,750

Simmons Bedding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

E.	Warranties

     The Company’s wholesale segment warranty policy provides a 10-year non-prorated warranty service period on all first quality conventional bedding products. The Company’s juvenile bedding products have warranty periods ranging from five years to a lifetime. The Company’s policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The following table presents a reconciliation of the Company’s warranty liability for the quarters ended March 26, 2005 and March 27, 2004 (in thousands):

	March 26,	March 27,
	2005	2004
Balance at beginning of period	$3,699	$3,803
Additional warranties issued	974	1,103
Warranty settlements	(1,497)	(886)
Revisions of estimate	634	(189)

Balance at end of period	$3,810	$3,831

F.	Long-Term Debt

     A summary of long-term debt follows (in thousands):

	March 26,	December 25,
	2005	2004
Senior Credit Facility:
Revolving Loan	$—	$—
Tranche C Term Loan	392,945	396,600

Total Senior Credit Facility	392,945	396,600
Senior Unsecured Term Loan	140,000	140,000
Industrial Revenue Bonds, 7.00%, due 2017	9,700	9,700
Industrial Revenue Bonds, 3.62%, due 2016	3,800	3,800
Banco Santander Loan, 3.15%, due 2013	1,849	1,902
7.875% Senior Subordinated Notes due 2014	200,000	200,000
Other, including capital lease obligations	102	137

	748,396	752,139
Less current portion	(457)	(4,124)

	$747,939	$748,015

     As of March 26, 2005, the Company had availability to borrow $64.9 million under the revolving loan after giving effect to $10.1 million that was reserved for the Company’s reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the revolving loan may be utilized to meet the Company’s current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the revolving loan to fund distributions, acquisitions and capital expenditures.

Simmons Bedding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

     Depending on the Company’s leverage ratio, the Company may be required to prepay the tranche C term loan with up to 50% of the Company’s excess cash flow (as defined in the senior credit facility) from each fiscal year. As a result of the Company’s fiscal year 2004 excess cash flow, the Company made a $3.7 million mandatory prepayment on the tranche C term loan in March 2005. The prepayment of debt requires us to make the next quarterly principal payment on the tranche C term loan in March 2006.

     The senior credit facility and the senior unsecured term loan bear interest at the Company’s choice of the Eurodollar Rate or Base Rate (both as defined), plus the applicable interest rate margins as follows:

	Eurodollar	Base
	Rate	Rate
Revolving Loan	2.50%	1.50%
Tranche C Term Loan	2.50%	1.50%
Senior Unsecured Term Loan	3.75%	2.75%

     The weighted average interest rates per annum in effect as of March 26, 2005 for the tranche C term loan and senior unsecured term loan were 5.78% and 7.00%, respectively.

     The Company has developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. For approximately $325 million of the tranche C term loan and $140 million of the senior unsecured term loan, the Company has set the interest rate at the twelve month Eurodollar Rate on January 26, 2005, which fixed the Eurodollar Rate at 3.25% through January 26, 2006. To further address interest rate risk, the Company has an interest rate cap agreement for a notional amount of $170 million which capped the Eurodollar Rate at 5.0% for the period of January 26, 2005 through January 26, 2006. The interest rate cap agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are recorded in interest expense. The fair value of the interest rate cap agreement is less than $0.3 million. The execution of these debt instruments resulted in the Company fixing the interest rate on approximately 87% of its floating rate debt.

     The 7.875% senior subordinated notes due 2014 are fully and unconditionally guaranteed, on a joint and several basis, and on an unsecured, senior subordinated basis by all the Company’s active domestic subsidiaries. All the subsidiary guarantors are 100% owned by the Company. The following supplemental consolidating condensed financial statements provide additional guarantor/non-guarantor information.

Simmons Bedding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Supplemental Consolidating Condensed Statements of Operations
For the Quarter Ended March 26, 2005
(In thousands)

	Issuer and Guarantors
	Simmons
	Bedding	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$(16,033)	$219,394	$2,221	$—	$205,582
Cost of products sold	288	112,146	1,732	—	114,166

Gross profit	(16,321)	107,248	489	—	91,416

Operating expenses:
Selling, general and administrative expenses	51,480	27,105	485	—	79,070
Amortization of intangibles	807	634	—	—	1,441
Intercompany fees	(71,734)	71,531	203	—	—
Licensing fees	(265)	(1,607)	(179)	—	(2,051)

	(19,712)	97,663	509	—	78,460

Operating income (loss)	3,391	9,585	(20)	—	12,956
Interest expense, net	11,966	200	23	—	12,189
Income from affiliates	(9,538)	—	—	9,538	—

Income (loss) before income taxes	963	9,385	(43)	(9,538)	767
Income tax expense	480	(227)	31	—	284

Net income (loss)	$483	$9,612	$(74)	$(9,538)	$483

Simmons Bedding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Supplemental Consolidating Condensed Statements of Operations
For the Quarter Ended March 27, 2004
(In thousands)

	Issuer and Guarantors
	Simmons
	Bedding	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$(12,166)	$233,061	$2,425	$—	$223,320
Cost of products sold	313	117,699	1,853	—	119,865

Gross profit	(12,479)	115,362	572	—	103,455

Operating expenses:
Selling, general and administrative expenses	56,019	28,697	545	—	85,261
Amortization of intangibles	2,669	817	—	—	3,486
Intercompany fees	(53,929)	53,708	221	—	—
Licensing fees	(346)	(2,098)	(137)	—	(2,581)

	4,413	81,124	629	—	86,166

Operating income (loss)	(16,892)	34,238	(57)	—	17,289
Interest expense, net	10,888	196	9	—	11,093
Income from affiliates	(20,690)	—	—	20,690	—

Income (loss) before income taxes	(7,090)	34,042	(66)	(20,690)	6,196
Income tax expense	(11,055)	13,279	7	—	2,231

Net income (loss)	$3,965	$20,763	$(73)	$(20,690)	$3,965

Simmons Bedding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Supplemental Consolidating Condensed Balance Sheets
As of March 26, 2005
(In thousands)

	Issuer and Guarantors
	Simmons
	Bedding	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$12,953	$3,873	$992	$—	$17,818
Accounts receivable	—	75,817	1,611	—	77,428
Inventories	—	32,351	1,131	—	33,482
Other	8,338	9,015	485	—	17,838

Total current assets	21,291	121,056	4,219	—	146,566

Property, plant and equipment, net	11,023	45,585	5,156	—	61,764
Goodwill and other intangibles, net	68,477	964,749	65	—	1,033,291
Other assets	19,847	20,591	730	—	41,168
Due from parent company	2,365	—	—	—	2,365
Investment in affiliates	545,846	—	—	(545,846)	—

	$668,849	$1,151,981	$10,170	$(545,846)	$1,285,154

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$230	$227	$—	$457
Accounts payable and accrued liabilities	44,278	62,345	1,259	—	107,882

Total current liabilities	44,278	62,575	1,486	—	108,339

Long-term debt	732,945	13,359	1,636	—	747,939
Deferred income taxes	(14,488)	168,460	443	—	154,415
Net due to (from) affiliates	(363,360)	363,112	(457)	705	—
Other non-current liabilities	8,381	4,570	417	—	13,368

Total liabilities	407,756	612,076	3,525	705	1,024,061

Stockholder’s equity	261,093	539,905	6,646	(546,551)	261,093

	$668,849	$1,151,981	$10,170	$(545,846)	$1,285,154

Simmons Bedding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Supplemental Consolidating Condensed Statements of Cash Flows
For the Quarter Ended March 26, 2005
(In thousands)

	Issuer and Guarantors
	Simmons
	Bedding	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,549	$(2,829)	$(763)	$—	$(1,043)

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(585)	(782)	(11)	—	(1,378)
Other, net	1	—	—	—	1

Net cash used in investing activities	(584)	(782)	(11)	—	(1,377)

Cash flows from financing activities:
Repayment of long-term obligations	(3,655)	(33)	(55)	—	(3,743)
Receipts from (distributions to) affiliates	(1,280)	184	1,220	—	124

Net cash provided by (used in) financing activities	(4,935)	151	1,165	—	(3,619)

Net effect of exchange rate change	—	—	3	—	3

Change in cash and cash equivalents	(2,970)	(3,460)	394	—	(6,036)
Cash and cash equivalents:
Beginning of period	15,923	7,333	598	—	23,854

End of period	$12,953	$3,873	$992	$—	$17,818

Simmons Bedding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Supplemental Consolidating Condensed Statements of Cash Flows
For the Quarter Ended March 27, 2004
(In thousands)

	Issuer and Guarantors
	Simmons
	Bedding	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$959	$11,169	$143	$—	$12,271

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(617)	(1,200)	—	—	(1,817)
Other, net	—	6	—	—	6

Net cash used in investing activities	(617)	(1,194)	—	—	(1,811)

Cash flows from financing activities:
Repayment of long-term obligations, net	(11,676)	(563)	(77)	—	(12,316)
Receipts from (distributions to) affiliates	11,766	(9,966)	(1,800)	—	—
Debt issuance costs	(238)	—	—	—	(238)

Net cash used in financing activities	(148)	(10,529)	(1,877)	—	(12,554)

Net effect of exchange rate change	—	—	(2)	—	(2)

Change in cash and cash equivalents	194	(554)	(1,736)	—	(2,096)
Cash and cash equivalents:
Beginning of period	615	667	2,388	—	3,670

End of period	$809	$113	$652	$—	$1,574

G. Segment Information

     Operating segments are generally organized internally by whether the products are sold to a reseller or to an end consumer. The Company has aggregated similar operating segments into two reportable segments: (1) wholesale bedding and (2) retail bedding.

     The wholesale bedding segment consists of (i) the manufacture, sale and distribution of premium branded bedding products to retail customers and institutional users of bedding products, such as the hospitality industry; (ii) the manufacture and distribution of branded juvenile bedding and related soft good products; (iii) the licensing of intellectual property to domestic and international companies that manufacture and sell the Company’s premium branded bedding products or products which complement the bedding products manufactured by the Company; and (iv) the sale to consumers of product returns, off-quality product and excess inventory through retail outlet stores.

     The retail bedding segment currently operates specialty sleep stores in Oregon and Washington that sell to consumers principally premium branded bedding products. On May 1, 2004, the Company sold its retail bedding subsidiary, Mattress Gallery (see Note C to the condensed consolidated financial statements for further explanation).

     The Company evaluates segment performance and allocates resources based on net sales and Adjusted EBITDA. Adjusted EBITDA differs from the term “EBITDA” as it is commonly used. In addition to adjusting net income to exclude interest expense, income taxes, depreciation

Simmons Bedding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

and amortization, Adjusted EBITDA also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as management fees, non-cash stock compensation expenses, and other unusual or non-recurring items as defined by the Company’s senior credit facility. Management believes the aforementioned approach is the most informative representation of how management evaluates performance. Adjusted EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

     The following tables summarize segment information:

Quarter Ended March 26, 2005
(In thousands)

	Wholesale
	Bedding	Retail	Eliminations	Totals
Net sales to external customers	$186,451	$19,131	$—	$205,582
Intersegment net sales	3,149	—	(3,149)	—
Adjusted EBITDA	17,784	2,117	78	19,979
Depreciation and amortization expense	6,136	326	—	6,462
Expenditures for long-lived assets	1,124	254	—	1,378
Segment assets	1,292,262	24,779	(31,887)	1,285,154

Reconciliation of EBITDA and Adjusted
EBITDA to net income:
Net income (loss)	$(689)	$1,094	$78	$483
Depreciation and amortization	6,136	326	—	6,462
Income taxes	(314)	598	—	284
Interest expense, net	12,186	3	—	12,189
Interest income	36	—	—	36

EBITDA	17,355	2,021	78	19,454
Management fees	420	—	—	420
Management severance	105	—	—	105
Other, net	(96)	96	—	—

Adjusted EBITDA	$17,784	$2,117	$78	$19,979

Simmons Bedding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Quarter Ended March 27, 2004
(In thousands)

	Wholesale
	Bedding	Retail	Eliminations	Totals
Net sales to external customers	$198,213	$25,107	$—	$223,320
Intersegment net sales	8,889		(8,889)	—
Adjusted EBITDA	36,755	1,106	(561)	37,300
Depreciation and amortization expense	7,304	317	—	7,621
Expenditures for long-lived assets	1,351	466	—	1,817
Segment assets	1,147,918	35,651	812	1,184,381

Reconciliation of EBITDA and Adjusted EBITDA to net income:
Net income (loss)	$8,200	$(3,674)	$(561)	$3,965
Depreciation and amortization	7,304	317	—	7,621
Income taxes	2,461	(230)	—	2,231
Interest expense, net	11,042	51	—	11,093
Interest income	44	—	—	44

EBITDA	29,051	(3,536)	(561)	24,954
Non-cash stock compensation expense	3,308	—	—	3,308
Management fees	400	—	—	400
Plant opening charges	2,229	—	—	2,229
Transaction expenses, including cost of products sold	2,640	3,813	—	6,453
Other	(873)	828	—	(45)

Adjusted EBITDA	$36,755	$1,105	$(561)	$37,299

H. Contingencies

     From time to time, the Company has been involved in various legal proceedings. The Company believes that all current litigation is routine in nature and incidental to the conduct of the Company’s business, and that none of this litigation, if determined adversely to the Company, would have a material adverse effect on the Company’s financial condition or results of its operations.

I. Accounting Pronouncements      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based upon the fair value of the award. FAS 123R eliminates the option to account for the cost of stock-based compensation using the intrinsic value method as allowed under APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is considered a non-public entity as defined by SFAS 123R. SFAS 123R is effective for non-public entities for fiscal years beginning after December 15, 2005. The Company expects to adopt SFAS 123R as of the beginning of its fiscal year 2006. The Company is still in the process of evaluating the potential effect of the adoption of SFAS 123R on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements as of December 25, 2004, including related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2004 Annual Report on Form 10-K, and the unaudited interim financial statements included elsewhere in this report.

Results of Operations

     The following table sets forth historical consolidated financial information as a percent of net sales:

	Quarter Ended
	March 26,	March 27,
	2005	2004
Net sales	100.0%	100.0%
Cost of products sold	55.5%	53.7%

Gross margin	44.5%	46.3%

Operating expenses:
Selling, general and administrative expenses	38.5%	38.2%
Amortization of intangibles	0.7%	1.6%
Licensing fees	-1.0%	-1.2%

	38.2%	38.6%

Operating income	6.3%	7.7%

Interest expense, net	5.9%	5.0%

Income before income taxes	0.4%	2.7%
Income tax expense	0.1%	1.0%

Net income	0.3%	1.7%

Quarter Ended March 26, 2005 as Compared to Quarter Ended March 27, 2004

     Net sales. The following table presents our net sales and the dollar amount and percentage change by segment for the quarter ended March 26, 2005 compared to the quarter ended March 27, 2004.

			$ increase	% increase
	2005	2004	(decrease)	(decrease)
	(in millions)
Wholesale bedding segment	$189.6	$207.1	$(17.5)	-8.5%
Retail bedding segment	19.1	25.1	(6.0)	-23.8%
Eliminations	(3.1)	(8.9)	5.7	-64.6%

Consolidated net sales	$205.6	$223.3	$(17.7)	-7.9%

     Wholesale bedding segment net sales decreased primarily as a result of (i) a 15.2% decline in our conventional bedding unit volume resulting in a decrease in wholesale bedding net sales of $33.3 million and (ii) a $4.3 million increase in cash consideration paid to our customers for certain promotional programs and volume rebates that was recorded as a reduction of net sales. Our conventional bedding unit volume decline resulted principally from lower volume at retail price points per queen set between $500 and $1,000 driven by lower demand as a result of increased wholesale prices by retail price point on certain products in our new 2005 product lines, combined with increased competition. Additionally, the sales of our new HealthSmartTM product at premium price points were not as well received by our retailers as our previous premium priced products. To address our volume decline, we have introduced new products in the second quarter to complement our existing product lines and also reduced wholesale prices on certain products.

     For the quarters ended March 26, 2005 and March 27, 2004, our wholesale bedding segment net sales reflect a reduction of $16.9 million and $12.6 million, respectively, for cash consideration paid to our customers for certain promotional programs, allowances and volume rebates. Our sales reductions increased for the quarter ended March 26, 2005 compared to the quarter ended March 27, 2004 principally due to more of our co-op advertising spending meeting the criteria of a sales reduction versus a selling expense. As a percentage of our sales, our aggregate co-op advertising expenditures, regardless of whether reported as selling expense or a sales reduction, for the quarter ended March 26, 2005, was comparable with the aggregate co-op advertising expenditures for the quarter ended March 27, 2004.

     Partially offsetting the decline in conventional bedding unit volume and the increase in sales reductions, our conventional bedding average unit selling price (“AUSP”) increased 6.7% for the quarter ended March 26, 2005 compared to the quarter ended March 27, 2004 resulting in an increase of wholesale bedding net sales of $14.7 million. Our conventional bedding AUSP increased 4.8% for the quarter ended March 26, 2005 compared to the quarter ended December 25, 2004. Our improvement in conventional bedding AUSP was primarily attributable to the shipment of our new product lines in 2005 and the price increase implemented on our 2004 product line in October 2004, some of which was sold during the first quarter of 2005. Partially offsetting our improvement in conventional bedding AUSP, our AUSP at retail price points per queen set between $500 and $1,000 has decreased as a result of a shift to lower priced products within these retail price points for the quarter ended March 26, 2005 compared to the quarter ended March 27, 2004. Additionally, our wholesale bedding segment net sales improved $5.7 million for the quarter ended March 26, 2005 due to sales of juvenile products as a result of the acquisition of the crib mattress and related soft goods of Simmons Juvenile Products Company, Inc. in August 2004 (the “Juvenile Acquisition”).

     For the quarter ended March 26, 2005, our wholesale conventional bedding sales, exclusive of cash consideration paid to our customers for certain promotional programs and volume rebates that were recorded as a reduction of net sales, which is the methodology used by the International Sleep Products Association (“ISPA”) in estimating industry sales, were down 8.5% compared to the quarter ended March 27, 2004. In comparison, ISPA estimated that the first quarter of 2005 total U.S. bedding manufacturers’ sales were up 9.6% over the prior year first quarter.

     Retail bedding segment sales decreased as a result of the sale of our Mattress Gallery retail operations on May 1, 2004. Mattress Gallery contributed $9.9 million of retail sales for the quarter ended March 27, 2004. On a comparable store basis, sales for our retail stores increased 22.3% for the quarter ended March 26, 2005 versus the quarter ended March 27, 2004. Retail segment same store sales have benefited from increased advertising and an improved retail sales environment in Washington and Oregon.

     Gross Margin. The following table presents our gross profit, gross margin, and the gross margin percentage point change by segment for the quarter ended March 26, 2005 compared to the quarter ended March 27, 2004.

					Margin %
	Gross Profit		Gross Margin		Point
	2005	2004	2005	2004	Change
	(in millions)
Wholesale bedding segment	$81.0	$95.3	42.7%	46.0%	(3.3)
Retail bedding segment	10.3	8.8	53.7%	34.9%	18.8
Eliminations	0.1	(0.6)	-4.7%	6.3%	(11.0)

Consolidated	$91.4	$103.5	44.5%	46.3%	(1.8)

     Our wholesale bedding segment gross margin for the quarter ended March 27, 2004 declined by 1.3 percentage points as a result of the selling of inventory recorded at fair market value in connection with the purchase accounting associated with the December 19, 2003 acquisition of the company by affiliates of Thomas H. Lee Equity Fund V (the “Acquisition”). Excluding the effect on gross margin of selling inventory recorded at fair market value, our wholesale bedding segment gross margin decreased 4.6 percentage points for the quarter ended March 26, 2005 compared to the quarter ended March 27, 2004 due primarily to (i) an increase in our conventional bedding material costs of 2.8 percentage points, as a percentage of net sales, due principally to our increase in AUSP being less than the inflation in the prices of our raw materials; (ii) an increase in overhead costs of 1.1 percentage points, as a percentage of net sales, due principally to the decline in our unit volume as discussed above and operating inefficiencies resulting from the ramp-up of production at our manufacturing facilities in Waycross, Georgia and Hazleton, Pennsylvania which opened in March 2004 and August 2004, respectively; and (iii) the selling of juvenile products, which sell at lower margins, in 2005 as a result of the Juvenile Acquisition, which resulted in a 0.4 percentage point decline in gross margin.

     Our retail bedding segment gross margin improved principally due to the selling of inventory in 2004 recorded at fair market value in connection with Acquisition. The selling of the marked-up inventory reduced our 2004 retail bedding segment gross margin by 15.3 percentage points. Additionally, our retail bedding segment gross margin improved as a result of (i) the sale of our Mattress Gallery retail operations in May 2004, which had a lower margin product sales mix than our Sleep Country retail operations; and (ii) the gross margins at our Sleep Country retail operations improving due to a shift in sales mix to products that have higher gross margins.

     Selling, general and administrative expenses (“SG&A”). The following table presents our SG&A by dollar amount, as a percentage of net sales and the percentage point change by segment for the quarter ended March 26, 2005 compared to the quarter ended March 27, 2004.

					Margin %
	SG&A		As a % of Net Sales		Point
	2005	2004	2005	2004	Change
	(in millions)
Wholesale bedding segment	$70.6	$72.7	37.2%	35.1%	2.1
Retail bedding segment	8.5	12.6	44.4%	50.0%	(5.6)

Consolidated	$79.1	$85.3	38.5%	38.2%	0.3

     Our wholesale bedding segment SG&A increased for the quarter ended March 26, 2005 compared to the quarter ended March 27, 2004 principally due to (i) national advertising expenditures increasing $4.6 million, or 2.5 percentage points, due to the launch of our national advertising campaign associated with our HealthSmart TM product line; (ii) corporate function expenses increasing $2.2 million, or 1.2 percentage points, due to our bi-annual national leadership meeting which occurred in January 2005; (iii) distribution expenses increasing 0.5 percentage points resulting from higher fuel costs and more miles driven to service our customers from existing manufacturing facilities until production at our new manufacturing facilities normalizes; (iv) professional service fees increasing 0.4 percentage points due principally to the use of outside consultants to assist us in our Sarbanes-Oxley compliance efforts; and (v) rent expense increasing 0.3 percentage points due principally to the addition of new computer and software leases.

     Partially offsetting these increases, our wholesale bedding segment SG&A benefited from (i) our non-cash stock compensation expense decreasing $3.3 million, or 1.6 percentage points, as a result of our indirect parent, Simmons Company, terminating its deferred compensation plan in June 2004; (ii) our co-op advertising expenses decreasing 1.3 percentage points due to more of our expenditures meeting the criteria of a sales reduction versus a selling expense; and (iii) our administrative compensation decreasing 0.4 percentage points as a result of lower anticipated management bonus payouts for 2005 than in 2004.

     Our retail segment SG&A decreased primarily due to the sale of our Mattress Gallery retail operations as discussed above and our Sleep Country retail operations growing their same store sales which allows Sleep Country to better leverage their fixed costs, such as salaries and rent.

     Amortization of Intangibles. For the quarter ended March 26, 2005, amortization of intangibles decreased $2.1 million to $1.4 million from $3.5 million for the quarter ended March 27, 2004. The decrease in amortization expense is attributable to the purchase price allocation associated with the Acquisition which was not finalized until the second quarter of 2004. Prior to the finalization of the purchase price allocation, the amortization of intangibles was recorded based upon a preliminary valuation of the intangible assets.

     Licensing Fees. For the quarter ended March 26, 2005, licensing fees decreased $0.5 million to $2.1 million from $2.6 million for the quarter ended March 27, 2004. Licensing fees decreased primarily due to (i) lower sales of licensed products by one of our domestic licensees for the quarter ended March 26, 2005 compared to the quarter ended March 27, 2004 and (ii) the loss of a domestic licensee as a result of their filing for bankruptcy during the second quarter of 2004.

     Interest Expense, Net. For the quarter ended March 26, 2005, interest expense increased $1.1 million to $12.2 million from $11.1 million for the quarter ended March 27, 2004. Interest expense increased due to higher LIBOR base rates on our senior credit facility, partially offset by lower average outstanding borrowings for the quarter ended March 26, 2005 compared to the quarter ended March 27, 2004.

     Income Taxes. The combined federal, state, and foreign effective income tax rate of 37.0% for the quarter ended March 26, 2005 differs from the federal statutory rate of 35.0% primarily due to state income tax expense. The combined federal, state, and foreign effective income tax rate of 36.0% for the quarter ended March 27, 2004 differed from the federal statutory rate of 35.0% primarily due to a tax benefit realized as a result of a decrease in the tax rate at which deferred tax assets and liabilities were recorded in order to more properly reflect our overall state income tax effective rate, the tax expense effect of a valuation allowance increase for Sleep Country’s net deferred tax assets, and state income tax expense.

Liquidity and Capital Resources

     Our principal sources of cash to fund liquidity needs are (i) cash provided by operating activities and (ii) borrowings available under our senior credit facility. Our primary use of funds consists of payments to fund working capital increases, principal and interest for our debt, capital expenditures, customer supply agreements, and acquisitions. Barring any unexpected significant external or internal developments, we expect current cash balances on hand, cash provided by operating activities and borrowings available under our senior credit facility to be sufficient to meet our short-term and long-term liquidity needs.

     The following table summarizes our changes in cash (in millions):

	Quarter Ended	Quarter Ended
	March 26,	March 27,
	2005	2004
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$(1.0)	$12.3
Investing activities	(1.4)	(1.8)
Financing activities	(3.6)	(12.6)

Change in cash and cash equivalents	(6.0)	(2.1)
Cash and cash equivalents:
Beginning of period	23.8	3.7

End of period	$17.8	$1.6

Quarter Ended March 26, 2005 as Compared to Quarter Ended March 27, 2004

     Cash flows (used in) provided by Operating Activities. Our cash flows from operations decreased primarily due to our lower net sales and operating margins combined with an increase in the use of working capital for the quarter ended March 26, 2005 compared to the quarter ended March 27, 2004.

     Cash flows used in Investing Activities. Our cash flows from investing activities decreased due to lower capital expenditures for the quarter ended March 26, 2005 compared to the quarter ended March 27, 2004.

     Cash flows used in Financing Activities. Our cash flows used in financing activities decreased as a result of our reduced payments on our senior credit facility for the quarter ended March 26, 2005 compared to the quarter ended March 27, 2004.

Debt

     The terms of our senior credit facility required a mandatory prepayment of our tranche C term loan of $3.7 million, based upon our Consolidated Excess Cash Flows (as defined in the senior credit facility) for the year ended December 25, 2004. This payment was made in March 2005 and results in our next quarterly principal payment on the senior credit facility being in March 2006.

     As of March 26, 2005, we had availability to borrow $64.9 million under our revolving loan facility after giving effect to $10.1 million that was reserved for our reimbursement obligations with respect to outstanding letters of credit. The weighted average interest rates per annum in effect as of March 26, 2005 for the tranche C term loan and senior unsecured term loan were 5.78% and 7.0%, respectively.

     We have developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. For approximately $325 million of the tranche C term loan and $140 million of the senior unsecured term loan, we set the interest rate at the twelve month Eurodollar Rate on January 26, 2005, which fixed the Eurodollar Rate at 3.25% through January 26, 2006. To further address interest rate risk, we have an interest rate cap agreement for a notional amount of $170 million which capped the Eurodollar Rate at 5.0% for the period of January 26, 2005 through January 26, 2006. The interest rate cap agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are recorded in interest expense. The fair value of the interest rate cap agreement is less than $0.3 million. The execution of these debt instruments resulted in us fixing the interest rate on approximately 87% of our floating rate debt as of March 26, 2005.

     Our long-term obligations contain various financial tests and covenants. We were in compliance with such covenants as of March 26, 2005. However, if our operating results fall below current expectations, we may not be able to meet such covenants in future periods. If we are not in compliance with such covenants in future periods, we would be required to obtain a waiver from our lenders to avoid being in default. We may not be able to obtain such a waiver on a timely basis or at all. The most restrictive covenants relate to ratios of Adjusted EBITDA to interest coverage (interest coverage ratio), total debt to Adjusted EBITDA (leverage ratio), and maximum capital expenditures, all as defined in the senior credit facility, as amended. The interest coverage and leverage ratios are computed based on our results for the last twelve months ended. More specifically, the senior credit facility’s covenants, as amended, require:

•	a minimum interest coverage ratio, with compliance levels ranging from an interest coverage of no less than 2.30:1.00 from March 31, 2005 through December 31, 2005; 2.40:1.00 from March 31, 2006 through December 31, 2006; 2.55:1.00 from March 31, 2007 through December 31, 2007; 2.75:1.00 from March 31, 2008 through December 31, 2008; and 3.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.
•	A maximum leverage ratio, with compliance levels ranging from total leverage of no greater than 6.50:1.00 from March 31, 2005 through December 31, 2005; 6.00:1.00 from March 31, 2006 through June 30, 2006; 5.75:1.00 from September 30, 2006 through December 31, 2006; 5.00:1.00 from March 31, 2007 through December 31, 2007; 4.50:1.00 from March 31, 2008 through December 31, 2008; and 4.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.
•	a maximum capital expenditure limitation of $30.0 million per fiscal year, with the ability to roll forward to future years unused amounts from the previous fiscal year, and also subject to adjustments for certain acquisitions and other events.

     Adjusted EBITDA (as defined in the senior credit facility) differs from the term “EBITDA” as it is commonly used. In addition to adjusting net income to exclude interest expense, income taxes, depreciation and amortization, Adjusted EBITDA also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as management fees; ESOP expenses; the aggregate amount of the fees, costs and cash expenses paid by us in connection with the consummation of the Acquisition (including without limitation, bonus and option payments); other non-cash items reducing consolidated net income (including, without limitation, non-cash purchase accounting adjustments and debt extinguishment costs); the cure amount, if any, received by us in respect of that period; any extraordinary, unusual or non-recurring gains or losses or charges or credits; and any reasonable expenses or charges related to any issuance of securities, investments permitted, permitted acquisitions, recapitalizations, asset sales permitted or indebtedness permitted to be incurred, less other non-cash items increasing consolidated net income, all of the foregoing as determined on a consolidated basis for us in conformity with GAAP. Adjusted EBITDA is presented herein because it is a material component of the covenants contained within the aforementioned credit agreements. Non-compliance with such covenants could result in the requirement to immediately repay all amounts outstanding under such agreements, which could have a material adverse effect on our results of operations, financial position and cash flow. While the determination of “unusual and nonrecurring losses” is subject to interpretation and requires judgment, we believe the Adjusted EBITDA presented below is in accordance with the senior credit facility. Adjusted EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

     The following is a calculation of our minimum interest coverage and maximum leverage ratios under our senior credit facility as of March 26, 2005 (dollar amounts in millions, except ratios). The terms and related calculations are defined in our senior credit facility.

March 26,
2005
Calculation of minimum cash interest coverage ratio:
Twelve months ended Adjusted EBITDA(1)	$115.4

Consolidated cash interest expense(2)	$42.9

Actual interest coverage ratio(3)	2.69x
Minimum permitted interest coverage ratio	2.30x
Calculation of maximum leverage ratio:
Consolidated indebtedness	$748.4
Less: Cash and cash equivalents	17.8

Net debt	$730.6

Adjusted EBITDA(1)	$115.4

Actual leverage ratio(4)	6.33x
Maximum permitted leverage ratio	6.50x

(1)	Adjusted EBITDA for the twelve months ended March 26, 2005 adds back to net income the following items: income taxes, interest expense, depreciation and amortization, non-cash stock compensation expense, transaction related expenditures, plant opening and closing charges, certain litigation and insurance charges relating to previous periods, retail segment charges relating to previous periods, management fees, and other non-recurring/non-cash charges as permitted under our senior credit facility. Additionally, Adjusted EBITDA is adjusted to include the operating results of our Simmons Juvenile division as though we operated our Simmons Juvenile division as of the beginning of the twelve months ended March 26, 2005 and excludes the operating results of Mattress Gallery as though we sold Mattress Gallery as of the beginning of the twelve months ended March 26, 2005.
(2)	Consolidated cash interest expense, as defined in the senior credit facility, for the twelve months ended March 26, 2005, as follows (in millions):

Interest expense, net	$44.9
Interest income	0.1

Gross interest expense	45.0
Less: Non-cash interest expense	2.1

$42.9

(3)	Represents ratio of Adjusted EBITDA to consolidated cash interest expense.

(4)	Represents ratio of consolidated indebtedness less cash and cash equivalents to Adjusted EBITDA.

Off-Balance Sheet Arrangements

     On December 15, 2004, our indirect parent, Simmons Company, completed a private placement for approximately $165.1 million in aggregate proceeds from its issuance of 10% senior discount notes due 2014 (the “Discount Notes”). The proceeds from the offering were used to make a dividend distribution to its class A shareholders and to pay expenses related to the sale and distribution of the Discount Notes. No payments are due on the Discount Notes until June 15, 2010. Simmons Company’s ability to make payments on the Discount Notes is dependent on our earnings and distributions of funds to Simmons Company. As of March 26, 2005, the aggregate amount of Discount Notes outstanding was $169.8 million, which is not reflected on our condensed consolidated balance sheet.

     In connection with the sale of Mattress Gallery, we continue to guarantee approximately $1.8 million of Mattress Gallery’s obligations under certain store and warehouse leases that expire over various periods through 2010. We have no liability recorded for this obligation on our condensed consolidate balance sheet as of March 26, 2005.

Seasonality/Other

     For the past several years, there has not been significant seasonality to our wholesale bedding business. Our retail bedding business, which accounted for $19.1 million, or 9.3%, of our consolidated net sales for the first quarter of 2005, has historically experienced, and we expect will continue to experience, seasonal and quarterly fluctuations in net sales, operating income and Adjusted EBITDA. As is the case with many bedding retailers, our retail business is subject to seasonal influences, typically characterized by higher sales for the months of May through September, which impacts our second and third quarter results.

Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based upon the fair value of the award. FAS 123R eliminates the option to account for the cost of stock-based compensation using the intrinsic value method as allowed under APB Opinion No. 25, Accounting for Stock Issued to Employees. We are considered a non-public entity as defined by SFAS 123R. SFAS 123R is effective for non-public entities for fiscal years beginning after December 15, 2005. We expect to adopt SFAS 123R as of the beginning of our fiscal year 2006. We are still in the process of evaluating the potential effect of the adoption of SFAS 123R on our consolidated financial statements.

Forward Looking Statements

     “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “expects,” “intends,” “projects” and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operating results, including expected benefits from our products. Any forward-looking statements contained in this report represent our management’s current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties, which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

•	competitive and pricing pressures in the bedding industry;

•	legal and regulatory requirements;

•	the success of new products, including HealthSmartTM;

•	our relationships with our major suppliers;

•	fluctuations in costs of raw materials;

•	our relationship with significant customers and licensees;

•	our labor relations;

•	departure of key personnel;

•	encroachments on our intellectual property;

•	product liability claims;

•	the timing, cost and success of opening new manufacturing facilities;

•	our level of indebtedness;

•	interest rate risks;

•	compliance with covenants in our debt agreements;

•	future acquisitions;

•	an increase in return rates; and

•	other risks and factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission (“SEC”).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Information relative to our market risk sensitive instruments by major category as of December 25, 2004 is presented under Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 25, 2004.

Market Risk

     The principal market risks to which we are exposed that may adversely affect our results of operations and financial position include changes in future raw material prices and interest rates. We seek to minimize or manage these market risks through normal operating and financing activities and through the use of interest rate cap agreements, where practicable. We do not trade or use instruments with the objective of earning financial gains on the interest rate fluctuations, nor do we use instruments where there are not underlying exposures.

Interest Rate Risk

     We are exposed to market risk from changes in interest rates. In order to address this risk, the senior credit facility requires us to adopt interest rate protection measures on our variable rate indebtedness such that 50% of our consolidated funded indebtedness is either fixed or protected.

     We have developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. For approximately $325 million of the tranche C term loan and $140 million of the senior unsecured term loan, we set the interest rate at the twelve month Eurodollar Rate on January 26, 2005, which fixed the Eurodollar Rate at 3.25% through January 26, 2006. To further address interest rate risk, we have an interest rate cap agreement for a notional amount of $170 million which capped the Eurodollar Rate at 5.0% for the period of January 26, 2005 through January 26, 2006. The interest rate cap agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are recorded in interest expense. The fair value of the interest rate cap agreement is less than $0.3 million. The execution of these debt instruments resulted in us fixing the interest rate on approximately 87% of our floating rate debt as of March 26, 2005.

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

Item 4. Internal Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     See Note H to the Condensed Consolidated Financial Statements, Part 1, Item 1 included herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits

31.1	Chief Executive Officer Certification of the Type Described in Rule 13a — 14(a) and Rule 15d — 14(a)

31.2	Chief Financial Officer Certification of the Type Described in Rule 13a — 14(a) and Rule 15d — 14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, Simmons Bedding Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SIMMONS BEDDING COMPANY

By:	/s/William S. Creekmuir

William S. Creekmuir
Executive Vice President & Chief Financial Officer

Date:	May 10, 2005