Form 10-Q
period 2005-06-25
SIMMONS BEDDING CO
filed 2005-08-09
CIK 1014022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes       ☐ No
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☐ Yes       ☑ No
     The number of shares of the registrant’s common stock outstanding as of August 9, 2005 was 100.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Simmons Bedding Company and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands)

	Quarter Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Net sales	$208,042	$201,795	$413,624	$425,115
Cost of products sold	117,256	110,245	231,422	230,110

Gross profit	90,786	91,550	182,202	195,005

Operating expenses:
Selling, general and administrative expenses	73,056	73,605	152,126	158,866
Plant closure charges	40	764	40	764
Amortization of intangibles	1,417	(1,197)	2,858	2,289
Transaction expenses	177	662	177	662
Licensing fees	(2,815)	(2,481)	(4,866)	(5,062)

	71,875	71,353	150,335	157,519

Operating income	18,911	20,197	31,867	37,486

Interest expense, net	13,203	10,888	25,392	21,981

Income before income taxes	5,708	9,309	6,475	15,505
Income tax expense	2,029	3,351	2,313	5,582

Net income	3,679	5,958	4,162	9,923

Other comprehensive income:
Foreign currency translation adjustment	(9)	(8)	(6)	(10)

Comprehensive income	$3,670	$5,950	$4,156	$9,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Bedding Company and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	June 25,	December 25,
	2005	2004*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,368	$23,854
Accounts receivable, less allowances for doubtful receivables, discounts and returns of $5,024 and $5,131	71,915	85,433
Inventories	32,482	33,300
Deferred income taxes	1,448	2,445
Other current assets	17,893	20,204

Total current assets	155,106	165,236

Property, plant and equipment, net	60,034	62,842
Goodwill	492,560	488,686
Intangible assets, net	540,125	542,983
Other assets	38,800	41,987

	$1,286,625	$1,301,734

*	Derived from the Company’s 2004 audited Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Bedding Company and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	June 25,	December 25,
	2005	2004*
	(Unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$839	$4,124
Accounts payable	51,652	54,380
Accrued liabilities	56,132	68,977

Total current liabilities	108,623	127,481

Non-current liabilities:
Long-term debt	746,474	748,015
Deferred income taxes	155,655	154,775
Other	11,110	10,856

Total liabilities	1,021,862	1,041,127

Commitments and contingencies

Common stockholder’s equity:
Common stock, $.01 par value; 3,000 shares authorized; 100 issued and outstanding	1	1
Additional paid-in capital	243,052	243,052
Retained earnings	21,586	17,424
Accumulated other comprehensive income	124	130

Total common stockholder’s equity	264,763	260,607

	$1,286,625	$1,301,734

*	Derived from the Company’s 2004 audited Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Bedding Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 25,	June 26,
	2005	2004
Cash flows from operating activities:
Net income	$4,162	$9,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,121	10,719
Provision for bad debts, net	(107)	2,542
Provision for deferred income taxes	1,299	4,274
Non-cash interest expense	1,172	908
Non-cash stock compensation expense	—	3,308
Net changes in operating assets and liabilities:
Accounts receivable	13,625	(11,553)
Inventories	818	3,108
Other current assets	2,311	5,774
Accounts payable	(2,728)	7,616
Accrued liabilities	(12,804)	6,689
Other, net	(2,321)	(5,110)

Net cash provided by operating activities	18,548	38,198

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,586)	(6,728)
Proceeds from the sale of Gallery Corp., net	—	6,495
Purchase of certain assets of Simmons Juvenile Products, Inc.	(3,337)	—
Other, net	—	105

Net cash used in investing activities	(5,923)	(128)

Cash flows from financing activities:
Proceeds from (payments to) affiliate, net	(279)	925
Payments of senior credit facility, net	(4,668)	(11,675)
Payments of other debt	(158)	(6,002)
Payments of financing fees	—	(601)

Net cash used in financing activities	(5,105)	(17,353)

Net effect of exchange rate changes on cash	(6)	(10)

Change in cash and cash equivalents	7,514	20,707
Cash and cash equivalents, beginning of period	23,854	3,670

Cash and cash equivalents, end of period	$31,368	$24,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Bedding Company and Subsidiaries
Consolidated Statement of Changes in Stockholder’s Equity
(Dollars in thousands)

					Accumulated
			Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholder’s
	Shares	Stock	Capital	Earnings	Income	Equity

December 25, 2004 (audited)	100	$1	$243,052	$17,424	$130	$260,607

Net income	—	—	—	4,162	—	4,162
Other comprehensive income:
Change in foreign currency translation	—	—	—	—	(6)	(6)

Comprehensive income (loss)				4,162	(6)	4,156

June 25, 2005 (unaudited)	100	$1	$243,052	$21,586	$124	$264,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

A. Basis of Presentation
     For purposes of this report, the “Company” refers to Simmons Bedding Company and its subsidiaries, collectively. These interim condensed consolidated financial statements of the Company are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “Commission”). The accompanying unaudited condensed consolidated financial statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 25, 2005, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 25, 2004. Operating results for the periods ended June 25, 2005 are not necessarily indicative of future results that may be expected for the fiscal year ending December 31, 2005 or for any future period.
     The Company operates on a 52/53 week fiscal year ending on the last Saturday in December. Fiscal year 2005 is a 53 week year, whereas fiscal year 2004 was a 52 week year. The fourth quarter of fiscal year 2005 will be comprised of 14 weeks, whereas each of the first, second and third quarters are comprised of 13 weeks.
     The preparation of unaudited condensed consolidated financial statements in conformity with GAAP includes some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates.
     Certain amounts previously reported in the 2004 consolidated financial statements and related footnotes have been reclassified to conform to the current year presentation.
B. Inventories
     A summary of inventories follows (in thousands):

	June 25,	December 25,
	2005	2004
Raw materials	$17,419	$18,135
Work-in-progress	1,049	1,236
Finished goods	9,577	9,934
Inventory held at retail stores	4,437	3,995

	$32,482	$33,300

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
     The Company sold its Gallery Corp. (“Mattress Gallery”) retail operations in a stock transaction on May 1, 2004 to Pacific Coast Mattress, Inc. (“PCM”) for cash proceeds of $6.3 million plus the cancellation of all intercompany debt with the exception of current trade payables owed by Mattress Gallery to the Company. The cancellation of intercompany debt was recorded as a capital contribution to Mattress Gallery. No gain or loss was recorded on the sale since Mattress Gallery was recorded at fair value in connection with the Acquisition. As of June 25, 2005, the Company continued to guarantee approximately $1.3 million of Mattress Gallery’s obligations under certain store leases that expire over various periods through 2010. The Company does not record a liability for this obligation on the condensed consolidated balance sheet. In connection with the sale, the Company entered into a supply agreement through April 2009 with PCM.
     Prior to the sale of Mattress Gallery, the Company did not reflect Mattress Gallery’s results of operations as discontinued operations since the Company has an ongoing interest in the cash flows of the operations through the long-term supply agreement. For the quarter ended June 26, 2004, Mattress Gallery’s net sales and net loss were $3.0 million and $(0.9) million, respectively. For the six months ended June 26, 2004, Mattress Gallery’s net sales and net loss were $12.9 million and $(3.3) million, respectively.
     On August 27, 2004, one of the Company’s then current subsidiaries, Simmons Juvenile Company, LLC (“Simmons Juvenile”), acquired certain assets and liabilities of the crib mattress and related soft goods business of Simmons Juvenile Products Company, Inc. (“Simmons Juvenile, Inc.” or “the Seller”), a then-current licensee of the Company, for $19.7 million in cash, including transaction costs (the “Juvenile Acquisition”), plus contingent consideration based on Simmons Juvenile’s operating performance for the six months ended February 2005. The Company paid $3.3 million of contingent consideration in the second quarter of 2005 and adjusted the purchase price allocation by such payment. On May 3, 2005, Simmons Juvenile merged with and into The Simmons Manufacturing Co., LLC, with The Simmons Manufacturing Co., LLC continuing as the surviving corporation.
     Simmons Juvenile, Inc. manufactured and sold Simmons branded crib mattresses and related soft goods to the U.S. infant market. The Juvenile Acquisition provides the Company access to the U.S. infant market.

     The Company recorded the Juvenile Acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition, adjusted for the contingent consideration paid in 2005 (in thousands):

Current assets	$3,665
Property, plant and equipment	23
Goodwill	4,034
Intangibles	18,000

Total assets acquired	25,722

Current liabilities	(2,476)
Non-current liabilities	(224)

Total liabilities assumed	(2,700)

Purchase price	$23,022

     The intangible assets acquired include non-contractual customer agreements of $8.8 million and trademarks of $9.2 million. The non-contractual customer agreements have a weighted average life of eleven years. The trademarks have an indefinite life. The goodwill was assigned to the Company’s wholesale segment. The tax-deductible goodwill was $6.3 million and is expected to be deductible for tax purposes over 15 years. The tax benefit associated with the excess of tax-deductible goodwill over the reported amount of goodwill will be recognized when realized on the Company’s tax return and will reduce the reported amount of goodwill associated with the Juvenile Acquisition. There were no pre-acquisition contingencies related to the Juvenile Acquisition.
     The Juvenile Acquisition is not considered significant to the Company’s balance sheets and statements of operations; therefore, pro forma information has not been presented.
D. Goodwill
     The changes in the carrying amount of goodwill for the quarter and six months ended June 25, 2005 are as follows (in thousands):

	Wholesale
	Bedding	Retail	Consolidated
Balance as of December 25, 2004	$476,394	$12,292	$488,686
Juvenile Acquisition contingent consideration (see Note C)	3,337	—	3,337
Tax benefit allocated to reduce goodwill	(23)	—	(23)

Balance as of March 26, 2005	479,708	12,292	492,000
Adjustment of pre-acquisition tax liability	583	—	583
Tax benefit allocated to reduce goodwill	(23)	—	(23)

	$480,268	$12,292	$492,560

     During the second quarter of 2005, the Company changed its estimate of the ultimate treatment by a tax authority of certain tax contingencies that existed as of the date of the Acquisition. This change in estimate resulted in an increase in the Company’s goodwill and tax liability.

E. Warranties
     The Company’s wholesale segment warranty policy provides a 10-year non-prorated warranty service period on all first quality conventional bedding products. The Company’s juvenile bedding products have warranty periods ranging from five years to a lifetime. The Company’s policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The following table presents a reconciliation of the Company’s warranty liability for the quarters and six months ended June 25, 2005 and June 26, 2004 (in thousands):

	For the		For the
	Quarters Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Balance at beginning of period	$3,810	$3,831	$3,699	$3,803
Additional warranties issued	1,111	1,381	2,085	2,295
Warranty settlements	(1,433)	(1,204)	(2,919)	(2,090)
Revis ions of estimate	692	138	1,315	138

Balance at end of period	$4,180	$4,146	$4,180	$4,146

F. Long-Term Debt
     A summary of long-term debt follows (in thousands):

	June 25,	December 25,
	2005	2004
Senior credit facility:
Revolving loan	$—	$—
Tranche C term loan	391,932	396,600

Total senior credit facility	391,932	396,600
Senior unsecured term loan	140,000	140,000
Industrial revenue bonds, 7.00%, due 2017	9,700	9,700
Industrial revenue bonds, 3.62%, due 2016	3,800	3,800
Banco Santander loan, 3.15%, due 2013	1,796	1,902
7.875% senior subordinated notes due 2014	200,000	200,000
Other, including capital lease obligations	85	137

	747,313	752,139
Less current portion	(839)	(4,124)

	$746,474	$748,015

     As of June 25, 2005, the Company had availability to borrow $64.9 million under the revolving loan after giving effect to $10.1 million that was reserved for the Company’s reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the revolving loan may be utilized to meet the Company’s current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the revolving loan to fund distributions, acquisitions and capital expenditures.
     Depending on the Company’s leverage ratio, the Company may be required to prepay the tranche C term loan with up to 50% of the Company’s excess cash flow (as defined in the senior credit facility) from each fiscal year. As a result of the Company’s fiscal year 2004 excess cash flow, the Company made a $3.7 million mandatory prepayment on the tranche C term loan in March 2005. The Company prepaid $1.0 million of the tranche C term loan in the second quarter of 2005. The next quarterly principal payment required on the tranche C term loan will be in June 2006.
     The senior credit facility and the senior unsecured term loan bear interest at the Company’s choice of the Eurodollar Rate or Base Rate (both as defined), plus the applicable interest rate margins as follows:

	Eurodollar	Base
	Rate	Rate
Revolving loan	2.50%	1.50%
Tranche C term loan	2.50%	1.50%
Senior unsecured term loan	3.75%	2.75%
     The weighted average interest rates per annum in effect as of June 25, 2005 for the tranche C term loan and senior unsecured term loan were 5.84% and 7.00%, respectively.
     The Company has developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. For approximately $325 million of the tranche C term loan and $140 million of the senior unsecured term loan, the Company set the interest rate at the twelve month Eurodollar Rate on January 26, 2005, which fixed the Eurodollar Rate at 3.25% through January 26, 2006. To further address interest rate risk, the Company has an interest rate cap agreement for a notional amount of $170 million which capped the Eurodollar Rate at 5.0% for the period of January 26, 2005 through January 26, 2006. The interest rate cap agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are recorded in interest expense. The fair value of the interest rate cap agreement is less than $0.3 million. The execution of these debt instruments resulted in the Company fixing or capping the interest rate on approximately 87% of its floating rate debt as of June 25, 2005.
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

Supplemental Consolidating Condensed Statements of Operations
For the Quarter Ended June 25, 2005
(In thousands)

	Issuer and Guarantors
	Simmons
	Bedding	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$(17,784)	$222,739	$3,087	$—	$208,042
Cost of products sold	305	114,771	2,180	—	117,256

Gross profit	(18,089)	107,968	907	—	90,786

Operating expenses:
Selling, general and administrative expenses	48,869	23,540	647	—	73,056
Plant closure charges	—	40	—	—	40
Amortization of intangibles	807	610	—	—	1,417
Intercompany fees	(71,072)	70,817	255	—	—
Transaction expenses	171	6	—	—	177
Licensing fees	(265)	(2,400)	(150)	—	(2,815)

	(21,490)	92,613	752	—	71,875

Operating income	3,401	15,355	155	—	18,911
Interest expense, net	12,975	199	29	—	13,203
Income from subsidiaries	14,173	—	—	(14,173)	—

Income before income taxes	4,599	15,156	126	(14,173)	5,708
Income tax expense (benefit)	920	1,266	(157)	—	2,029

Net income	$3,679	$13,890	$283	$(14,173)	$3,679

Supplemental Consolidating Condensed Statements of Operations
For the Quarter Ended June 26, 2004
(In thousands)

	Issuer and Guarantors
	Simmons
	Bedding	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$(19,064)	$217,898	$2,961	$—	$201,795
Cost of products sold	281	107,882	2,082	—	110,245

Gross margin	(19,345)	110,016	879	—	91,550

Operating expenses:
Selling, general and administrative expenses	45,223	27,902	480	—	73,605
Amortization of intangibles	(2,007)	810	—	—	(1,197)
Plant closure charges	—	764	—	—	764
Transaction expenses	162	500	—	—	662
Intercompany fees	(52,956)	52,708	248	—	—
Licensing fees	(174)	(2,161)	(146)	—	(2,481)

	(9,752)	80,523	582	—	71,353

Operating income (loss)	(9,593)	29,493	297	—	20,197
Interest expense, net	10,676	201	11	—	10,888
Income from subsidiaries	18,715	—	—	(18,715)	—

Income (loss) before income taxes	(1,554)	29,292	286	(18,715)	9,309
Income tax expense (benefit)	(7,512)	10,792	71	—	3,351

Net income	$5,958	$18,500	$215	$(18,715)	$5,958

Supplemental Consolidating Condensed Statements of Operations
For the Six Months Ended June 25, 2005
(In thousands)

	Issuer and Guarantors
	Simmons
	Bedding	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$(33,817)	$442,133	$5,308	$—	$413,624
Cost of products sold	593	226,917	3,912	—	231,422

Gross margin	(34,410)	215,216	1,396	—	182,202

Operating expenses:
Selling, general and administrative expenses	100,349	50,650	1,127	—	152,126
Plant closure charges	—	40	—	—	40
Amortization of intangibles	1,615	1,243	—	—	2,858
Intercompany fees	(142,807)	142,348	459	—	—
Transaction expenses	171	6	—	—	177
Licensing fees	(529)	(4,009)	(328)	—	(4,866)

	(41,201)	190,278	1,258	—	150,335

Operating income	6,791	24,938	138	—	31,867
Interest expense, net	24,940	400	52	—	25,392
Income from subsidiaries	23,711	—	—	(23,711)	—

Income before income taxes	5,562	24,538	86	(23,711)	6,475
Income tax expense (benefit)	1,400	1,039	(126)	—	2,313

Net income	$4,162	$23,499	$212	$(23,711)	$4,162

Supplemental Consolidating Condensed Statements of Operations
For the Six Months Ended June 26, 2004
(In thousands)

	Issuer and Guarantors
	Simmons		Non-
	Bedding	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$(31,230)	$450,959	$5,386	$—	$425,115
Cost of products sold	594	225,581	3,935	—	230,110

Gross margin	(31,824)	225,378	1,451	—	195,005

Operating expenses:
Selling, general and administrative expenses	101,239	56,598	1,029	—	158,866
Amortization of intangibles	661	1,628	—	—	2,289
Plant closure charges	—	764	—	—	764
Transaction expenses	162	500	—	—	662
Intercompany fees	(106,880)	106,417	463	—	—
Licensing fees	(520)	(4,259)	(283)	—	(5,062)

	(5,338)	161,648	1,209	—	157,519

Operating income (loss)	(26,486)	63,730	242	—	37,486
Interest expense, net	21,563	397	21	—	21,981
Income from subsidiaries	39,406	—	—	(39,406)	—

Income (loss) before income taxes	(8,643)	63,333	221	(39,406)	15,505
Income tax expense (benefit)	(18,566)	24,070	78	—	5,582

Net income	$9,923	$39,263	$143	$(39,406)	$9,923

Supplemental Consolidating Condensed Balance Sheets
As of June 25, 2005
(In thousands)

	Issuer and Guarantors
	Simmons
	Bedding	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14,793	$15,204	$1,371	$—	$31,368
Account s receivable	565	69,157	2,193	—	71,915
Inventories	—	31,600	882	—	32,482
Other	8,043	10,738	560	—	19,341

Total current assets	23,401	126,699	5,006	—	155,106

Property, plant and equipment, net	11,018	43,915	5,101	—	60,034
Goodwill and other intangibles, net	67,688	964,931	65	—	1,032,684
Other assets	19,451	18,698	652	—	38,801
Net investment in and advances to (from) affiliates	912,914	135,775	(1,771)	(1,046,918)	—

	$1,034,472	$1,290,018	$9,053	$(1,046,918)	$1,286,625

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$395	$226	$218	$—	$839
Accounts payable and accrued liabilities	44,729	61,643	1,412	—	107,784

Total current liabilities	45,124	61,869	1,630	—	108,623

Long-term debt	731,538	13,354	1,582	—	746,474
Deferred income taxes	(13,073)	168,551	177	—	155,655
Other non-current liabilities	6,120	4,588	402	—	11,110

Total liabilities	769,709	248,362	3,791	—	1,021,862

Stockholder’s equity	264,763	1,041,656	5,262	(1,046,918)	264,763

	$1,034,472	$1,290,018	$9,053	$(1,046,918)	$1,286,625

Supplemental Consolidating Condensed Balance Sheets
As of December 25, 2004
(In thousands)

	Issuer and Guarantors
	Simmons
	Bedding	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$15,923	$7,333	$598	$—	$23,854
Accounts receivable	—	82,936	2,497	—	85,433
Inventories	—	32,622	678	—	33,300
Other	10,426	11,646	577	—	22,649

Total current assets	26,349	134,537	4,350	—	165,236

Property, plant and equipment, net	11,277	46,370	5,196	—	62,843
Goodwill and other intangibles, net	69,284	962,319	65	—	1,031,668
Other assets	20,165	21,015	807	—	41,987
Net investment in and advances to (from) affiliates	910,120	131,043	19	(1,041,182)	—

	$1,037,195	$1,295,284	$10,437	$(1,041,182)	$1,301,734

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$3,655	$241	$229	$—	$4,125
Accounts payable and accrued liabilities	48,413	72,350	2,597	—	123,360

Total current liabilities	52,068	72,591	2,826	—	127,485

Long-term debt	732,945	13,381	1,689	—	748,015
Deferred income taxes	(14,353)	168,663	465	—	154,775
Other non-current liabilities	5,927	4,525	399	—	10,851

Total liabilities	776,587	259,160	5,379	—	1,041,126

Stockholder’s equity	260,608	1,036,124	5,058	(1,041,182)	260,608

	$1,037,195	$1,295,284	$10,437	$(1,041,182)	$1,301,734

Note: The Company has revised its presentation of the previously reported supplemental consolidating condensed guarantor and non-guarantor subsidiaries’ balance sheets as of December 25, 2004 to reflect the following:
•	The change in classification of a $515.0 million credit balance previously reported in the Guarantor subsidiaries’ line item “net investment in and advances to (from) affiliates” and a $515.0 million debit balance previously reported in the Guarantor subsidiaries’ “stockholder’s equity”, to the Eliminations line items “net investment in and advances to (from) affiliates” and “stockholder’s equity”. The adjustment relates principally to the push down of certain purchase accounting adjustments to subsidiaries;

•	The correction of intercompany balances previously netted in error against the Guarantor subsidiaries’, Non-Guarantor subsidiaries’, and Eliminations line item “stockholder’s equity” totaling a $491.9 million credit balance, a $1.7 million debit balance, and a $490.2 million debit balance, respectively. The amounts have been correctly classified in this revised presentation in the line items “net investment in and advances to (from) affiliates” and “stockholder’s equity”; and

•	The combining of a $366.1 million credit balance previously reported in the Guarantor subsidiaries’ line item “net due to (from) subs” and a $366.1 million debit balance previously reported in the Eliminations line item “net due to (from) subs” into the line item “net investment in and advances to (from) affiliates”.
     The net effect of the above changes in classification and corrections was to increase Guarantor subsidiaries’ total assets by $640.8 million, decrease the Non-Guarantor subsidiaries’ total assets by $1.7 million and decrease the Eliminations total assets by $639.1 million. The change in classifications, combining of balance sheet line items and corrections had no effect on the audited consolidated balance sheet as of December 25, 2004.

Supplemental Consolidating Condensed Statements of Cash Flows
For the Six Months Ended June 25, 2005
(In thousands)

	Issuer and Guarantors
	Simmons
	Bedding	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$4,901	$14,517	$(870)	$—	$18,548

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(1,364)	(1,201)	(21)	—	(2,586)
Purchase of Simmons Juvenile Products	—	(3,337)	—	—	(3,337)

Net cash used in investing activities	(1,364)	(4,538)	(21)	—	(5,923)

Cash flows from financing activities:
Repayment of long-term obligations	(4,667)	(41)	(118)	—	(4,826)
Receipt from (distribution to) affiliates	—	(2,069)	1,790	—	(279)

Net cash provided by (used in) financing activities	(4,667)	(2,110)	1,672	—	(5,105)

Net effect of exchange rate change	—	—	(6)	—	(6)

Change in cash and cash equivalents	(1,130)	7,869	775	—	7,514
Cash and cash equivalents:
Beginning of period	15,923	7,333	598	—	23,854

End of period	$14,793	$15,202	$1,373	$—	$31,368

Supplemental Consolidating Condensed Statements of Cash Flows
For the Six Months Ended June 26, 2004
(In thousands)

	Issuer and Guarantors
	Simmons
	Bedding	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(32,692)	$69,117	$1,773	$—	$38,198

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(2,899)	(2,852)	(977)	—	(6,728)
Proceeds from sale of Gallery Corp., net	6,495	—	—		6,495
Other, net	105	—	—	—	105

Net cash provided by (used in) investing activities	3,701	(2,852)	(977)	—	(128)

Cash flows from financing activities:
Repayment of long-term obligations, net	(16,960)	(601)	(116)	—	(17,677)
Receipt from (distribution to) affiliates	66,127	(63,402)	(1,800)	—	925
Payment of financing fees	(601)	—	—	—	(601)

Net cash provided by (used in) financing activities	48,566	(64,003)	(1,916)	—	(17,353)

Net effect of exchange rate change	—	—	(10)	—	(10)

Change in cash and cash equivalents	19,575	2,262	(1,130)	—	20,707
Cash and cash equivalents:
Beginning of period	615	667	2,388	—	3,670

End of period	$20,190	$2,929	$1,258	$—	$24,377

G. Segment Information
     The Company’s operating segments are generally organized internally by whether the products are sold to a reseller or to an end consumer. The Company has aggregated similar operating segments into two reportable segments: (1) wholesale bedding and (2) retail bedding.
     The wholesale bedding segment consists of (i) the manufacture, sale and distribution of premium bedding products to retail customers and institutional users of bedding products, such as the hospitality industry; (ii) the manufacture and distribution of branded juvenile bedding and related soft good products; (iii) the licensing of intellectual property to domestic and international companies that manufacture and sell the Company’s premium branded bedding products or products which complement the bedding products manufactured by the Company; and (iv) the sale to consumers of product returns, off-quality product and excess inventory through retail outlet stores.
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
     The following tables summarize segment information:
Quarter Ended June 25, 2005
(In thousands)

	Wholesale
	Bedding	Retail	Eliminations	Totals
Net sales to external customers	$189,283	$18,759	$—	$208,042
Intersegment net sales	3,414	—	(3,414)	—
Adjusted EBITDA	25,848	1,537	92	27,477
Depreciation and amortization expense	6,232	427	—	6,659
Expenditures for long-lived assets	1,032	176	—	1,208
Segment assets	1,260,724	27,406	(1,505)	1,286,625

Reconciliation of EBITDA and Adjusted EBITDA to net income:
Net income	$2,943	$644	$92	$3,679
Depreciation and amortization	6,232	427	—	6,659
Income taxes	1,661	368	—	2,029
Interest expense, net	13,200	3	—	13,203
Interest income	11	1	—	12

EBITDA	24,047	1,443	92	25,582
Reorganization costs	1,345	—	—	1,345
Management fees	239	94	—	333
Transaction expenses	177	—	—	177
Plant closing costs	40	—	—	40

Adjusted EBITDA	$25,848	$1,537	$92	$27,477

Quarter Ended June 26, 2004
(In thousands)

	Wholesale
	Bedding	Retail	Eliminations	Totals
Net sales to external customers	$182,597	$19,198	$—	$201,795
Intersegment net sales	5,138	—	(5,138)	—
Adjusted EBITDA	28,092	514	301	28,907
Depreciation and amortization expense	2,996	101	—	3,097
Expenditures for long-lived assets	4,701	215	—	4,916
Segment assets	1,243,320	29,945	(2,106)	1,271,159

Reconciliation of EBITDA and Adjusted EBITDA to net income (loss):
Net income (loss)	$6,168	$(511)	$301	$5,958
Depreciation and amortization	2,996	101	—	3,097
Income taxes	3,508	(157)	—	3,351
Interest expense, net	10,840	48	—	10,888
Interest income	31	—	—	31

EBITDA	23,543	(519)	301	23,325
Plant opening, closing charges	4,722	—	—	4,722
Mattress Gallery transaction expenses	162	500	—	662
Management fees	(64)	533	—	469
Other	(271)	—	—	(271)

Adjusted EBITDA	$28,092	$514	$301	$28,907

Six Months Ended June 25, 2005
(In thousands)

	Wholesale
	Bedding	Retail	Eliminations	Totals
Net sales to external customers	$375,734	$37,890	$—	$413,624
Intersegment net sales	6,563		(6,563)	—
Adjusted EBITDA	43,635	3,653	170	47,458
Depreciation and amortization expense	12,370	753	—	13,123
Expenditures for long-lived assets	2,156	430	—	2,586
Segment assets	1,260,724	27,406	(1,505)	1,286,625

Reconciliation of EBITDA and Adjusted EBITDA to net income:
Net income	$2,254	$1,738	$170	$4,162
Depreciation and amortization	12,370	753	—	13,123
Income taxes	1,348	965	—	2,313
Interest expense, net	25,386	6	—	25,392
Interest income	47	1	—	48

EBITDA	41,405	3,463	170	45,038
Reorganization costs	1,345	—	—	1,345
Management fees	563	190	—	753
Management severance	105	—	—	105
Transaction expenses	177	—	—	177
Plant closing costs	40	—	—	40

Adjusted EBITDA	$43,635	$3,653	$170	$47,458

Six Months Ended June 26, 2004
(In thousands)

	Wholesale
	Bedding	Retail	Eliminations	Totals
Net sales to external customers	$380,810	$44,305	$—	$425,115
Intersegment net sales	14,027	—	(14,027)	—
Adjusted EBITDA	64,848	1,617	(261)	66,204
Depreciation and amortization expense	10,300	417	—	10,717
Expenditures for long-lived assets	6,052	676	—	6,728
Segment assets	1,243,320	29,945	(2,106)	1,271,159

Reconciliation of EBITDA and Adjusted EBITDA to net income (loss):
Net income (loss)	$14,368	$(4,184)	$(261)	$9,923
Depreciation and amortization	10,300	417	—	10,717
Income taxes	5,968	(386)	—	5,582
Interest expense, net	21,883	98	—	21,981
Interest income	75	—	—	75

EBITDA	52,594	(4,055)	(261)	48,278
Non-cash stock compensation expense	3,308	—	—	3,308
Transaction related expenditures, including cost of products sold	2,640	3,844	—	6,484
Plant opening, closing charges	6,951	—	—	6,951
Mattress Gallery transaction expenses	162	500	—	662
Management fees	(490)	1,328	—	838
Other expenses	(317)	—	—	(317)

Adjusted EBITDA	$64,848	$1,617	$(261)	$66,204

H. People Realignment Plan
     In connection with a Company cost savings initiative, a people realignment plan for the Company’s salaried associates was implemented in the second and third quarters of 2005. The people realignment plan consisted of three phases. In the first phase, a voluntary early retirement program was offered to eligible salaried associates. Those associates participating in the early retirement program were offered benefits including severance payments and continued health insurance. The Company recorded the costs of the early retirement program when associates accepted the offer, which was during the second quarter of 2005. The cost of this early retirement program was $0.7 million and is reflected in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.
     The second and third phases of the people realignment plan included voluntary and involuntary permanent reductions of the Company’s salaried associates. Associates terminated under these two phases were offered certain benefits which included severance payments, outplacement services and health insurance. The Company recorded the costs of the voluntary permanent terminations once the associate offered their resignation and the Company accepted, which was in the third quarter of 2005. The Company recorded the costs of the involuntary permanent terminations once the Company determined the final number of employees to be involuntarily separated and the plan was communicated to the associates, which was in the third quarter of 2005. The costs of the second and third phases of the people realignment plan are currently estimated to be $1.7 million in the aggregate and will be recorded in the Company’s third quarter 2005 condensed consolidated statement of operations.
     The Company anticipates the people realignment plan will result in annualized compensation, fringe and benefit savings of approximately $5.0 million.
I. Plant Closing and Opening Charges
     The Company’s Columbus, Ohio manufacturing facility was closed in April 2004. The Company incurred plant closure charges of approximately $0.8 million of severance, retention, rent, and transfer of equipment costs during the second quarter of fiscal year 2004 related to this closing. The Company wrote off inventory and incurred other miscellaneous charges of $0.2 million as a result of the closure of the plant, which was included in cost of goods sold during the second quarter of 2004. Additionally, the Company dismantled and abandoned equipment resulting in a $0.2 million charge to selling, general and administrative expenses during the second quarter of 2004.
     The Company opened a new manufacturing facility in Hazleton, Pennsylvania on March 15, 2004. The Company incurred non-recurring start-up costs, net of local and state training grants, related to the openings of approximately $3.0 million and $5.8 million for the quarter and six months ended June 26, 2004. The start-up costs include travel and relocation, rent, utilities, repair and maintenance, and training expenses totaling $1.5 million and $3.2 million for the quarter and six months ended June 26, 2004, which are included in cost of products sold, and incremental distribution costs of $1.5 million and $2.6 million for the quarter and six months ended June 26, 2004, which are included in selling, general and administrative expenses. The incremental distribution expense resulted from the extra miles driven to service the customers that were previously serviced by the Company’s closed manufacturing facilities.
     In May 2005 and at the end of the lease term, the Company moved its juvenile manufacturing facility formerly located in Oshkosh, Wisconsin to a temporary manufacturing facility. The Company anticipates moving to a permanent facility in Neenah, Wisconsin during the third quarter of 2005.
J. Contingencies
     From time to time, the Company has been involved in various legal proceedings. The Company believes that all current litigation is routine in nature and incidental to the conduct of the Company’s business, and that none of this litigation, if determined adversely to the

Company, would have a material adverse effect on the Company’s financial condition or results of its operations.
K. Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), Share-Based Payment – An Amendment of FAS 123 and FAS 95, (“SFAS 123R”). SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based upon the fair value of the award. SFAS 123R eliminates the option to account for the cost of stock-based compensation using the intrinsic value method as allowed under APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is considered a non-public entity as defined by SFAS 123R. SFAS 123R is effective for non-public entities for fiscal years beginning after December 15, 2005. The Company expects to adopt SFAS 123R as of the beginning of its fiscal year 2006. The Company does not anticipate that SFAS 123R will have a material effect on its consolidated financial statements.
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, (“SFAS 153”). SFAS 153, in contrast to APB No. 29, requires exchanges of nonmonetary assets to be accounted for based on the fair market value of the assets exchanged, rather than at their historical cost. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and companies must apply the standard prospectively. The Company expects to adopt SFAS 153 as of the beginning of fiscal year 2006 and does not anticipate that SFAS 153 will have a material effect on its consolidated financial statements.

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
Recent Events
People Realignment Plan
     In connection with our cost savings initiative, a people realignment plan for our salaried associates was implemented in the second and third quarters of 2005. The people realignment plan consisted of three phases. In the first phase, a voluntary early retirement program was offered to eligible salaried associates. Those associates participating in the early retirement program were offered benefits including severance payments and continued health insurance. We recorded the costs of the early retirement program when associates accepted the offer, which was during the second quarter of 2005. The cost of this early retirement program was $0.7 million and is reflected in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.
     The second and third phases of the people realignment plan included voluntary and involuntary permanent reductions of our salaried associates. Associates terminated under these two phases were offered certain benefits which included severance payments, outplacement services and health insurance. We recorded the costs of the voluntary permanent terminations once the associate offered their resignation and we accepted, which was in the third quarter of 2005. We recorded the costs of the involuntary permanent terminations once we determined the final number of employees to be involuntarily separated and the plan was communicated to the associates, which was in the third quarter of 2005. The costs of the second and third phases of the people realignment plan are currently estimated to be $1.7 million in the aggregate and will be recorded in our third quarter 2005 condensed consolidated statement of operations.
     We anticipate the people realignment plan will result in annualized compensation, fringe and benefit savings of approximately $5.0 million.
Restructuring of our Corporate Management Team
     In connection with the people realignment plan, we restructured our corporate management team. As a result of the restructuring, our then President, Robert W. Hellyer, left the Company to pursue other professional opportunities and our Chairmen and CEO, Charles R. Eitel, assumed certain of Mr. Hellyer’s responsibilities.

     Additionally, we appointed Timothy F. Oakhill as our Senior Vice President of Marketing and Licensing. Mr. Oakhill, who has been with the Company for eight years, was instrumental in growing the BackCare® and BackCare Kids® brands. Most recently, Mr. Oakhill was Vice President of International and Domestic Licensing.
     On July 30, 2005, we hired Robert P. Burch as our Executive Vice President – Operations. Mr. Burch comes to Simmons after 26 years with office furniture manufacturer, Steelcase, Inc., where Mr. Burch most recently held the position of Vice President of Order Fulfillment for North America.
     On August 9, 2005, we named Stephen G. Fendrich as our Executive Vice President – Sales. Mr. Fendrich has been Chief Executive Officer and President of our SC Holdings, Inc. and Sleep Country USA, Inc. subsidiaries since September 2002. Mr. Fendrich will continue in his Sleep Country role until a successor is named. Kevin Damewood, previously Senior Vice President – Sales, will assume the duties of Divisional Vice President – Sales for the Northeast Region.
Labor Unions
     Both the Steelworkers and Teamsters labor unions at our Los Angeles manufacturing facility ratified 4-year collective bargaining agreements in July 2005. These agreements are effective starting in October 2005 through September 2009. We do not expect either contract to have a significant impact on our future operating results.

Results of Operations
     The following table sets forth historical consolidated financial information as a percent of net sales:

	Quarters Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	56.4%	54.6%	55.9%	54.1%

Gross margin	43.6%	45.4%	44.1%	45.9%

Operating expenses:
Selling, general and administrative expenses	35.1%	36.5%	36.8%	37.4%
Plant closure charges	0.0%	0.4%	0.0%	0.2%
Amortization of intangibles	0.7%	-0.6%	0.7%	0.5%
Transaction expenses	0.1%	0.3%	0.0%	0.2%
Licensing fees	-1.4%	-1.2%	-1.2%	-1.2%

	34.5%	35.4%	36.3%	37.1%

Operating income	9.1%	10.0%	7.7%	8.8%

Interest expense, net	6.3%	5.4%	6.1%	5.2%

Income before income taxes	2.7%	4.6%	1.6%	3.6%
Income tax expense	1.0%	1.7%	0.6%	1.3%

Net income	1.8%	3.0%	1.0%	2.3%

Quarter Ended June 25, 2005 as Compared to Quarter Ended June 26, 2004
     Net sales. The following table presents our net sales and the dollar and percentage change by segment for the quarter ended June 25, 2005 compared to the quarter ended June 26, 2004:

			$ increase	% increase
	2005	2004	(decrease)	(decrease)
	(in millions)
Wholesale bedding segment	$192.7	$187.7	$5.0	2.6%
Retail bedding segment	18.8	19.2	(0.4)	-2.3%
Eliminations	(3.5)	(5.1)	1.6	-31.4%

Consolidated net sales	$208.0	$201.8	$6.2	3.1%

     Wholesale bedding segment net sales increased $5.0 million, or 2.6%, due primarily to the addition of $6.2 million of net sales of juvenile products as a result of the acquisition of the crib mattress and related soft goods of Simmons Juvenile Products Company, Inc. in

August 2004 (the “Juvenile Acquisition”). Our conventional bedding net sales declined $0.9 million, or 0.5%, principally due to our unit volume declining 7.4%, or an estimated $16.1 million, for the quarter ended June 25, 2005 compared to the quarter ended June 26, 2004. Partially offsetting our decline in conventional bedding unit volume, our conventional bedding average unit selling price (“AUSP”) increased 6.0%, or an estimated $12.4 million, for the quarter ended June 25, 2005 compared to the quarter ended June 26, 2004. Our improvement in conventional bedding AUSP was primarily attributable to the shipment of our new product lines in 2005 which, on average, sell at higher prices that our 2004 product lines.
     The second quarter conventional bedding unit decline of 7.4% was an improvement compared to the 15.2% unit decline in the first quarter of 2005 versus the comparable period of 2004. The second quarter unit decline was due principally to less units sold at “velocity” retail price points below $500 and premium retail price points above $2,000. To address these volume declines, we have introduced a new Deep Sleep® product line at the recently completed Las Vegas Furniture Market that better targets velocity retail price points which will be rolled-out between August 2005 and January 2006. Additionally, during the second quarter, we introduced new innerspring premium priced products to complement our HealthSmartTM products, and the Beautyrest® Caresse® visco elastic (“memory foam”) products. Our increase in the second quarter unit sales versus the first quarter 2005 was a result of these new products introduced during the second quarter, as well as other pricing and product modifications which were made commencing in March 2005.
     For the quarters ended June 25, 2005 and June 26, 2004, our wholesale bedding segment net sales reflect a reduction of $17.7 million and $19.5 million, respectively, for cash consideration paid to our customers for certain promotional programs, allowances and volume rebates. Our sales reductions decreased principally due to more of our co-op advertising costs meeting the criteria of a selling expense versus a sales reduction. For the quarter ended June 25, 2005, as a percentage of our sales, our aggregate co-op advertising expenditures, regardless of whether reported as a selling expense or a sales reduction were 0.3 percentage points lower than the aggregate co-op advertising expenditures for the quarter ended June 26, 2004.
     Retail bedding segment sales in the second quarter 2005 decreased $0.4 million, or 2.3%, compared to the second quarter 2004 as a result of the sale of our Mattress Gallery retail operations on May 1, 2004. Mattress Gallery contributed $3.0 million of retail sales for the quarter ended June 26, 2004. On a comparable store basis, sales for our retail stores increased 14.6% for the quarter ended June 25, 2005 versus the quarter ended June 26, 2004. Retail segment same store sales have benefited from increased advertising by our retail segment and an improved retail sales environment in Washington and Oregon.

     Gross Margin. The following table presents our gross profit by segment, gross margin as a percentage of segment net sales, and the gross margin percentage point change by segment for the quarter ended June 25, 2005 compared to the quarter ended June 26, 2004:

					Margin %
	Gross Profit		Gross Margin		Point
	2005	2004	2005	2004	Change
	(in millions)
Wholesale bedding segment	$80.7	$81.6	41.9%	43.4%	-1.5%
Retail bedding segment	10.0	9.7	53.1%	50.4%	2.7%
Eliminations	0.1	0.3	-2.8%	-5.9%	3.1%

Consolidated	$90.8	$91.6	43.6%	45.4%	-1.8%

     Our wholesale bedding segment gross margin declined 1.5 percentage points due primarily to (i) an increase in our conventional bedding material costs of 1.5 percentage points due principally to the inflation of raw material costs and the added material costs to make our products sold in the State of California meet California’s new open flame resistance standards which became effective January 1, 2005 and (ii) the selling in 2005 of juvenile products, which sell at lower margins, as a result of the Juvenile Acquisition, which resulted in a 0.6 percentage point decline in gross margin. Partially offsetting the decrease in our wholesale bedding segment gross margin, our conventional bedding labor and overhead costs in the aggregate decreased 0.6 percentage points primarily due to charges incurred in the second quarter of 2004 of $1.7 million, or 0.9 percentage points, related to the opening of Hazleton, Pennsylvania manufacturing facility and the closure of our Columbus, Ohio manufacturing facility.
     Our retail bedding segment gross margin improved 2.7 percentage points principally due to (i) the sale of our Mattress Gallery retail operations in May 2004, which had a lower margin product sales mix than our Sleep Country retail operations; and (ii) the gross margins at our Sleep Country retail operations improving due to a shift in sales mix to products that have higher gross margins.
     Selling, general and administrative expenses (“SG&A”). The following table presents our SG&A dollar amount by segment, as a percentage of segment net sales and the percentage point change by segment for the quarter ended June 25, 2005 compared to the quarter ended June 26, 2004:

					Margin %
	SG&A		As a % of Segment Net Sales		Point
	2005	2004	2005	2004	Change
	(in millions)
Wholesale bedding segment	$64.2	$63.8	33.3%	34.0%	-0.7%
Retail bedding segment	8.9	9.8	47.2%	50.8%	-3.6%

Consolidated	$73.1	$73.6	35.1%	36.5%	-1.3%

     Our wholesale bedding segment SG&A for the second quarter of 2004 included $1.5 million, or 0.8 percentage points, of non-recurring distribution expense related to the incremental miles driven to service customers from existing manufacturing facilities while we were opening and closing manufacturing facilities during 2004. Exclusive of the impact of the incremental distribution expense on our SG&A for the second quarter of 2004, our 2005 wholesale bedding segment SG&A increased 0.1 percentage points principally due to higher (i) distribution expense of $2.0 million, or 0.9 percentage points, due principally to higher fuel costs and more miles driven; (ii) national advertising expenditures of $1.5 million, or 0.7 percentage points, due to the completion of advertising commitments related to our HealthSmartTM national advertising campaign that was curtailed at the end of the first quarter of 2005; (iii) co-op advertising expenses of $2.0 million, or 0.9 percentage points, due to more of our expenditures meeting the criteria of a selling expense versus a sales reduction; (iv) consulting fees of $1.0 million, or 0.5 percentage points, due to our use of outside consultants in connection with our cost savings initiative and Sarbanes-Oxley compliance efforts; and (v) severance expense of $0.7 million, or 0.3 percentage points, due to the voluntary early retirement phase of our people realignment plan.
     Partially offsetting these increases, our wholesale bedding segment SG&A benefited from lower (i) provisions for bad debts of $2.3 million, or 1.3 percentage points, as a result of our improved customer credit profile and receivables aging, combined with the favorable settlement of a customer bankruptcy claim; (ii) bonus expense of $1.2 million, or 0.7 percentage points, due to lower anticipated management bonus payouts for 2005 than in 2004; and (iii) selling expenses of $0.9 million, or 0.7 percentage points, due to our lower sales volume.
     Our retail segment SG&A decreased 3.6 percentage points primarily due to the sale of our Mattress Gallery retail operations as discussed above and our Sleep Country retail operations growing their same store sales which allows Sleep Country to better leverage their fixed costs, such as salaries, advertising and rent.
     Plant Closure Charges. For the quarter ended June 25, 2005, we incurred less than $0.1 million of plant closure charges related to the closing of our juvenile manufacturing facility located in Oshkosh, Wisconsin and the relocation to a temporary manufacturing facility. We anticipate moving from the temporary manufacturing facility into a permanent facility in Neenah, Wisconsin during the third quarter of 2005. For the quarter ended June 26, 2004, we incurred $0.8 million of plant closure charges related to the closing of our Columbus, Ohio manufacturing facility in April. The plant closure charges consisted of severance, retention, rent and costs to transfer equipment.
     Amortization of Intangibles. For the quarter ended June 25, 2005, amortization of intangibles increased $2.6 million to $1.4 million from $(1.2) million for the quarter ended June 26, 2004. The increase in amortization expense is attributable to the purchase price allocation associated with the Acquisition which was not finalized until the second quarter of 2004. Prior to the finalization of the purchase price allocation, the amortization of intangibles was recorded based upon a preliminary valuation of the intangible assets.
     Transaction Expenses. For the quarter ended June 25, 2005, we incurred $0.2 million in costs related to an acquisition that was not consummated. For the quarter ended June 26, 2004, we incurred transaction expenses of $0.7 million related to the sale of Mattress Gallery in May 2004.
     Licensing Fees. For the quarter ended June 25, 2005, licensing fees increased $0.3 million, or 13.5%, to $2.8 million from $2.5 million for the quarter ended June 26, 2004. Licensing fees increased primarily due to improved sales for certain of our domestic licensees during the second quarter 2005 and additional royalties identified through a sales audit of a domestic licensee.

     Interest Expense, Net. For the quarter ended June 25, 2005, interest expense increased $2.3 million, or 21.3%, to $13.2 million from $10.9 million for the quarter ended June 26, 2004. Interest expense increased due to higher LIBOR base rates on our senior credit facility, partially offset by lower average outstanding borrowings for the quarter ended June 25, 2005 compared to the quarter ended June 26, 2004.
     Income Taxes. The combined estimated federal, state, and foreign effective income tax rate of 35.5% for the quarter ended June 25, 2005 differs from the federal statutory rate of 35.0% primarily due to (i) tax benefits realized as a result of a decrease in the rate applicable to our Puerto Rico subsidiary’s deferred tax assets and liabilities and (ii) state income tax expense. The combined estimated federal, state, and foreign effective income tax rate of 36.0% for the quarter ended June 26, 2004 differed from the federal statutory rate of 35.0% primarily due to (i) state tax rate benefits realized as a result of a decrease in the rate at which our U.S. deferred tax assets and liabilities were recorded; (ii) the tax effect of a valuation allowance increase for Sleep Country’s net deferred tax assets; and (iii) state income tax expense.
Six Months Ended June 25, 2005 as Compared to Six Months Ended June 26, 2004
     Net sales. The following table presents our net sales and the dollar and percentage change by segment for the six months ended June 25, 2005 compared to the six months ended June 26, 2004:

			$ increase	% increase
	2005	2004	(decrease)	(decrease)
	(in millions)
Wholesale bedding segment	$382.3	$394.8	$(12.5)	-3.2%
Retail bedding segment	37.9	44.3	(6.4)	-14.5%
Eliminations	(6.6)	(14.0)	7.4	-53.2%

Consolidated net sales	$413.6	$425.1	$(11.5)	-2.7%

     Wholesale bedding segment net sales decreased $12.5 million, or 3.2%, due principally to a decline in conventional bedding net sales of $23.5 million, or 6.0%, partially offset by an additional $11.9 million of net sales resulting from sales of juvenile products. Our decrease in conventional bedding net sales was principally due to a decline in our conventional bedding unit volume of 11.4%, or an estimated $51.4 million in sales, for the six months ended June 25, 2005 compared to the six months ended June 26, 2004. Partially offsetting our decline in conventional bedding unit volume, our AUSP increased 6.3%, or an estimated $23.9 million in sales, for the six months ended June 25, 2005 compared to the six months ended June 26, 2004. Our improvement in conventional bedding AUSP was primarily attributable to the shipment of our new product lines in 2005 which, on average, sell for higher prices than our 2004 product lines.
     The first six months 2005 unit decline was due principally to (i) less units sold at “velocity” retail price points below $500; (ii) for the first quarter of 2005 all of our premium priced products included the HealthSmartTM feature, which was not as successful as our previous premium priced products; and (iii) the rollout of our 2005 product lines which were initially not competitively priced at certain retail price points between $500 to $1,000. During the second quarter 2005, we introduced new innerspring premium priced products to complement our HealthSmartTM products, and the Beautyrest® Caresse® visco elastic (“memory foam”) products. As a result of these new product introductions, as well as other pricing and product modifications made commencing in March 2005, our second quarter unit sales increased versus the first quarter of 2005. To further address the volume declines at velocity retail price points, we introduced a new Deep Sleep® product line at the recently completed Las Vegas Furniture Market that better targets velocity retail price points. This new product line will be rolled-out between August 2005 and January 2006.
     For the six months ended June 25, 2005 and June 26, 2004, our wholesale bedding segment net sales reflect a reduction of $34.7 million and $32.1 million, respectively, for cash consideration paid to our customers for certain promotional programs, allowances and volume rebates. Our sales reductions increased principally due to more of our co-op advertising spending meeting the criteria of a sales reduction versus a selling expense. As a percentage of our sales, our aggregate co-op advertising expenditures, regardless of whether reported as a selling expense or a sales reduction, for the six months ended June 25, 2005, were comparable with the aggregate co-op advertising expenditures for the six months ended June 26, 2004.

     Retail bedding segment sales decreased as a result of the sale of our Mattress Gallery retail operations on May 1, 2004. Mattress Gallery contributed $12.9 million of retail sales for the six months ended June 26, 2004. On a comparable store basis, sales for our retail stores increased 18.4% for the six months ended June 25, 2005 versus the six months ended June 26, 2004. Retail segment same store sales have benefited from increased advertising and an improved retail sales environment in Washington and Oregon.
     Gross Margin. The following table presents our gross profit, gross margin as a percentage of segment net sales, and the gross margin percentage point change by segment for the six months ended June 25, 2005 compared to the six months ended June 26, 2004.

					Margin %
	Gross Profit		Gross Margin		Point
	2005	2004	2005	2004	Change
	(in millions)
Wholesale bedding segment	$161.7	$176.8	42.3%	44.8%	-2.5%
Retail bedding segment	20.2	18.4	53.4%	41.6%	11.8%
Eliminations	0.3	(0.2)	-3.7%	1.9%	-5.6%

Consolidated	$182.2	$195.0	44.1%	45.9%	-1.8%

     For the six months ended June 26, 2004, our wholesale bedding segment gross margin was negatively impacted by (i) $2.6 million, or 0.7 percentage points, as a result of the selling of inventory recorded at fair market value in connection with the purchase accounting associated with the December 19, 2003 acquisition of the company by affiliates of Thomas H. Lee Equity Fund V (the “Acquisition”); and (ii) $3.4 million, or 0.9 percentage points, as a result of charges related to the opening of our Hazleton, Pennsylvania manufacturing facility in March 2004 and the closure of our Jacksonville, Florida and Columbus, Ohio manufacturing facilities in December 2003 and April 2004, respectively. Exclusive of the effects of the selling of the marked-up inventory and the plant opening and closing charges in the six months ended June 26, 2004, our wholesale bedding segment gross margin declined 4.1 percentage points in the first six months of 2005. Our decline in gross margin was due primarily to (i) an increase in our conventional bedding material costs of 2.2 percentage points due principally to the inflation of raw material costs and the added material costs to make our products sold in the State of California meet California’s new open flame resistance standards that became effective January 1, 2005; (ii) an increase in overhead costs of 1.3 percentage points due principally to the decline in our unit volume as discussed above and operating inefficiencies resulting from the ramp-up of production at our manufacturing facilities in Waycross, Georgia and Hazleton, Pennsylvania, which opened in March 2004 and August 2004, respectively; and (iii) the selling of juvenile products, which sell at lower margins, in 2005 as a result of the Juvenile Acquisition, which resulted in a 0.5 percentage point decline in gross margin.

     Our retail bedding segment gross margin improved 11.8 percentage points principally due to the selling of inventory in 2004 recorded at fair market value in connection with Acquisition. Exclusive of the effects of the selling of the marked-up inventory in the six months ended June 26, 2004, our retail bedding segment gross margin improved 3.1 percentage points. Our retail bedding segment gross margin benefited from (i) the sale of our Mattress Gallery retail operations in May 2004, which had a lower margin product sales mix than our Sleep Country retail operations; and (ii) our Sleep Country retail operations shift in sales mix to products that have higher gross margins.
     Selling, general and administrative expenses (“SG&A”). The following table presents our SG&A dollar amount by segment, as a percentage of segment net sales and the percentage point change by segment for the six months ended June 25, 2005 compared to the six months ended June 26, 2004:

					Margin %
	SG&A		As a % of Segment Net Sales		Point
	2005	2004	2005	2004	Change
	(in millions)
Wholesale bedding segment	$134.8	$136.1	35.3%	34.5%	0.8%
Retail bedding segment	17.3	22.8	45.8%	51.5%	-5.7%

Consolidated	$152.1	$158.9	36.8%	37.4%	-0.6%

     Our wholesale bedding segment SG&A for the first six months 2004 included $2.6 million, or 0.7 percentage points, of non-recurring distribution expense related to the incremental miles driven to service customers from existing manufacturing facilities while we were opening and closing manufacturing facilities during 2004. Exclusive of the impact of the incremental distribution expense on our SG&A for the first six months of 2004, our 2005 wholesale bedding segment SG&A increased 1.5 percentage points principally due to higher (i) national advertising of $6.1 million, or 1.6 percentage points, due to our HealthSmartTM national advertising campaign that was curtailed at the end of the first quarter of 2005; (ii) distribution costs of $3.0 million, or 0.9 percentage points, resulting from higher fuel costs and more miles driven to service our customers; (iii) corporate function expenses of $2.2 million, or 0.6 percentage points, due to our biannual national leadership meeting which occurred in January 2005; (iv) consulting fees of $1.3 million, or 0.4 percentage points, due to our use of outside consultants in connection with our cost savings initiative and Sarbanes-Oxley compliance efforts; and (v) severance expense of $0.7 million, or 0.2 percentage points, due to the voluntary early retirement phase of our people realignment plan.
     Partially offsetting these increases, our wholesale bedding segment SG&A benefited from lower (i) non-cash stock compensation expense of $3.3 million, or 0.8 percentage points, as a result of the change in the fair market value of the equity held in our indirect parent’s, Simmons Company, deferred compensation plan that was terminated in June 2004; (ii) provision for bad debts of $2.3 million, or 0.6 percentage points, as a result of improved customer credit profile and receivables aging, combined with the favorable settlement of a customer bankruptcy claim; (iii) selling expenses of $3.0 million, or 0.5 percentage points, due principally to our lower sales volume; (iv) bonus expense of $2.9 million, or 0.7 percentage points, due to a lower anticipated management bonus payout for 2005 than in 2004.
     Our retail segment SG&A decreased 5.7 percentage points primarily due to the sale of our Mattress Gallery retail operations as discussed above and our Sleep Country retail operations growing their same store sales which allows Sleep Country to better leverage their fixed costs, such as salaries, advertising and rent.

     Plant Closure Charges. For the six months ended June 25, 2005, we incurred less than $0.1 million of plant closure charges related to the closing of our juvenile manufacturing facility located in Oshkosh, Wisconsin and the relocation to a temporary manufacturing facility. The Company anticipates moving into a permanent facility in Neenah, Wisconsin during the third quarter of 2005. For the six months ended June 26, 2004, we incurred $0.8 million of plant closure charges related to the closing of our Columbus, Ohio manufacturing facility in April. The plant closure charges consisted of severance, retention, rent and costs to transfer equipment.
     Amortization of Intangibles. For the six months ended June 25, 2005, amortization of intangibles increased $0.6 million, or 24.9%, to $2.9 million from $2.3 million for the six months ended June 26, 2004. The increase is attributable to the amortization of the customer contracts obtained in the Juvenile Acquisition.
     Transaction Expenses. For the six months ended June 25, 2005, we incurred $0.2 million in costs related to an acquisition that was not consummated. For the six months ended June 26, 2004, we incurred transaction expenses of $0.7 million related to the sale of Mattress Gallery in May 2004.
     Licensing Fees. For the six months ended June 25, 2005, licensing fees decreased $0.2 million, or 3.9%, to $4.9 million from $5.1 million for the six months ended June 26, 2004. The decrease in licensing fees was primarily due to lower sales of licensed products by a domestic licensee for the six months ended June 25, 2005 compared to the six months ended June 26, 2004 partially offset by additional royalties identified through a sales audit of a domestic licensee.
     Interest Expense, Net. For the six months ended June 25, 2005, interest expense increased $3.4 million, or 15.5%, to $25.4 million from $22.0 million for the six months ended June 26, 2004. Interest expense increased due to higher LIBOR base rates on our senior credit facility, partially offset by lower average outstanding borrowings for the six months ended June 25, 2005 compared to the six months ended June 26, 2004.
     Income Taxes. The combined estimated federal, state, and foreign effective income tax rate of 35.7% for the six months ended June 25, 2005 differs from the federal statutory rate of 35.0% primarily due to (i) tax benefits realized as a result of a decrease in the rate applicable to our Puerto Rico subsidiary’s deferred tax assets and liabilities were recorded and (ii) state income tax expense. The combined estimated federal, state, and foreign effective income tax rate of 36.0% for the six months ended June 26, 2004 differed from the federal statutory rate of 35.0% primarily due to (i) state tax rate benefits realized as a result of a decrease in the rate at which our U.S. deferred tax assets and liabilities were recorded; (ii) the tax effect of a valuation allowance increase for Sleep Country’s net deferred tax assets; and (iii) state income tax expense.
Liquidity and Capital Resources
     Our principal sources of cash to fund liquidity needs are (i) cash provided by operating activities and (ii) borrowings available under our senior credit facility. Our primary use of funds consists of payments to fund working capital increases, principal and interest for our debt, capital expenditures, customer supply agreements, and acquisitions. Barring any unexpected significant external or internal developments, we expect current cash balances on hand, cash provided by operating activities, and borrowings available under our senior credit facility to be sufficient to meet our short-term and long-term liquidity needs.
     The following table summarizes our changes in cash (in millions):

	Six Months Ended
	June 25,	June 26,
	2005	2004
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$18.5	$38.2
Investing activities	(5.9)	(0.1)
Financing activities	(5.1)	(17.4)

Increase in cash and cash equivalents	7.5	20.7
Cash and cash equivalents:
Beginning of period	23.9	3.7

End of period	$31.4	$24.4

Six Months Ended June 25, 2005 as Compared to Six Months Ended June 26, 2004
     Cash flows provided by Operating Activities. For the six months ended June 25, 2005 compared to the six months ended June 26, 2004, our cash flows from operations decreased $19.7 million primarily due to a $6.3 million decline in net income combined with a $6.5 million decrease in cash provided by working capital changes.
     Cash flows used in Investing Activities. For the six months ended June 25, 2005 compared to the six months ended June 26, 2004, our cash flows used in investing activities increased $5.8 million. Our first six months 2005 uses included $3.3 million of contingent consideration paid related to the Juvenile Acquisition and capital expenditures of $2.6 million, $4.1 million less than in the first six months of 2004. Our capital expenditures were higher in 2004 primarily due to our opening a new manufacturing facility in Hazleton, PA during the second quarter. Our 2004 cash flows from investing activities benefited from $6.5 million received from the sale of Mattress Gallery.
     Cash flows used in Financing Activities. For the six months ended June 25, 2005 compared to the six months ended June 26, 2004, our cash flows used in financing activities decreased $12.3 million due primarily to reduced principal payments of on our debt of $12.9 million.
Debt
     The terms of our senior credit facility required a mandatory prepayment of our tranche C term loan of $3.7 million, based upon our Consolidated Excess Cash Flows (as defined in the senior credit facility) for the year ended December 25, 2004. This payment was made in March 2005. In addition, we voluntarily prepaid $1.0 million of our tranche C term loan in June 2005. As a result of these prepayments, our next scheduled quarterly tranche C term loan principal payment will be in June 2006.
     As of June 25, 2005, we had availability to borrow $64.9 million under our revolving loan facility after giving effect to $10.1 million that was reserved for our reimbursement obligations with respect to outstanding letters of credit. The weighted average interest rates per annum in effect as of June 25, 2005 for the tranche C term loan and senior unsecured term loan were 5.84% and 7.0%, respectively.
     We have developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. For approximately $325 million of the tranche C term loan and $140 million of the senior unsecured term loan, we set the interest rate at the twelve month Eurodollar Rate on January 26, 2005, which fixed the Eurodollar Rate at 3.25% through January 26, 2006. To further address interest rate risk, we have an interest rate cap agreement for a notional amount of $170 million which capped the Eurodollar Rate at 5.0% for the period of January 26, 2005 through January 26, 2006. The interest rate cap agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are recorded in interest expense. The fair value of the interest rate cap agreement is less than $0.3 million. The execution of these debt instruments resulted in us fixing or capping the interest rate on approximately 87% of our floating rate debt as of June 25, 2005.
     Our long-term obligations contain various financial tests and covenants. We were in compliance with such covenants as of June 25, 2005. However, if our operating results fall below current expectations, we may not be able to meet such covenants in future periods. If we are not in compliance with such covenants in future periods, we would be required to obtain a waiver from our lenders to avoid being in default. We may not be able to obtain such a waiver on a timely basis or at all. The most restrictive covenants relate to ratios of adjusted EBITDA to interest coverage (interest coverage ratio) and net debt to Adjusted EBITDA (leverage ratio), all as defined in the senior credit facility. There is also a maximum capital expenditure limitation in the senior credit facility. The minimum interest coverage ratio and maximum leverage ratio are computed based on our results for the last twelve months ended, adjusted for any acquisitions or dispositions. More specifically, the senior credit facility’s covenants, as amended, require:

•	a minimum interest coverage ratio, with compliance levels ranging from an interest coverage of no less than 2.30:1.00 from June 30, 2005 through December 31, 2005; 2.40:1.00 from March 31, 2006 through December 31, 2006; 2.55:1.00 from March 31, 2007 through December 31, 2007; 2.75:1.00 from March 31, 2008 through December 31, 2008; and 3.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

•	A maximum leverage ratio, with compliance levels ranging from total leverage of no greater than 6.50:1.00 from June 30, 2005 through December 31, 2005; 6.00:1.00 from March 31, 2006 through June 30, 2006; 5.75:1.00 from September 30, 2006 through December 31, 2006; 5.00:1.00 from March 31, 2007 through December 31, 2007; 4.50:1.00 from March 31, 2008 through December 31, 2008; and 4.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

•	a maximum capital expenditure limitation of $30.0 million per fiscal year, with the ability to roll forward to future years unused amounts from the previous fiscal year, and also subject to adjustments for certain acquisitions and other events.
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
     The following is a calculation of our minimum interest coverage and maximum leverage ratios under our senior credit facility as of June 25, 2005 (dollar amounts in millions, except ratios). The terms and related calculations are defined in our senior credit facility.

June 25,
2005
Calculation of minimum cash interest coverage ratio:
Twelve months ended Adjusted EBITDA(1)	$112,139

Consolidated cash interest expense(2)	$44,926

Actual interest coverage ratio(3)	2.50
Minimum permitted interest coverage ratio	2.30
Calculation of maximum leverage ratio:
Consolidated indebtedness	$747,313
Less: Cash and cash equivalents(4)	30,000

Net debt	$717,313

Adjusted EBITDA(1)	$112,139

Actual leverage ratio(5)	6.40
Maximum permitted leverage ratio	6.50

(1)	Adjusted EBITDA for the twelve months ended June 25, 2005 adds back to net income the following items: income taxes, interest expense, depreciation and amortization, non-cash stock compensation expense, transaction related expenditures, plant opening and closing charges, certain litigation and insurance charges relating to previous periods, retail segment charges relating to previous periods, management fees, and other non-recurring/non-cash charges as permitted under our senior credit facility. Additionally, Adjusted EBITDA is adjusted to include the operating results of our Simmons Juvenile division as though we operated this division as of the beginning of the twelve months ended June 25, 2005.

(2)	Consolidated cash interest expense, as defined in the senior credit facility, for the twelve months ended June 25, 2005, as follows (in millions):

Interest expense, net	$47,170
Interest income	114

Gross interest expense	47,284
Less: Non-cash interest expense	(2,358)

$44,926

(3)	Represents ratio of Adjusted EBITDA to consolidated cash interest expense.

(4)	Our senior credit facility permits a maximum of $30.0 million of cash to be netted against our debt for purposes of this covenant computation. Actual cash at June 25, 2005 totaled $31.4 million.

(5)	Represents ratio of consolidated indebtedness less cash and cash equivalents to Adjusted EBITDA.

Off-Balance Sheet Arrangements
     On December 15, 2004, our indirect parent, Simmons Company, completed a private placement of $269.0 million of 10% senior discount notes due 2014 (the “Discount Notes”) with an effective yield of 10.2%. The aggregate proceeds from the issuance of the Discount Notes was $165.1 million. The proceeds from the offering were used to make a dividend distribution to Simmons Company class A stockholders and to pay certain expenses related to the sale and distribution of the Discount Notes. The Discount Notes bear interest at the rate of 10.0% per annum, which will be payable semi-annually in cash in arrears on June 15 and December 15 of each year commencing on June 15, 2010. Prior to December 15, 2009, interest will accrue on the Discount Notes in the form of an increase in the accreted value of the Discount Notes. Simmons Company’s ability to make payments on the Discount Notes is dependent on our earnings and distributions of funds to Simmons Company. As of June 25, 2005, the aggregate amount of Discount Notes outstanding was $173.9 million, which is not reflected on our condensed consolidated balance sheet.
     In connection with the sale of Mattress Gallery, we continue to guarantee approximately $1.3 million of Mattress Gallery’s obligations under certain store and warehouse leases that expire over various periods through 2010. We have no liability recorded for this obligation on our condensed consolidated balance sheet as of June 25, 2005.
Seasonality/Other
     For the past several years, there has not been significant seasonality to our wholesale bedding business. Our retail bedding business, which accounted for $37.9 million, or 9.2%, of our consolidated net sales for the first six months of 2005, has historically experienced, and we expect will continue to experience, seasonal and quarterly fluctuations in net sales, operating income and Adjusted EBITDA. As is the case with many bedding retailers, our retail business is subject to seasonal influences, typically characterized by higher sales for the months of May through September, which impacts our second and third quarter financial results.
Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based upon the fair value of the award. SFAS 123R eliminates the option to account for the cost of stock-based compensation using the intrinsic value method as allowed under APB Opinion No. 25, Accounting for Stock Issued to Employees. We are considered a non-public entity as defined by SFAS 123R. SFAS 123R is effective for non-public entities for fiscal years beginning after December 15, 2005. We expect to adopt SFAS 123R as of the beginning of our fiscal year 2006. We do not anticipate that SFAS 123R will have a material effect on our consolidated financial statements.
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, (“SFAS 153”).

SFAS 153, in contrast to APB No. 29, requires exchanges of nonmonetary assets to be accounted for based on the fair market value of the assets exchanged, rather than at their historical cost. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and companies must apply the standard prospectively. We expect to adopt SFAS 153 as of the beginning of fiscal year 2006 and do not anticipate that SFAS 153 will have a material effect on our consolidated financial statements.
Forward Looking Statements
     “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “expects,” “intends,” “projects” and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operating results, including expected benefits from our products. Any forward-looking statements contained in this report represent our management’s current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties, which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:
•	competitive and pricing pressures in the bedding industry;

•	legal and regulatory requirements;

•	the success of new products, including HealthSmartTM, our new Beautyrest® premium priced products, our new Deep Sleep® products, and the Beautyrest® Caresse® products;

•	our relationships with our major suppliers;

•	fluctuations in costs of raw materials;

•	our relationship with significant customers and licensees;

•	our labor relations;

•	departure of key personnel;

•	our ability to achieve the expected benefits from the people realignment plans;

•	encroachments on our intellectual property;

•	product liability claims;

•	the timing, cost and success of opening new manufacturing facilities;

•	our level of indebtedness;

•	interest rate risks;

•	compliance with covenants in our debt agreements;

•	future acquisitions;

•	an increase in return rates; and

•	other risks and factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission (“SEC”).
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
Market Risk
               The principal market risks to which we are exposed that may adversely affect our results of operations and financial position include changes in future raw material prices, fuel prices, and interest rates. We seek to minimize or manage these market risks through normal operating and financing activities and through the use of interest rate cap agreements, where practicable. We do not trade or use instruments with the objective of earning financial gains on the interest rate fluctuations, nor do we use instruments where there are not underlying exposures.
Interest Rate Risk
               We are exposed to market risk from changes in interest rates. In order to address this risk, the senior credit facility requires us to adopt interest rate protection measures on our variable rate indebtedness through December 19, 2005 such that 50% of our consolidated funded indebtedness is either fixed or protected.
               We have developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. For approximately $325 million of the tranche C term loan and $140 million of the senior unsecured term loan, we set the interest rate at the twelve month Eurodollar Rate on January 26, 2005, which fixed the Eurodollar Rate at 3.25% through January 26, 2006. To further address interest rate risk, we have an interest rate cap agreement for a notional amount of $170 million which capped the Eurodollar Rate at 5.0% for the period of January 26, 2005 through January 26, 2006. The interest rate cap agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are recorded in interest expense. The fair value of the interest rate cap agreement is less than $0.3 million. The execution of these debt instruments resulted in us fixing or capping the interest rate on approximately 87% of our floating rate debt as of June 25, 2005.
               All other factors remaining unchanged, a hypothetical 10% increase or decrease in interest rates for one year on our variable rate financial instruments would not have a material impact on earnings during 2005, but would result in an additional $3.7 million of interest expense in 2006.
Commodity Price Risks
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     See Note J to the Condensed Consolidated Financial Statements, Part 1, Item 1 included herein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits
3.1	Amended and Restated By-Laws of Simmons Bedding Company.

31.1	Chief Executive Officer Certification of the Type Described in Rule 13a — 14(a) and Rule 15d — 14(a)

31.2	Chief Financial Officer Certification of the Type Described in Rule 13a — 14(a) and Rule 15d — 14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, Simmons Bedding Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SIMMONS BEDDING COMPANY

By:	/s/William S. Creekmuir

William S. Creekmuir
Executive Vice President & Chief Financial Officer

Date:	August 9, 2005