Form 10-Q
period 2005-09-24
SIMMONS BEDDING CO
filed 2005-11-03
CIK 1014022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☐ Yes ☑ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     The number of shares of the registrant’s common stock outstanding as of November 3, 2005 was 100.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Simmons Bedding Company and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands)

	Quarter Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Net sales	$226,843	$238,221	$640,467	$663,336
Cost of products sold	128,926	127,050	360,348	357,160

Gross profit	97,917	111,171	280,119	306,176

Operating expenses:
Selling, general and administrative expenses	73,949	86,844	226,075	246,124
Plant closure charges	32	—	72	764
Amortization of intangibles	1,418	1,220	4,276	3,509
Transaction expenses	—	57	177	305
Licensing fees	(2,553)	(2,435)	(7,419)	(7,497)

	72,846	85,686	223,181	243,205

Operating income	25,071	25,485	56,938	62,971

Interest expense, net	13,547	10,737	38,939	32,718

Income before income taxes	11,524	14,748	17,999	30,253
Income tax expense	3,969	5,309	6,282	10,891

Net income	7,555	9,439	11,717	19,362

Other comprehensive income:
Foreign currency translation adjustment	5	42	(1)	32

Comprehensive income	$7,560	$9,481	$11,716	$19,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Bedding Company and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	September 24,	December 25,
	2005	2004 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,850	$23,854
Accounts receivable, less allowances for doubtful receivables, discounts and returns of $4,606 and $5,131	80,192	85,433
Inventories	31,528	33,300
Deferred income taxes	1,411	2,445
Other current assets	16,423	20,204

Total current assets	166,404	165,236

Property, plant and equipment, net	58,445	62,842
Goodwill	492,732	488,686
Intangible assets, net	538,707	542,983
Other assets	43,643	41,987

	$1,299,931	$1,301,734

*	Derived from the Company’s 2004 audited Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Bedding Company and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	September 24,	December 25,
	2005	2004 *
	(Unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$438	$4,124
Accounts payable	60,540	54,380
Accrued liabilities	56,294	68,977

Total current liabilities	117,272	127,481

Non-current liabilities:
Long-term debt	739,811	748,015
Deferred income taxes	159,322	154,775
Other	11,203	10,856

Total liabilities	1,027,608	1,041,127

Commitments and contingencies

Common stockholder’s equity:
Common stock, $.01 par value; 3,000 shares
authorized; 100 issued and outstanding	1	1
Additional paid-in capital	243,052	243,052
Retained earnings	29,141	17,424
Accumulated other comprehensive income	129	130

Total common stockholder’s equity	272,323	260,607

	$1,299,931	$1,301,734

*	Derived from the Company’s 2004 audited Consolidated Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Bedding Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 24,	September 25,
	2005	2004
Net cash provided by operating activities	$32,278	$59,641

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,662)	(15,216)
Proceeds from the sale of Gallery Corp., net	—	6,327
Purchase of certain assets of Simmons Juvenile Products, Inc.	(3,337)	(19,668)
Other, net	7	2,231

Net cash used in investing activities	(6,992)	(26,326)

Cash flows from financing activities:
Payments to affiliate, net	(400)	(1,296)
Payments of senior credit facility, net	(11,668)	(11,675)
Payments of other debt	(221)	(6,146)
Payments of financing fees	—	(870)

Net cash used in financing activities	(12,289)	(19,987)

Net effect of exchange rate changes on cash	(1)	32

Change in cash and cash equivalents	12,996	13,360
Cash and cash equivalents, beginning of period	23,854	3,670

Cash and cash equivalents, end of period	$36,850	$17,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simmons Bedding Company and Subsidiaries
Consolidated Statement of Changes in Stockholder’s Equity
(Dollars in thousands)

					Accumulated
			Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholder’s
	Shares	Stock	Capital	Earnings	Income	Equity

December 25, 2004 (audited)	100	$1	$243,052	$17,424	$130	$260,607

Net income	—	—	—	11,717	—	11,717
Other comprehensive income:
Change in foreign currency translation	—	—	—	—	(1)	(1)

Comprehensive income (loss)				11,717	(1)	11,716

September 24, 2005 (unaudited)	100	$1	$243,052	$29,141	$129	$272,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

A. Basis of Presentation
     For purposes of this report, the “Company” refers to Simmons Bedding Company and its subsidiaries, collectively. These interim condensed consolidated financial statements of the Company are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “Commission”). The accompanying unaudited condensed consolidated financial statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 24, 2005, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature unless otherwise disclosed. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 25, 2004. The results of operations for the periods ended September 24, 2005 are not necessarily indicative of future results that may be expected for the fiscal year ending December 31, 2005 or for any future period.
     The Company operates on a 52/53 week fiscal year ending on the last Saturday in December. Fiscal year 2005 is a 53 week year, whereas fiscal year 2004 was a 52 week year. The fourth quarter of fiscal year 2005 will be comprised of 14 weeks, whereas each of the first, second and third quarters were comprised of 13 weeks.
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
     The Company sold its Gallery Corp. (“Mattress Gallery”) retail operations in a stock transaction on May 1, 2004 to Pacific Coast Mattress, Inc. (“PCM”) for cash proceeds of $6.3 million plus the cancellation of all intercompany debt with the exception of current trade payables owed by Mattress Gallery to the Company. The cancellation of intercompany debt was recorded as a capital contribution to Mattress Gallery. No gain or loss was recorded on the sale since Mattress Gallery was recorded at fair value in connection with the Acquisition. As of September 24, 2005, the Company continued to guarantee approximately $1.1 million of Mattress Gallery’s obligations under certain store leases that expire over various periods through 2010. The Company does not record a liability for this obligation in the condensed consolidated balance sheet. In connection with the sale, the Company entered into a supply agreement through April 2009 with Mattress Gallery.
     Prior to the sale of Mattress Gallery, the Company did not reflect Mattress Gallery’s results of operations as discontinued operations since the Company has an ongoing interest in the cash flows of the operations through the long-term supply agreement. For the nine months ended September 25, 2004, Mattress Gallery’s net sales and net loss were $12.9 million and $(3.3) million, respectively.
     On August 27, 2004, one of the Company’s then current subsidiaries, Simmons Juvenile Company, LLC (“Simmons Juvenile”), acquired certain assets and liabilities of the crib mattress and related soft goods business of Simmons Juvenile Products Company, Inc. (“Simmons Juvenile, Inc.” or “the Seller”), a then-current licensee of the Company, for $19.7 million in cash, including transaction costs (the “Juvenile Acquisition”). Additionally in the second quarter of 2005, the Company paid $3.3 million of contingent consideration, based on Simmons Juvenile’s operating performance for the six months ended February 2005, and adjusted the purchase price allocation by such payment.
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
C. Inventories
     A summary of inventories follows (in thousands):

	September 24,	December 25,
	2005	2004
Raw materials	$15,690	$18,135
Work-in-progress	1,214	1,236
Finished goods	9,987	9,934
Inventory held at retail stores	4,637	3,995

	$31,528	$33,300

D. Goodwill
     The changes in the carrying amount of goodwill for the nine months ended September 24, 2005 are as follows (in thousands):

	Wholesale
	Bedding	Retail	Consolidated
Balance as of December 25, 2004	$476,394	$12,292	$488,686
Juvenile Acquisition contingent consideration (see Note B)	3,337	—	3,337
Adjustment of pre-acquisition tax liability	583	—	583
Adjustment of valuation allowance on deferred tax asset recorded in conjunction with the Acquisition	—	202	202
Tax benefit allocated to reduce goodwill	(76)	—	(76)

Balance as of September 24, 2005	$480,238	$12,494	$492,732

     During the second quarter of 2005, the Company changed its estimate of the ultimate treatment by the tax authority of certain tax contingencies that existed as of the date of the Acquisition. This change in estimate resulted in an increase in the Company’s goodwill and tax liability.

     During the third quarter of 2005, the Company increased the valuation allowance against Sleep Country’s net deferred tax assets which were recorded in conjunction with the allocation of the acquisition purchase price. Since the valuation allowance was recorded as part of the Acquisition purchase accounting, the increase in the valuation allowance resulted in an increase in the goodwill for the Company’s retail segment.
E. Warranties
     The conventional bedding products the Company currently manufactures generally include a ten year non-pro-rated warranty. The Company’s juvenile bedding products have warranty periods ranging from five years to a lifetime. The Company’s warranty accrual is an estimate of future warranty returns recorded at the estimated average costs to settle warranty claims. The accrual is calculated as follows:
(1)	The Company records the amount of warranties issued during the period based upon the units sold, the cumulative average return rate for the previous ten years, and the estimated average cost to settle a warranty claim.

(2)	The Company adjusts the accruals related to pre-existing warranties for the estimated average costs to settle warranty claims and changes in its estimate of the number of future warranty returns due to changes in the cumulative average return rate for the previous ten years.

(3)	The Company reduces the accrual for warranty settlements during the period based upon the number of warranty returns recorded at the estimated cost to settle warranty claims. The estimated costs to settle warranty claims is based upon the average manufacturing cost per unit, including freight, less anticipated cost recovery resulting from the selling of returned products to “as-is” and outlet customers.
The following table presents a reconciliation of the Company’s warranty liability for the quarters and nine months ended September 24, 2005 and September 25, 2004 (in thousands):

	For the		For the
	Quarters Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Balance at beginning of period	$3,115	$2,979	$2,715	$3,148
Additional warranties issued	688	624	1,713	1,649
Accruals related to pre-existing warranties (including changes in estimates)	(11)	—	247	(267)
Warranty settlements	(490)	(411)	(1,373)	(1,338)

Balance at end of period	$3,302	$3,192	$3,302	$3,192

     The table above has been revised to present only amounts associated with the Company’s warranty accrual. The Company previously reported a warranty accrual of $4.2 million as of September 25, 2004 which included non-warranty returns of $1.0 million.

     The Company provided approximately 0.3% of its wholesale bedding segment net sales for warranty returns for the quarters and nine months ended September 24, 2005 and September 25, 2004. For the quarter and nine months ended September 24, 2005, the Company’s warranty settlements increased 19% and 3%, respectively, compared to the similar periods of the prior year. Warranty settlements have increased due to a shift in sales and product return mix to higher cost products, and inflation in raw material costs. Based on the Company’s returns for the previous ten years, the Company’s estimate of future product returns has declined for each of the quarter and nine months ended September 24, 2005 compared to the similar periods of the prior year. The Company’s product return rate has declined since sales of its one-sided mattress began in 2000. Despite the decrease in estimated future product returns for the nine months ended September 24, 2005, the Company increased the accruals related to pre-existing warranties due to the increase in the estimated average cost to settle a warranty claim compared to previous periods.
F. Long-Term Debt
     A summary of long-term debt follows (in thousands):

	September 24,	December 25,
	2005	2004
Senior credit facility:
Revolving loan	$—	$—
Tranche C term loan	384,933	396,600

Total senior credit facility	384,933	396,600
Senior unsecured term loan	140,000	140,000
Industrial revenue bonds and other	15,316	15,539
7.875% senior subordinated notes due 2014	200,000	200,000

	740,249	752,139
Less current portion	(438)	(4,124)

	$739,811	$748,015

     As of September 24, 2005, the Company had availability to borrow $64.8 million under the revolving loan after giving effect to $10.2 million that was reserved for the Company’s reimbursement obligations with respect to outstanding letters of credit. The remaining availability under the revolving loan may be utilized to meet the Company’s current working capital requirements, including issuance of stand-by and trade letters of credit. The Company also may utilize the remaining availability under the revolving loan to fund distributions, acquisitions and capital expenditures.
     Depending on the Company’s leverage ratio, the Company may be required to prepay the tranche C term loan with up to 50% of the Company’s excess cash flow (as defined in the senior credit facility) from each fiscal year. As a result of the Company’s fiscal year 2004 excess cash flow, the Company made a $3.7 million mandatory prepayment on the tranche C term loan in March 2005. In the first nine months of 2005, the Company voluntarily prepaid another $8.0 million of the tranche C term loan. As a result of these prepayments, the next quarterly principal payment required on the tranche C term loan will be in March 2008.
     The senior credit facility and the senior unsecured term loan bear interest at the Company’s choice of the Eurodollar Rate or Base Rate (both as defined), plus the applicable interest rate margins as follows:

	Eurodollar	Base
	Rate	Rate
Revolving loan	2.50%	1.50%
Tranche C term loan	2.50%	1.50%
Senior unsecured term loan	3.75%	2.75%
     The weighted average interest rates per annum in effect as of September 24, 2005 for the tranche C term loan and senior unsecured term loan were 5.91% and 7.00%, respectively.
     The Company has developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. For approximately $325 million of the tranche C term loan and $140 million of the senior unsecured term loan, the Company set the interest rate at the twelve month Eurodollar Rate on January 26, 2005, which fixed the Eurodollar Rate at 3.25% through January 26, 2006. To further address interest rate risk, the Company has an interest rate cap agreement for a notional amount of $170 million which capped the Eurodollar Rate at 5.0% for the period of January 26, 2005 through January 26, 2006. The interest rate cap agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are recorded in interest expense. The fair value of the interest rate cap agreement is less than $0.3 million. The execution of these debt instruments resulted in the Company fixing the interest rate through January 26, 2006 on approximately 88% of its floating rate debt as of September 24, 2005.
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

Supplemental Consolidating Condensed Statements of Operations
For the Quarter Ended September 24, 2005
(In thousands)

	Issuer and Guarantors
	Simmons
	Bedding	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$(19,472)	$244,274	$2,041	$—	$226,843
Cost of products sold	479	126,852	1,595	—	128,926

Gross profit	(19,951)	117,422	446	—	97,917

Operating expenses:
Selling, general and administrative expenses	45,776	27,726	447	—	73,949
Plant closure charges	—	32	—	—	32
Amortization of intangibles	807	611	—	—	1,418
Intercompany fees	(71,928)	71,736	192	—	—
Licensing fees	(296)	(2,067)	(190)	—	(2,553)

	(25,641)	98,038	449	—	72,846

Operating income (loss)	5,690	19,384	(3)	—	25,071
Interest expense, net	13,292	205	50		13,547
Income from subsidiaries	18,826	—	—	(18,826)	—

Income (loss) before income taxes	11,224	19,179	(53)	(18,826)	11,524
Income tax expense	3,669	266	34	—	3,969

Net income (loss)	$7,555	$18,913	$(87)	$(18,826)	$7,555

Supplemental Consolidating Condensed Statements of Operations
For the Quarter Ended September 25, 2004
(In thousands)

	Issuer and Guarantors
	Simmons
	Bedding	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$(8,000)	$242,717	$3,504	$—	$238,221
Cost of products sold	317	123,914	2,819	—	127,050

Gross profit	(8,317)	118,803	685	—	111,171

Operating expenses:
Selling, general and administrative expenses	60,134	25,977	733	—	86,844
Amortization of intangibles	336	884	—	—	1,220
Transaction expenses	57	—	—	—	57
Intercompany fees	(55,887)	55,817	70	—	—
Licensing fees	(259)	(2,011)	(165)	—	(2,435)

	4,381	80,667	638	—	85,686

Operating income (loss)	(12,698)	38,136	47	—	25,485
Interest expense, net	10,531	186	20	—	10,737
Income from subsidiaries	37,461	—	—	(37,461)	—

Income before income taxes	14,232	37,950	27	(37,461)	14,748
Income tax expense	4,793	485	31	—	5,309

Net income (loss)	$9,439	$37,465	$(4)	$(37,461)	$9,439

Supplemental Consolidating Condensed Statements of Operations
For the Nine Months Ended September 24, 2005
(In thousands)

	Issuer and Guarantors
	Simmons
	Bedding	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$(53,289)	$686,407	$7,349	$—	$640,467
Cost of products sold	1,073	353,767	5,508	—	360,348

Gross profit	(54,362)	332,640	1,841	—	280,119

Operating expenses:
Selling, general and administrative expenses	145,369	79,130	1,576	—	226,075
Plant closure charges	—	72	—	—	72
Amortization of intangibles	2,422	1,854	—	—	4,276
Intercompany fees	(213,982)	213,331	651		—
Transaction expenses	171	6	—	—	177
Licensing fees	(825)	(6,075)	(519)	—	(7,419)

	(66,845)	288,318	1,708	—	223,181

Operating income	12,483	44,322	133	—	56,938
Interest expense, net	38,233	604	102	—	38,939
Income from subsidiaries	42,537	—	—	(42,537)	—

Income before income taxes	16,787	43,718	31	(42,537)	17,999
Income tax expense (benefit)	5,070	1,304	(92)	—	6,282

Net income	$11,717	$42,414	$123	$(42,537)	$11,717

Supplemental Consolidating Condensed Statements of Operations
For the Nine Months Ended September 25, 2004
(In thousands)

	Issuer and Guarantors
	Simmons
	Bedding	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$(39,229)	$693,675	$8,890	$—	$663,336
Cost of products sold	912	349,494	6,754	—	357,160

Gross profit	(40,141)	344,181	2,136	—	306,176

Operating expenses:
Selling, general and administrative expenses	161,286	82,752	2,086	—	246,124
Amortization of intangibles	997	2,512	—	—	3,509
Plant closure charges	—	764	—	—	764
Transaction expenses	305	—	—	—	305
Intercompany fees	(162,767)	162,558	209	—	—
Licensing fees	(778)	(6,270)	(449)	—	(7,497)

	(957)	242,316	1,846	—	243,205

Operating income (loss)	(39,184)	101,865	290	—	62,971
Interest expense, net	32,095	583	40	—	32,718
Income from subsidiaries	76,867	—	—	(76,867)	—

Income before income taxes	5,588	101,282	250	(76,867)	30,253
Income tax expense (benefit)	(13,774)	24,556	109	—	10,891

Net income	$19,362	$76,726	$141	$(76,867)	$19,362

Supplemental Consolidating Condensed Balance Sheets
As of September 24, 2005
(In thousands)

	Issuer and Guarantors
	Simmons
	Bedding	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$25,643	$9,701	$1,506	$—	$36,850
Accounts receivable	—	78,476	1,716	—	80,192
Inventories	—	30,648	880	—	31,528
Other	7,369	10,021	444	—	17,834

Total current assets	33,012	128,846	4,546	—	166,404

Property, plant and equipment, net	10,419	42,964	5,062	—	58,445
Goodwill and other intangibles, net	67,446	963,928	65	—	1,031,439
Other assets	18,592	24,476	575	—	43,643
Net investment in and advances to (from) affiliates	1,053,082	—	—	(1,053,082)	—

	$1,182,551	$1,160,214	$10,248	$(1,053,082)	$1,299,931

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$223	$215	$—	$438
Accounts payable and accrued liabilities	40,290	75,021	1,523	—	116,834

Total current liabilities	40,290	75,244	1,738	—	117,272

Long-term debt	724,934	13,348	1,529	—	739,811
Deferred income taxes	(8,656)	167,826	152	—	159,322
Other non-current liabilities	153,660	(144,074)	1,650	(33)	11,203

Total liabilities	910,228	112,344	5,069	(33)	1,027,608

Stockholder’s equity	272,323	1,047,870	5,179	(1,053,049)	272,323

	$1,182,551	$1,160,214	$10,248	$(1,053,082)	$1,299,931

Supplemental Consolidating Condensed Balance Sheets
As of December 25, 2004
(In thousands)

	Issuer and Guarantors
	Simmons
	Bedding	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$15,923	$7,333	$598	$—	$23,854
Accounts receivable	—	82,936	2,497	—	85,433
Inventories	—	32,622	678	—	33,300
Other	10,426	11,646	577	—	22,649

Total current assets	26,349	134,537	4,350	—	165,236

Property, plant and equipment, net	11,277	46,369	5,196	—	62,842
Goodwill and other intangibles, net	69,284	962,320	65	—	1,031,669
Other assets	20,165	21,015	807	—	41,987
Net investment in and advances to (from) affiliates	910,120	131,043	19	(1,041,182)	—

	$1,037,195	$1,295,284	$10,437	$(1,041,182)	$1,301,734

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$3,654	$241	$229	$—	$4,124
Accounts payable and accrued liabilities	48,410	72,350	2,597	—	123,357

Total current liabilities	52,064	72,591	2,826	—	127,481

Long-term debt	732,945	13,381	1,689	—	748,015
Deferred income taxes	(14,353)	168,663	465	—	154,775
Other non-current liabilities	5,932	4,525	399	—	10,856

Total liabilities	776,588	259,160	5,379	—	1,041,127

Stockholder’s equity	260,607	1,036,124	5,058	(1,041,182)	260,607

	$1,037,195	$1,295,284	$10,437	$(1,041,182)	$1,301,734

Note: The Company has revised its presentation of the previously reported supplemental consolidating condensed guarantor and non-guarantor subsidiaries’ balance sheets as of December 25, 2004 to reflect the following:
-	The change in classification of a $515.0 million credit balance previously reported in the Guarantor Subsidiaries’ line item “net investment in and advances to (from) affiliates” and a $515.0 million debit balance previously reported in the Guarantor Subsidiaries’ line item “stockholder’s equity”, to the Eliminations line items “net investment in and advances to (from) affiliates” and “stockholder’s equity”. The adjustments relate principally to the push down of certain purchase accounting adjustments to subsidiaries;

-	The correction of intercompany balances previously netted in error against the Guarantor Subsidiaries’, Non-Guarantor Subsidiaries’, and Eliminations line item “stockholder’s equity” totaling a $491.9 million credit balance, a $1.7 million debit balance, and a $490.2 million debit balance, respectively. The amounts have been correctly classified in this revised presentation in the line items “net investment in and advances to (from) affiliates” and “stockholder’s equity”; and

-	The combining of a $366.1 million credit balance previously reported in the Guarantor Subsidiaries’ line item “net due to (from) subsidiaries” and a $366.1 million debit balance previously reported in the Eliminations line item “net due to (from) subsidiaries” into the line item “net investment in and advances to (from) affiliates”.
The net effect of the above changes in classification and corrections was to increase the Guarantor Subsidiaries’ total assets by $640.8 million, decrease the Non-Guarantor Subsidiaries’ total assets by $1.7 million and decrease the Eliminations total assets by $639.1 million. The change in classifications, combining of balance sheet line items and corrections had no effect on the audited consolidated balance sheet as of December 25, 2004.
Supplemental Consolidating Condensed Statements of Cash Flows
For the Nine Months Ended September 24, 2005
(In thousands)

	Issuer and Guarantors
	Simmons
	Bedding	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$18,694	$13,747	$(163)	$—	$32,278

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(1,662)	(1,979)	(21)	—	(3,662)
Purchase of Simmons Juvenile Products, Inc.	—	(3,337)	—		(3,337)
Other	—	7	—	—	7

Net cash used in investing activities	(1,662)	(5,309)	(21)	—	(6,992)

Cash flows from financing activities:
Repayment of long-term obligations	(11,668)	(47)	(174)	—	(11,889)
Receipt from (distribution to) affiliates	4,356	(6,023)	1,267	—	(400)

Net cash provided by (used in) financing activities	(7,312)	(6,070)	1,093	—	(12,289)

Net effect of exchange rate change	—	—	(1)	—	(1)

Change in cash and cash equivalents	9,720	2,368	908	—	12,996
Cash and cash equivalents:
Beginning of period	15,923	7,333	598	—	23,854

End of period	$25,643	$9,701	$1,506	$—	$36,850

Supplemental Consolidating Condensed Statements of Cash Flows
For the Nine Months Ended September 25, 2004
(In thousands)

	Issuer and Guarantors
	Simmons
	Bedding	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(36,299)	$92,929	$3,011	$—	$59,641

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(1,684)	(12,558)	(974)	—	(15,216)
Proceeds from sale of Gallery Corp., net	6,327	—	—	—	6,327
Purchase of Simmons Juvenile Products, Inc.	(19,668)	—	—	—	(19,668)
Other, net	2,231	—	—	—	2,231

Net cash used in investing activities	(12,794)	(12,558)	(974)	—	(26,326)

Cash flows from financing activities:
Repayment of long-term obligations, net	(18,350)	(592)	(175)	—	(19,117)
Receipt from (distribution to) affiliates	76,302	(74,502)	(1,800)	—	—
Payment of financing fees	(870)	—	—	—	(870)

Net cash provided by (used in) financing activities	57,082	(75,094)	(1,975)	—	(19,987)

Net effect of exchange rate change	—	—	32	—	32

Change in cash and cash equivalents	7,989	5,277	94	—	13,360
Cash and cash equivalents:
Beginning of period	615	667	2,388	—	3,670

End of period	$8,604	$5,944	$2,482	$—	$17,030

G. Segment Information
     The Company’s operating segments are generally organized internally by whether the products are sold to a reseller or to an end consumer. The Company has aggregated similar operating segments into two reportable segments: (1) wholesale bedding and (2) retail bedding.
     The wholesale bedding segment consists of (i) the manufacture, sale and distribution of premium bedding products to retailers and institutional users of bedding products, such as the hospitality industry; (ii) the manufacture and distribution of branded juvenile bedding and related soft good products; (iii) the licensing of intellectual property to domestic and international companies that manufacture and sell the Company’s premium branded bedding products or products which complement the bedding products manufactured by the Company; and (iv) the sale to consumers of product returns, off-quality product and excess inventory through retail outlet stores.
     The retail bedding segment currently operates specialty sleep stores in Oregon and Washington that sell to consumers principally premium branded bedding products. On May 1, 2004, the Company sold its retail bedding subsidiary, Mattress Gallery (see Note B to the condensed consolidated financial statements for further explanation).
     The Company evaluates segment performance and allocates resources based on net sales and Adjusted EBITDA. Adjusted EBITDA differs from the term “EBITDA” as it is commonly used. In addition to adjusting net income to exclude interest expense, income taxes, depreciation and amortization, Adjusted EBITDA also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as management fees, non-cash stock compensation expenses, and other unusual or non-recurring items as defined by the Company’s senior credit facility. Management believes the aforementioned approach is the most informative representation of how it evaluates performance. Adjusted EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.
     The following tables summarize segment information:
Quarter Ended September 24, 2005
(In thousands)

	Wholesale
	Bedding	Retail	Eliminations	Totals
Net sales to external customers	$205,225	$21,618	$—	$226,843
Intersegment net sales	5,050	—	(5,050)	—
Adjusted EBITDA	33,226	2,484	(120)	35,590
Depreciation and amortization expense	6,743	338	—	7,081
Expenditures for long-lived assets	606	470	—	1,076
Segment assets	1,275,990	26,549	(2,608)	1,299,931

Reconciliation of EBITDA and Adjusted
EBITDA to net income:
Net income	$6,380	$1,295	$(120)	$7,555
Depreciation and amortization	6,743	338	—	7,081
Income taxes	3,244	725	—	3,969
Interest expense, net	13,547	—	—	13,547
Interest income	57	(1)	—	56

EBITDA	29,971	2,357	(120)	32,208
Reorganization costs (1)	2,681	—	—	2,681
Management fees	293	127	—	420
Plant opening, closing charges	281	—	—	281

Adjusted EBITDA	$33,226	$2,484	$(120)	$35,590

(1)	Reorganization costs includes $1.7 million of severance, $0.6 million of consulting expense and $0.4 million of other expense.

Quarter Ended September 25, 2004
(In thousands)

	Wholesale
	Bedding	Retail	Eliminations	Totals
Net sales to external customers	$219,242	$18,979	$—	$238,221
Intersegment net sales	2,889	—	(2,889)	—
Adjusted EBITDA	33,193	1,335	120	34,648
Depreciation and amortization expense	5,708	228	—	5,936
Expenditures for long-lived assets	8,460	28	—	8,488
Segment assets	1,264,901	31,226	(75)	1,296,052

Reconciliation of EBITDA and Adjusted
EBITDA to net income:
Net income	$8,190	$1,129	$120	$9,439
Depreciation and amortization	5,708	228	—	5,936
Income taxes	5,309	—	—	5,309
Interest expense, net	10,731	6	—	10,737
Interest income	42	—	—	42

EBITDA	29,980	1,363	120	31,463
Plant opening, closing charges	2,526	—	—	2,526
Mattress Gallery transaction expenses	440	(28)	—	412
Management fees	190	—	—	190
Other	57	—	—	57

Adjusted EBITDA	$33,193	$1,335	$120	$34,648

Nine Months Ended September 24, 2005
(In thousands)

	Wholesale
	Bedding	Retail	Eliminations	Totals
Net sales to external customers	$580,959	$59,508	$—	$640,467
Intersegment net sales	11,613	—	(11,613)	—
Adjusted EBITDA	76,798	6,137	122	83,057
Depreciation and amortization expense	19,113	1,091	—	20,204
Expenditures for long-lived assets	2,762	900	—	3,662
Segment assets	1,275,990	26,549	(2,608)	1,299,931

Reconciliation of EBITDA and Adjusted
EBITDA to net income:
Net income	$8,562	$3,033	$122	$11,717
Depreciation and amortization	19,113	1,091	—	20,204
Income taxes	4,592	1,690	—	6,282
Interest expense, net	38,933	6	—	38,939
Interest income	113	—	—	113

EBITDA	71,313	5,820	122	77,255
Reorganization costs (1)	4,026	—	—	4,026
Management fees	856	317	—	1,173
Management severance	105	—	—	105
Transaction expenses	177	—	—	177
Plant opening, closing charges	321	—	—	321

Adjusted EBITDA	$76,798	$6,137	$122	$83,057

(1)	Reorganization costs includes $2.4 million of severance, $1.3 million of consulting expense and $0.4 million of other expense.

Nine Months Ended September 25, 2004
(In thousands)

	Wholesale
	Bedding	Retail	Eliminations	Totals
Net sales to external customers	$600,052	$63,284	$—	$663,336
Intersegment net sales	16,916	—	(16,916)	—
Adjusted EBITDA	97,795	3,197	(140)	100,852
Depreciation and amortization expense	16,007	646	—	16,653
Expenditures for long-lived assets	14,512	704	—	15,216
Segment assets	1,264,901	31,226	(75)	1,296,052

Reconciliation of EBITDA and Adjusted
EBITDA to net income (loss):
Net income (loss)	$22,558	$(3,056)	$(140)	$19,362
Depreciation and amortization	16,007	646	—	16,653
Income taxes	11,063	(172)	—	10,891
Interest expense, net	32,614	104	—	32,718
Interest income	117	—	—	117

EBITDA	82,359	(2,478)	(140)	79,741
Plant opening, closing charges	9,477	—	—	9,477
Non-cash stock compensation expense	3,308	—	—	3,308
Transaction related expenditures, including cost of products sold	3,107	4,344	—	7,451
Management fees	(49)	1,331	—	1,282
Management severance	190	—	—	190
Non-recurring litigation and insurance	(650)	—	—	(650)
Other expenses	53	—	—	53

Adjusted EBITDA	$97,795	$3,197	$(140)	$100,852

H. People Realignment Plan
     In connection with a Company cost savings initiative, a people realignment plan for the Company’s salaried associates was implemented in the second and third quarters of 2005. The people realignment plan consisted of three phases. In the first phase, a voluntary early retirement program was offered to eligible salaried associates. Those associates participating in the early retirement program were offered benefits including severance payments and continued health insurance. The Company recorded the costs of the early retirement program when associates accepted the offer, which was during the second quarter of 2005. The cost of this early retirement program was $0.7 million and is reflected in selling, general and administrative expense in the accompanying condensed consolidated statement of operations for the nine months ended September 24, 2005.

     The second and third phases of the people realignment plan included voluntary and involuntary permanent reductions of the Company’s salaried associates. Associates terminated under these two phases were offered certain benefits which included severance payments, outplacement services and health insurance. The Company recorded the costs of the voluntary permanent terminations once the associate offered their resignation and the Company accepted, which was in the third quarter of 2005. The Company recorded the costs of the involuntary permanent terminations once the Company determined the final number of employees to be involuntarily separated and the plan was communicated to the associates, which was in the third quarter of 2005. The costs of the second and third phases of the people realignment plan were $1.7 million in the aggregate and are recorded in selling, general and administrative expense in the accompanying condensed consolidated statements of operations for the quarter and nine months ended September 24, 2005.
I. Plant Closing and Opening Charges
     The Company’s Columbus, Ohio manufacturing facility was closed in April 2004. The Company incurred plant closure charges of approximately $0.8 million of principally severance, retention, and transfer of equipment costs during the second quarter of fiscal year 2004 related to this closing. The Company wrote off inventory and incurred other miscellaneous charges of $0.2 million as a result of the closure of the plant, which was included in cost of goods sold during the second quarter of 2004. Additionally, the Company dismantled and abandoned equipment resulting in a $0.2 million charge to selling, general and administrative expenses during the second quarter of 2004.
     The Company opened new manufacturing facilities in Hazleton, Pennsylvania and Waycross, Georgia on March 15, 2004 and August 9, 2004, respectively. For the quarter and nine months ended September 25, 2004, the Company incurred non-recurring start-up costs, net of local and state training grants, related to the openings of approximately $2.5 million and $8.3 million, respectively. For the quarter and nine months ended September 25, 2004, the start-up costs include travel and relocation, rent, utilities, repair and maintenance, and training expenses totaling $1.2 million and $4.6 million, respectively, which are included in cost of products sold. Additionally, the Company incurred incremental distribution costs of $1.3 million and $3.7 million for the quarter and nine months ended September 25, 2004, which are included in selling, general and administrative expenses. The incremental distribution expense resulted from the extra miles driven to service the customers that were previously serviced by the Company’s closed manufacturing facilities.
     In May 2005 and at the end of the lease term, the Company moved its juvenile manufacturing facility formerly located in Oshkosh, Wisconsin to a temporary manufacturing facility. In the third quarter of 2005, the Company moved into a permanent facility in Neenah, Wisconsin. The Company incurred $0.1 million in plant closure charges for the nine months ended September 24, 2005. Plant opening charges related to the relocation of the juvenile manufacturing facility of $0.2  million were included in selling, general and administrative expense for the quarter and nine months ended September 24, 2005.

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
K. Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), Share-Based Payment. SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based upon the fair value of the award. SFAS 123R eliminates the option to account for the cost of stock-based compensation using the intrinsic value method as allowed under APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is considered a non-public entity as defined by SFAS 123R. SFAS 123R is effective for non-public entities for fiscal years beginning after December 15, 2005. The Company expects to adopt SFAS 123R as of the beginning of its fiscal year 2006. The Company does not anticipate that SFAS 123R will have a material effect on its consolidated financial statements.

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
Recent Events
Polyurethane Foam Supply Issues and 2005 Product Line Price Increases
     The hurricanes that caused extensive damage to the Gulf Coast and surrounding areas in late August and September of 2005 have caused a disruption in the supply of a key chemical component known as TDI (toluene diisocyanate) which is used in the production of polyurethane foam used throughout the bedding industry in the United States. As a result of the temporary shortage of TDI in the United States, our polyurethane foam suppliers have placed us, along with other bedding manufacturers, on a temporary allocation of polyurethane foam. While our foam allocation has recently been increased, the extent and duration of the impact remain unclear, and we have reduced production schedules at our manufacturing facilities for at least the early portion of the fourth quarter of fiscal 2005. Although we have worked to minimize the impact of the foam supply shortage, the supply disruption could negatively impact our results of operations. We are unable to quantify any potential adverse impact the disruption will have on our business for the fourth quarter of fiscal 2005, nor any other future period.
     Additionally, the recent hurricanes have caused other material shortages, which combined with the TDI shortage, resulted in our foam suppliers increasing the price of foam beginning largely in November. To offset the substantial price increases for foam and other raw materials affected by the storms, we announced a price increase on all of our mattress products effective November 6, 2005. The price increase will vary by product offering and product size.
People Realignment Plan
     In connection with our cost savings plan, initiated during the second quarter of 2005, a people realignment plan for our salaried associates was implemented in the second and third quarters of 2005. The people realignment plan consisted of three phases. In the first phase, a voluntary early retirement program was offered to eligible salaried associates. Those associates participating in the early retirement program were offered benefits including severance payments and continued health insurance. We recorded the costs of the early retirement program when associates accepted the offer, which was during the second quarter of 2005. The cost of this early retirement program was $0.7 million and is reflected in selling, general and administrative expense for the nine months ended September 24, 2005.
     The second and third phases of the people realignment plan included voluntary and involuntary permanent reductions of our salaried associates. Associates terminated under these two phases were offered certain benefits which included severance payments, outplacement services and health insurance. We recorded the costs of the voluntary permanent terminations once the associate offered their resignation and we accepted, which was in the third quarter of 2005. We recorded the costs of the involuntary permanent terminations once we determined the final number of employees to be involuntarily separated and the plan was communicated to the associates, which was also in the third quarter of 2005. The costs of the second and third phases of the people realignment plan were $1.7 million in the aggregate and are reflected in selling, general and administrative expense for the quarter and nine months ended September 24, 2005.
     We anticipate the people realignment plan will result in annualized compensation, fringe and benefit savings of approximately $5.0 million.
Restructuring of our Corporate Management Team
     In connection with the people realignment plan, we restructured our corporate management team. As part of the restructuring, our then President, Robert W. Hellyer, left the Company effective June 30, 2005 and our Chairman and CEO, Charles R. Eitel, assumed certain of Mr. Hellyer’s responsibilities.
     Additionally, we appointed Timothy F. Oakhill as our Senior Vice President of Marketing and Licensing effective July 1, 2005. Mr. Oakhill, who has been with the Company for eight years, was instrumental in growing the BackCare® and BackCare Kids® brands. Most recently, Mr. Oakhill was Vice President of International and Domestic Licensing.
     On July 30, 2005, we hired Robert P. Burch as our Executive Vice President — Operations. Mr. Burch joined Simmons after 26 years with office furniture manufacturer, Steelcase, Inc., where Mr. Burch most recently held the position of Vice President of Order Fulfillment for North America.
     On August 9, 2005, we named Stephen G. Fendrich as our Executive Vice President — Sales. Mr. Fendrich has been Chief Executive Officer and President of our SC Holdings, Inc. and Sleep Country USA, Inc. subsidiaries since September 2002. Kevin Damewood, previously Senior Vice President — Sales, assumed the duties of Divisional Vice President — Sales for the Northeast Region.
Labor Unions
     Both the Steelworkers and Teamsters labor unions at our Los Angeles manufacturing facility ratified 4-year collective bargaining agreements in July 2005. These agreements were effective starting in October 2005 through September 2009. We do not expect either contract to have a significant impact on our future operating results.

Results of Operations
     The following table sets forth historical consolidated financial information as a percent of net sales:

	Quarters Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	56.8%	53.3%	56.3%	53.8%

Gross margin	43.2%	46.7%	43.7%	46.2%

Operating expenses:
Selling, general and administrative expenses	32.6%	36.5%	35.3%	37.1%
Plant closure charges	0.0%	0.0%	0.0%	0.1%
Amortization of intangibles	0.6%	0.5%	0.7%	0.5%
Transaction expenses	0.0%	0.0%	0.0%	0.0%
Licensing fees	-1.1%	-1.0%	-1.2%	-1.1%

	32.1%	36.0%	34.8%	36.6%

Operating income	11.1%	10.7%	8.9%	9.6%

Interest expense, net	6.0%	4.5%	6.1%	4.9%

Income before income taxes	5.1%	6.2%	2.8%	4.7%
Income tax expense	1.7%	2.2%	1.0%	1.7%

Net income	3.4%	4.0%	1.8%	3.0%

Quarter Ended September 24, 2005 as Compared to Quarter Ended September 25, 2004
     Net sales. The following table presents our net sales and the dollar and percentage change by segment for the third quarter of 2005 compared to the third quarter of 2004:

			$ increase	% increase
	2005	2004	(decrease)	(decrease)
		(in millions)
Wholesale bedding segment	$210.3	$222.1	$(11.8)	-5.3%
Retail bedding segment	21.6	19.0	2.6	13.9%
Eliminations	(5.1)	(2.9)	(2.2)	74.8%
Consolidated net sales	$226.8	$238.2	$(11.4)	-4.8%

     Wholesale bedding segment net sales declined $11.8 million, or 5.3%, for the third quarter of 2005 compared to the third quarter of 2004. The third quarter 2005 sales decline occurred principally due to a decrease in conventional bedding unit volume of 7.9%, partially offset by an increase in conventional bedding average unit selling price of 7.3% compared to the third quarter of 2004. Our conventional bedding unit volume declined principally due to less sales volume at lower retail price points since our 2005 product lines focused on higher retail price points. Our conventional bedding AUSP for the third quarter of 2005 increased compared to the third quarter of 2004 due primarily to the shipment of our new product lines in 2005 which, on average, sell at higher prices than our 2004 product lines. Our wholesale bedding segment net sales in 2005 also benefited by $5.7 million from selling more juvenile products as a result of the acquisition of the crib mattress and related soft goods of Simmons Juvenile Products, Inc. in August 2004 (the “Juvenile Acquisition”).
     For the third quarter of 2005, cash consideration given to our dealers for certain promotional programs, allowances, and volume rebates, which are recorded as a reduction of sales, increased $13.6 million to $23.0 million compared to $9.4 million for the third quarter of 2004. Our sales reductions increased for the third quarter of 2005 principally due to a revision in estimate of our co-op advertising compliance rate in the third quarter of 2004 which resulted in the recording of more co-op advertising expenditures as a selling expense versus a sales reduction for the third quarter of 2004. As a percentage of wholesale bedding segment net sales, our third quarter 2005 aggregate co-op advertising expenditures, regardless of whether reported as a selling expense or a sales reduction, were 0.8 percentage points higher than the third quarter of 2004 due to a shift in sales mix to dealers who, on average, receive higher subsidies for co-op advertising.

     Retail bedding segment sales for the third quarter of 2005 increased $2.6 million, or 13.9%, compared to the third quarter of 2004. On a comparable store basis, sales for our retail stores increased 12.3% for the third quarter of 2005 versus the third quarter of 2004. Retail segment same store sales have benefited from increased advertising by our retail segment and an improved retail sales environment in Washington and Oregon.
     Gross Margin. The following table presents our gross profit by segment, gross margin as a percentage of segment net sales, and the gross margin percentage point change by segment for the third quarter of 2005 compared to the third quarter of 2004:

					Margin %
	Gross Profit		Gross Margin		Point
	2005	2004	2005	2004	Change
	(in millions)
Wholesale bedding segment	$86.1	$101.2	41.0%	45.6%	-4.6%
Retail bedding segment	11.9	9.9	55.0%	51.9%	3.1%
Eliminations	(0.1)	0.1	2.4%	-4.2%	6.6%

Consolidated	$97.9	$111.2	43.2%	46.7%	-3.5%

     Our wholesale bedding segment gross margin for the third quarter of 2005 declined 4.6 percentage points compared to the third quarter of 2004. Our wholesale bedding segment gross margin declined principally due to (i) an 11.2% increase in our conventional bedding material cost per unit due to inflation in raw material costs and the added costs to make our products sold in the State of California meet California’s open flame resistance standards which became effective January 1, 2005; (ii) a 2.0% increase in our conventional bedding labor and overhead cost per unit due principally to the decline in sales volume resulting in lower utilization of our manufacturing facilities; and (iii) an increase in juvenile products sold, which sell at lower margins. Our co-op advertising expenditures classified as a reduction of sales increased in the third quarter of 2005 (see above “Net Sales” discussion), which also had a negative effect on our wholesale bedding segment gross margin.
     Our wholesale bedding segment gross margin for the third quarter of 2004 included $1.2 million of non-recurring start-up costs related to the opening of our Hazleton, Pennsylvania and Waycross, Georgia manufacturing facility in 2004.

     Our retail bedding segment gross margin for the third quarter of 2005 improved 3.1 percentage points compared to the third quarter of 2004 principally due to a shift in sales mix to products that have higher gross margins.
     Selling, general and administrative expenses (“SG&A”). The following table presents our SG&A dollar amount by segment, as a percentage of segment net sales and the percentage point change by segment for the third quarter of 2005 compared to the third quarter of 2004:

					Margin %
	SG&A		As a % of Segment Net Sales		Point
	2005	2004	2005	2004	Change
	(in millions)
Wholesale bedding segment	$64.2	$78.4	30.5%	35.3%	-4.8%
Retail bedding segment	9.8	8.4	45.3%	44.9%	0.4%

Consolidated	$74.0	$86.8	32.6%	36.5%	-3.9%

     As a percentage of wholesale bedding segment net sales, our wholesale bedding segment SG&A for the third quarter of 2005 declined 4.8 percentage points compared to the third quarter of 2004 due to a decrease in co-op advertising expenditures recorded as a selling expense as discussed above under “Net Sales”.
     As a percentage of retail bedding segment net sales, retail segment SG&A increased 0.4 percentage points in the third quarter of 2005 compared to the third quarter of 2004 primarily due to higher compensation paid to retail sales associates as a result of increased sales.

     Amortization of Intangibles. For the third quarter of 2005, amortization of intangibles increased $0.2 million, or 16.2%, to $1.4 million from $1.2 million for the third quarter of 2004. The increase in amortization expense is attributable to the recording of non-contractual customer agreements in connection with the Juvenile Acquisition purchase price allocation. The non-contractual agreements have a weighted average life of eleven years.
     Transaction Expenses. For the third quarter of 2004, we incurred transaction expenses of $0.1 million related to the sale of Mattress Gallery in May 2004.
     Licensing Fees. For the third quarter of 2005, licensing fees increased $0.1 million, or 4.8%, to $2.5 million from $2.4 million for the third quarter of 2004.
     Interest Expense, Net. For the third quarter of 2005, interest expense increased $2.8 million, or 26.2%, to $13.5 million from $10.7 million for the third quarter of 2004. Interest expense increased due to higher LIBOR base rates on our senior credit facility, partially offset by lower average outstanding borrowings for the third quarter of 2005 compared to the third quarter of 2004.
     Income Taxes. The combined estimated federal, state, and foreign effective income tax rate of 34.4% for the quarter ended September 24, 2005 differs from the federal statutory rate of 35.0% primarily due to (i) an adjustment for federal and state income taxes based on actual year 2004 income tax returns filed in 2005; (ii) tax benefits realized as a result of a decrease in the rate at which our Puerto Rico subsidiary’s deferred tax assets and liabilities are recorded; and (iii) state income tax expense. The combined estimated federal, state, and foreign effective income tax rate of 36.0% for the quarter ended September 25, 2004 differed from the federal statutory rate of 35.0% primarily due to (i) a reduction in our prior year net operating loss carryforwards; (ii) state tax rate benefits realized as a result of a decrease in the rate at which our U.S. deferred tax assets and liabilities were recorded; and (iii) state income tax expense.

Nine Months Ended September 24, 2005 as Compared to Nine Months Ended September 25, 2004
     Net sales. The following table presents our net sales and the dollar and percentage change by segment for the nine months ended September 24, 2005 compared to the nine months ended September 25, 2004:

			$ increase	% increase
	2005	2004	(decrease)	(decrease)
		(in millions)
Wholesale bedding segment	$592.6	$617.0	$(24.4)	-4.0%
Retail bedding segment	59.5	63.3	$(3.8)	-6.0%
Eliminations	(11.6)	(17.0)	$5.4	-31.3%

Consolidated net sales	$640.5	$663.3	$(22.8)	-3.4%

     Wholesale bedding segment net sales declined $24.4 million, or 4.0%, for the nine months ended September 24, 2005 compared to the same period of 2004. For the nine months ended September 24, 2005, our sales decline occurred principally due to a decrease in conventional bedding unit volume of 10.1%, partially offset by an increase in conventional bedding average unit selling price of 6.6% compared to the nine months ended September 25, 2004. Our conventional bedding unit volume declined principally due to (i) less sales volume at lower retail price points since our 2005 product lines focused on higher retail price points; and (ii) the rollout in the first quarter of 2005 of new premium-priced products which were not as successful as our previous product lines. Our conventional bedding AUSP for the nine months ended September 24, 2005 increased compared to the similar period of 2004 due primarily to the shipment of our new product lines in 2005 which, on average, sell at higher prices that our 2004 product lines. Our wholesale bedding segment net sales in 2005 also benefited by $18.7 million from selling more juvenile products as a result of the Juvenile Acquisition.

     For the nine months ended September 24, 2005 and September 25, 2004, our wholesale bedding segment net sales reflect a reduction of $57.6 million and $41.5 million, respectively, for cash consideration paid to our customers for certain promotional programs, allowances and volume rebates. Our sales reductions increased for the nine months ended September 24, 2005 compared to the nine months ended September 25, 2004 principally due to our dealers providing less proof of advertising for the co-op subsidies they receive, which resulted in more co-op advertising expenditures being recorded as a sales reduction versus a selling expense. As a percentage of our sales, our aggregate co-op advertising expenditures, regardless of whether reported as a selling expense or a sales reduction, for the nine months ended September 24, 2005, were 0.1 percentage points higher than the aggregate co-op advertising expenditures for the nine months ended September 25, 2004.
     Retail bedding segment sales in the first nine months of 2005 decreased $3.8 million, or 6.0%, compared to the first nine months of 2004 as a result of the sale of our Mattress Gallery retail operations in May 2004. On a comparable store basis, sales for our retail stores increased 16.1% for the nine months ended September 24, 2005 versus the nine months ended September 25, 2004. Retail segment same store sales have benefited from increased advertising and an improved retail sales environment in Washington and Oregon.
     Gross Margin. The following table presents our gross profit, gross margin as a percentage of segment net sales, and the gross margin percentage point change by segment for the nine months ended September 24, 2005 compared to the nine months ended September 25, 2004.

					Margin %
	Gross Profit		Gross Margin		Point
	2005	2004	2005	2004	Change
	(in millions)
Wholesale bedding segment	$247.9	$278.0	41.8%	45.1%	-3.2%
Retail bedding segment	32.1	28.3	54.0%	44.7%	9.3%
Eliminations	0.1	(0.1)	-1.1%	0.8%	-1.9%

Consolidated	$280.1	$306.2	43.7%	46.2%	-2.5%

     Our wholesale bedding segment gross margin for the nine months ended September 24, 2005 declined 3.2 percentage points compared to the nine months ended September 25, 2004. Our wholesale bedding segment gross margin declined principally due to (i) an 11.0% increase in our conventional bedding material cost per unit due to inflation in raw material costs and the added costs to make our products sold in the State of California meet California’s open flame resistance standards which became effective January 1, 2005; (ii) an 11.3% increase in our conventional bedding labor and overhead cost per unit due to the decline in sales volume resulting in lower utilization of our manufacturing facilities; and (iii) an increase in juvenile products sold, which sell at lower margins. Our co-op advertising expenditures classified as a reduction of sales increased in the first nine months of 2005 (see above “Net Sales” discussion), which also had a negative effect on our wholesale bedding segment gross margin.
     For the nine months ended September 25, 2004, our wholesale bedding segment gross margin included (i) $4.8 million of start-up costs related to the opening of our Hazleton, Pennsylvania and Waycross, Georgia manufacturing facilities in 2004; and (ii) $2.6 million of costs resulting from the selling of inventory recorded at fair market value in connection with the purchase accounting associated with the December 19, 2003 acquisition of the Company by affiliates of Thomas H. Lee Equity Fund V (the “Acquisition”).
      Our retail bedding segment gross margin for the nine months ended September 25, 2004 was negatively impacted by 9.3 percentage points due to the selling of inventory recorded at fair market value in connection with the Acquisition. Exclusive of the effects of selling the marked-up inventory during the nine months ended September 25, 2004, our retail bedding segment gross margin improved 3.2 percentage points for the nine months ended September 24, 2005 compared to the same period a year ago. Our retail bedding segment gross margin benefited from (i) the sale of our Mattress Gallery retail operations in May 2004, which had a lower margin product sales mix than our Sleep Country retail operations; and (ii) our Sleep Country retail operations shift in sales mix to products that have higher gross margins.

     Selling, general and administrative expenses (“SG&A”). The following table presents our SG&A dollar amount by segment, as a percentage of segment net sales and the percentage point change by segment for the nine months ended September 24, 2005 compared to the nine months ended September 25, 2004:

					Margin %
	SG&A		As a % of Segment Net Sales		Point
	2005	2004	2005	2004	Change
	(in millions)
Wholesale bedding segment	$199.0	$214.9	33.6%	34.8%	-1.2%
Retail bedding segment	27.1	31.2	45.6%	49.4%	-3.8%

Consolidated	$226.1	$246.1	35.3%	37.1%	-1.8%

     As a percentage of wholesale bedding segment net sales, our wholesale bedding segment SG&A for the nine months ended September 24, 2005 declined 1.2 percentage points compared to the nine months ended September 25, 2004. As a percentage of wholesale bedding segment net sales, SG&A expenses decreased principally due to a decrease in (i) co-op advertising expenditures recorded as a selling expense of 1.9 percentage points as discussed above under “Net Sales”; and (ii) provision for bad debts of 0.4 percentage points as a result of an improved customer credit profile and receivables aging, combined with the favorable settlement of a customer bankruptcy claim. Partially offsetting these decreases, our national advertising expenses, as a percentage of wholesale bedding segment net sales, increased 1.1 percentage points as a result of our HealthSmart™ national advertising campaign that was curtailed at the end of the first quarter of 2005.

     Our retail segment SG&A decreased 3.8 percentage points primarily due to the sale of our Mattress Gallery retail operations in May 2004 and our Sleep Country retail operations growing their same store sales which allows Sleep Country to better leverage their fixed costs, such as salaries, advertising and rent.
     Plant Closure Charges. For the nine months ended September 24, 2005, we incurred $0.1 million of plant closure charges related to the relocation of our juvenile manufacturing facility located in Oshkosh, Wisconsin to a temporary manufacturing facility. For the nine months ended September 25, 2004, we incurred $0.8 million of plant closure charges related to the closing of our Columbus, Ohio manufacturing facility in April. The plant closure charges consisted primarily of severance, retention, and costs to transfer equipment.
     Amortization of Intangibles. For the nine months ended September 24, 2005, amortization of intangibles increased $0.8 million, or 21.9%, to $4.3 million from $3.5 million for the nine months ended September 25, 2004. The increase in amortization expense is attributable to the recording of non-contractual customer agreements in connection with the Juvenile Acquisition purchase price allocation. The non-contractual agreements have a weighted average life of eleven years.
     Transaction Expenses. For the nine months ended September 24, 2005, we incurred $0.2 million in costs related to an acquisition that was not consummated. For the nine months ended September 25, 2004, we incurred transaction expenses of $0.3 million related to the sale of Mattress Gallery in May 2004.
     Licensing Fees. For the nine months ended September 24, 2005, licensing fees decreased $0.1 million, or 1.0%, to $7.4 million from $7.5 million for the nine months ended September 25, 2004.
     Interest Expense, Net. For the nine months ended September 24, 2005, interest expense increased $6.2 million, or 19.0%, to $38.9 million from $32.7 million for the nine months ended September 25, 2004. Interest expense increased due to higher LIBOR base rates on our senior credit facility, partially offset by lower average outstanding borrowings for the nine months ended September 24, 2005 compared to the nine months ended September 25, 2004.
     Income Taxes. The combined estimated federal, state, and foreign effective income tax rate of 34.9% for the nine months ended September 24, 2005 differs from the federal statutory rate of 35.0% primarily due to state income tax expense partially offset by an adjustment for federal and state income taxes based on actual year 2004 income tax returns filed in 2005. The combined estimated federal, state, and foreign effective income tax rate of 36.0% for the nine months ended September 25, 2004 differed from the federal statutory rate of 35.0% primarily due to (i) a reduction in our prior year net operating loss carryforwards, (ii) state tax rate benefits realized as a result of a decrease in the rate at which our U.S. deferred tax assets and liabilities were recorded, and (iii) state income tax expense.

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
     The following table summarizes our changes in cash (in millions):

	Nine Months Ended
	September 24,	September 25,
	2005	2004
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$32.3	$59.6
Investing activities	(7.0)	(26.3)
Financing activities	(12.3)	(20.0)

Increase in cash and cash equivalents	13.0	13.3
Cash and cash equivalents:
Beginning of period	23.9	3.7

End of period	$36.9	$17.0

Nine Months Ended September 24, 2005 as Compared to Nine Months Ended September 25, 2004
     Cash flows provided by Operating Activities. For the nine months ended September 24, 2005 compared to the nine months ended September 25, 2004, our cash flows from operations decreased $27.3 million primarily due to a decline in net income of $7.6 million combined with a decrease in cash provided by working capital changes of $11.7 million.
     Cash flows used in Investing Activities. For the nine months ended September 24, 2005 compared to the nine months ended September 25, 2004, our cash flows used in investing activities decreased $19.3 million. For the nine months ended September 24, 2005, our cash used in investing activities included a contingent consideration payment of $3.3 million related to the Juvenile Acquisition and capital expenditures of $3.7 million. For the nine months ended September 25, 2004, our cash used in investing activities included a payment of $19.7 million related to the Juvenile Acquisition and capital expenditures of $15.2 million. Our capital expenditures were higher in 2004 primarily due to our opening new manufacturing facilities in Hazleton, Pennsylvania and Waycross, Georgia during the nine months ended September 25, 2004. For the nine months ended September 25, 2004, our cash flows from investing activities benefited from the sale of Mattress Gallery for $6.3 million.
     Cash flows used in Financing Activities. For the nine months ended September 24, 2005 compared to the nine months ended September 25, 2004, our cash flows used in financing activities decreased $7.7 million. For each of the nine month periods ended September 24, 2005 and September 25, 2004, we made mandatory and voluntary payments on our senior credit facility totaling $11.7 million. For the nine months ended September 25, 2004, we repurchased the remaining 10.25% Series B Senior Subordinated Notes outstanding for $5.3 million.
Debt
     The terms of our senior credit facility required a mandatory prepayment of our tranche C term loan of $3.7 million, based upon our Consolidated Excess Cash Flows (as defined in the senior credit facility) for the year ended December 25, 2004. This payment was made in March 2005. In addition, we voluntarily prepaid $1.0 million of our tranche C term loan in June 2005 and an additional $7.0 million in September 2005. As a result of these prepayments, our next scheduled quarterly tranche C term loan principal payment will be in March 2008.
     As of September 24, 2005, we had availability to borrow $64.8 million under our revolving loan facility after giving effect to $10.2 million that was reserved for our reimbursement obligations with respect to outstanding letters of credit. The weighted average interest rates per annum in effect as of September 24, 2005 for the tranche C term loan and senior unsecured term loan were 5.91% and 7.0%, respectively.
     We have developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. For approximately $325 million of the tranche C term loan and $140 million of the senior unsecured term loan, we set the interest rate at the twelve month Eurodollar Rate on January 26, 2005, which fixed the Eurodollar Rate at 3.25% through January 26, 2006. To further address interest rate risk, we have an interest rate cap agreement for a notional amount of $170 million which capped the Eurodollar Rate at 5.0% for the period of January 26, 2005 through January 26, 2006. The interest rate cap agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are recorded in interest expense. The fair value of the interest rate cap agreement is less than $0.3 million. The execution of these debt instruments resulted in us fixing the interest rate through January 26, 2006 on approximately 88% of our floating rate debt as of September 24, 2005.
     Our long-term obligations contain various financial tests and covenants. We were in compliance with such covenants as of September 24, 2005. However, if our operating results fall below current expectations, we may not be able to meet such covenants in future periods. If we are not in compliance with such covenants in future periods, we would be required to obtain a waiver from our lenders to avoid being in default. We may not be able to obtain such a waiver on a timely basis or at all.
     In the event that the Company fails to comply with the requirements of any financial performance covenant contained in the senior credit facility, the Company may, no more than two times in any twelve month period and four times in total, issue securities for cash or otherwise receive cash contributions to the capital of Simmons Company, the Company’s indirect parent. The cash received from the issuance of securities or contribution of capital to Simmons Company must be contributed to the capital of the Company and equal the lesser of (a) the amount necessary to cure the relevant failure to comply with all the relevant covenants and (b) $20.0 million. When the Company receives the cash, the financial performance covenants will be recalculated giving effect to the following pro forma adjustments:
(i)	Consolidated EBITDA (as defined) shall be increased solely for the purpose of measuring the relevant covenants by an amount equal to the cash received;

(ii)	If, after giving effect to the foregoing recalculations, the Company shall be in compliance with the requirements of all relevant covenants, the Company shall be deemed to have satisfied the requirements of such covenants as of the relevant date of determination with the same effect as though there had been no failure to comply therewith at such date, and the applicable breach or default of the financial performance covenants which had occurred shall be deemed cured; and

(iii)	To the extent that the cash received are used to repay indebtedness, such indebtedness shall not be deemed to have been repaid for purposes of calculating the leverage ratio for the relevant period.

     The most restrictive covenants relate to ratios of adjusted EBITDA to interest coverage (interest coverage ratio) and net debt to Adjusted EBITDA (leverage ratio), all as defined in the senior credit facility. There is also a maximum capital expenditure limitation in the senior credit facility. The minimum interest coverage ratio and maximum leverage ratio are computed based on our results for the last twelve months ended, adjusted for any acquisitions or dispositions. More specifically, the senior credit facility’s covenants, as amended, require:
•	a minimum interest coverage ratio, with compliance levels ranging from an interest coverage of no less than 2.30:1.00 from September 25, 2005 through December 31, 2005; 2.40:1.00 from March 31, 2006 through December 31, 2006; 2.55:1.00 from March 31, 2007 through December 31, 2007; 2.75:1.00 from March 31, 2008 through December 31, 2008; and 3.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

•	A maximum leverage ratio, with compliance levels ranging from total leverage of no greater than 6.50:1.00 from September 25, 2005 through December 31, 2005; 6.00:1.00 from March 31, 2006 through June 30, 2006; 5.75:1.00 from September 30, 2006 through December 31, 2006; 5.00:1.00 from March 31, 2007 through December 31, 2007; 4.50:1.00 from March 31, 2008 through December 31, 2008; and 4.00:1.00 from March 31, 2009 through each fiscal quarter ending thereafter.

•	a maximum capital expenditure limitation of $30.0 million per fiscal year, with the ability to roll forward to future years unused amounts from the previous fiscal year, and also subject to adjustments for certain acquisitions and other events.
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
     The following is a calculation of our minimum interest coverage and maximum leverage ratios under our senior credit facility as of September 24, 2005 (dollar amounts in millions, except ratios). The terms and related calculations are defined in our senior credit facility.

September 24,
2005

Calculation of minimum cash interest coverage ratio:
Twelve months ended Adjusted EBITDA(1)	$112,305

Consolidated cash interest expense(2)	$47,553

Actual interest coverage ratio(3)	2.36
Minimum permitted interest coverage ratio	2.30
Calculation of maximum leverage ratio:
Consolidated indebtedness	$740,249
Less: Cash and cash equivalents(4)	30,000

Net debt	$710,249

Adjusted EBITDA(1)	$112,305

Actual leverage ratio(5)	6.32
Maximum permitted leverage ratio	6.50

(1)	Adjusted EBITDA for the twelve months ended September 24, 2005 adds back to net income the following items: income taxes, interest expense, depreciation and amortization, transaction related expenditures, plant opening and closing charges, certain litigation and insurance charges relating to previous periods, management fees, reorganization costs and other non-recurring/non-cash charges as permitted under our senior credit facility.

(2)	Consolidated cash interest expense, as defined in the senior credit facility, for the twelve months ended September 24, 2005, as follows (in millions):

Interest expense, net	$49,977
Interest income	130

Gross interest expense	50,107
Less: Non-cash interest expense	(2,554)

$47,553

(3)	Represents ratio of Adjusted EBITDA to consolidated cash interest expense.

(4)	Our senior credit facility permits a maximum of $30.0 million of cash to be netted against our debt for purposes of this covenant computation. Actual cash as of September 24, 2005 totaled $36.9 million.

(5)	Represents ratio of consolidated indebtedness less cash and cash equivalents to Adjusted EBITDA.

Off-Balance Sheet Arrangements
     In connection with the sale of Mattress Gallery, we continue to guarantee approximately $1.1 million of Mattress Gallery’s obligations under certain store and warehouse leases that expire over various periods through 2010. We have no liability recorded for this obligation on our condensed consolidated balance sheet as of September 24, 2005.
Seasonality/Other
     For the past several years, there has not been significant seasonality to our wholesale bedding business. Our retail bedding business, which accounted for $59.5 million, or 9.3%, of our consolidated net sales for the first nine months of 2005, has historically experienced, and we expect will continue to experience, seasonal and quarterly fluctuations in net sales, operating income and Adjusted EBITDA. As is the case with many bedding retailers, our retail business is subject to seasonal influences, typically characterized by higher sales for the months of May through September, which impacts our second and third quarter financial results.
Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), Share-Based Payment. SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based upon the fair value of the award. SFAS 123R eliminates the option to account for the cost of stock-based compensation using the intrinsic value method as allowed under APB Opinion No. 25, Accounting for Stock Issued to Employees. We are considered a non-public entity as defined by SFAS 123R. SFAS 123R is effective for non-public entities for fiscal years beginning after December 15, 2005. We expect to adopt SFAS 123R as of the beginning of our fiscal year 2006. We do not anticipate that SFAS 123R will have a material effect on our consolidated financial statements.
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
•	competitive and pricing pressures in the bedding industry;

•	legal and regulatory requirements;

•	the success of new products, including HealthSmartTM, our new Beautyrest ® premium priced products, our new Deep Sleep ® products, and the Beautyrest ® Caresse ® products;

•	our relationships with our major suppliers;

•	fluctuations in costs of raw materials;

•	the significance and duration of any disruption to our business resulting from a shortage of polyurethane foam;

•	our relationship with significant customers and licensees;

•	our ability to increase prices on our products and the effect of these price increases on our unit sales;

•	our labor relations;

•	departure of key personnel;

•	encroachments on our intellectual property;

•	product liability claims;

•	our level of indebtedness;

•	interest rate risks;

•	compliance with covenants in our debt agreements;

•	future acquisitions;

•	an increase in return rates and warranty claims;

•	our ability to achieve the expected benefits from the corporate realignment; and

•	other risks and factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission (“SEC”).
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
     We have developed and implemented a policy to utilize extended Eurodollar contracts to minimize the impact of near term Eurodollar rate increases. For approximately $325 million of the tranche C term loan and $140 million of the senior unsecured term loan, we set the interest rate at the twelve month Eurodollar Rate on January 26, 2005, which fixed the Eurodollar Rate at 3.25% through January 26, 2006. To further address interest rate risk, we have an interest rate cap agreement for a notional amount of $170 million which capped the Eurodollar Rate at 5.0% for the period of January 26, 2005 through January 26, 2006. The interest rate cap agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are recorded in interest expense. The fair value of the interest rate cap agreement is less than $0.3 million. The execution of these debt instruments resulted in us fixing the interest rate through January 26, 2006 on approximately 88% of our floating rate debt as of September 24, 2005.

     All other factors remaining unchanged, a hypothetical 10% increase or decrease in interest rates for one year on our variable rate financial instruments would not have a material impact on earnings during 2005, but would result in an additional $3.8 million of interest expense in 2006.
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
     In the fourth quarter of 2005, the supply of polyurethane foam used in the bedding industry has been affected by a shortage of the chemical component toluene diisocyanate (“TDI”) in the United States. The shortage of TDI resulted from the extensive damage caused by Hurricane Rita. For further information regarding this supply chain disruption see “Polyurethane Foam Supply Issues and 2005 Product Line Price Increases” under Part 1, Item 2 above.
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

SIMMONS BEDDING COMPANY

By:	/s/William S. Creekmuir

William S. Creekmuir
Executive Vice President & Chief Financial Officer

Date:	November 3, 2005